Form 10-Q
period 1995-02-28
GOLDEN ENTERPRISES INC
filed 1995-04-06
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C. 20549
                          FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           February 28, 1995
                                ----------------------------

                              OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_______________

Commission file number                  0-4339
                      --------------------------------------

                   GOLDEN ENTERPRISES, INC.

    (Exact name of registrant as specified in its charter)

            DELAWARE                          63-0250005
- - --------------------------------      --------------------------
(State or other jurisdiction of           (I. R. S. Employer
 incorporation or organization)           Identification No.)

Suite 212, 2101 Magnolia Avenue, South
          Birmingham, Alabama                       35205
- - --------------------------------------      --------------------
(Address of Principal Executive Offices)         (Zip Code)

                        (205) 326-6101
     (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    ------      --------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1994.

                                        Outstanding at
       Class                            March 31, 1995
Common Stock, Par Value $0.66 2/3         12,261,950

                 GOLDEN ENTERPRISES, INC.


                            INDEX



Part I.    Financial Information                     Page No.

       Consolidated Condensed Balance Sheets -
        February 28, 1995 and May 31, 1994               3

       Consolidated Condensed Statements of Income -
        Three Months Ended and Nine Months Ended
        February 28, 1995 and 1994                       4

       Consolidated Condensed Statements of Cash
        Flows - Nine Months Ended
        February 28, 1995 and 1994                       5

       Notes to Consolidated Condensed Financial
        Statements                                       6

       Management's Discussion and Analysis of Financial
        Condition and Results of Operations              7

Part II.     Other Information                           8


                     Part I.    Financial Information

                  GOLDEN ENTERPRISES, INC. AND SUBSIDIARES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                               February 28,           May 31,
                                                  1995                  1994
                                               ------------          ----------
                                               (Unaudited)           (Audited)
        ASSETS
Cash and cash equivalents                       $ 4,344,760          $   642,064
Marketable securities                            12,631,277           13,415,968
Receivables, net                                  9,826,065           10,112,888
Inventories:
   Raw material and supplies                      2,528,036            1,826,133
   Finished goods                                 2,868,380            2,425,120
                                                -----------          -----------
                                                  5,396,416            4,251,253
                                                -----------          -----------
Current assets:
   Prepaid expenses                               2,714,406            1,967.560
   Current assets of discontinued business                0            1,989,309
                                                -----------          -----------
Total current assets                             34,912,924           32,379,042
                                                -----------          -----------
Property, plant and equipment, net               18,582,643           19,626,942
Property, plant and equipment,net
   (of discontinued business)                             0              587,562
Other assets                                      1,753,558            1,753,612
                                                -----------          -----------
                                                $55,249,125          $54,347,158
                                                -----------          -----------
                                                -----------          -----------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable, principally to banks          $         0          $         0
   Accounts payable & checks outstanding
      in excess of bank balance                   7,409,808            4,045,257
   Accrued and deferred income taxes                 74,374              193,010
   Other accrued expenses                         1,321,508            1,439,284
   Current installments of long-term debt            71,366               71,366
   Current liabilities of discontinued business           0              417,746
                                                -----------          -----------
Total current liabilities                       $ 8,877,056          $ 6,166,663
                                                -----------          -----------
Long-term debt less current maturities              663,963              478,526
                                                -----------          -----------
Deferred income taxes                             1,890,887            2,015,260
Deferred income taxes of discontinued business            0               58,240
                                                -----------          -----------
Stockholders' Equity:
Common stock - $.66 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares                          9,219,195            9,219,195
Additional paid-in capital                        6,496,045            6,515,575
Retained earnings                                36,505,793           37,031,156
                                                -----------          -----------
                                                 52,221,033           52,765,926

Less: Cost of common shares in treasury
(1,508,286 shares at February 28, 1995 and
1,332,347 shares at May 31, 1994)                -8,403,814           -7,137,457
                                                -----------         ------------
Total stockholders' equity                       43,817,219           45,628,469
                                                -----------          -----------
     Total                                      $55,249,125          $54,347,158
                                                -----------          -----------
                                                -----------          -----------

See Accompanying Notes to Consolidated Condensed Financial Statements



                       GOLDEN ENTERPRISES, INC. & SUBSIDIARIES

                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                        (UNAUDITED)

                                        Three Months Ended                Nine Months Ended
                                            February 28,                     February 28,
                                    ---------------------------     ---------------------------
                                        1995            1994            1995            1994
                                    -----------     -----------     -----------     -----------
REVENUES:
   Net sales                        $32,261,892     $31,484,985     $93,667,336     $91,785,016
   Other operating revenues             202,580         250,293         524,573         444,840
   Investment income                    144,387         187,014         425,781         510,066
                                    -----------     -----------     -----------     -----------
     Total revenues                 $32,608,859     $31,922,292     $94,617,690     $92,739,922
                                    -----------     -----------     -----------     -----------

COSTS AND EXPENSES;
   Cost of sales                    $14,020,511     $14,303,140     $40,559,477     $40,442,938
   Selling, general and
     administrative expense          16,606,732      17,417,368      48,087,630      49,817,553
   Interest                                   0             101               0             101
                                    -----------     -----------     -----------     -----------
     Total costs and expenses       $30,627,243     $31,720,609     $88,647,107     $90,260,592
                                    -----------     -----------     -----------     -----------

 Income from continuing
   operations before income taxes   $ 1,981,616     $   201,683     $ 5,970,583     $ 2,479,330
Income taxes                            750,343          82,784       2,244,819         876,038
                                    -----------     -----------     -----------     -----------
     Income from continuing
        operations                  $ 1,231,273     $   118,899     $ 3,725,764     $ 1,603,292

Discontinued operations (Note):
   Loss (income) from operations
      of discontinued business,
      net of related income taxes   $  - 22,029      $  - 2,290     $     2,490     $    85,216
   Gain on disposal of discontinued
      business, net of related
      incomes taxes of $142                 252               0             252               0
                                    -----------     -----------     -----------     -----------
          Net income                $ 1,209,496     $   116,609     $ 3,728,506     $ 1,688,508

Per share of common stock
(Note 1):
   Income from continuing
     operations                     $       .10     $       .01     $       .30     $       .13
   Income from operations of
      discontinued business                 .00             .00             .00             .01
   Gain on disposal of discontinued
      business                              .00             .00             .00             .00
                                    -----------     -----------     -----------     -----------
          Net income                $       .10     $       .01     $       .30     $       .14
                                    -----------     -----------     -----------     -----------
                                    -----------     -----------     -----------     -----------
Weighted average number of
   common shares outstanding         12,340,782      12,519,569      12,411,430      12,555,776
                                    -----------     -----------     -----------     -----------
                                    -----------     -----------     -----------     -----------
Cash dividend paid per share
   of common stock                  $     .1150     $     .1125     $     .3425     $     .3350
                                    -----------     -----------     -----------     -----------
                                    -----------     -----------     -----------     -----------

See Accompanying Notes to Consolidated Condensed Financial Statements





                         GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                         (UNAUDITED)

                                                            Nine Months Ended
                                                               February 28,
                                                        --------------------------
                                                            1995            1994
                                                        ----------      ----------
Cash flows from operating activities:
   Net income                                           $ 3,728,506     $ 1,688,508
   Adjustment to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                       2,110,842       2,603,760
      Compensation related to stock plan                          0               0
      Salary Continuation Benefits                          185,437         193,295
      Deferred income taxes                              -  124,373      -  134,889
      Gain on sale of equipment                          -  384,362      -  320,250
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable         286,823      -  641,506
         Decrease (increase) in inventories              -1,145,163         431,512
         Decrease (increase) in prepaid expenses         -  746,846      -  681,020
         Decrease (increase) in other assets -
            long-term                                            54              83
         Increase (decrease) in accounts payable and
            checks outstanding in excess
            of bank balances                              3,364,551       3,340,136
         Increase (decrease) in accrued income taxes     -  118,636      -  555,136
         Increase (decrease) in accrued expenses         -  117,776      -  273,761
                                                        -----------     -----------
                                                        $ 7,039,057     $ 5,650,732
                                                        -----------     -----------
Cash flows from investing activities:
   Purchase of property, plant and equipment            $-1,163,615     $-  598,337
   Proceeds from sale of equipment                          482,319         418,900
   Proceeds from sale of discontinued operations          2,100,000               0
   Net decrease (increase) in marketable securities         784,691       1,379,152
                                                        -----------     -----------
      Net cash provided by (used in)
      investing activities                              $ 2,203,395     $ 1,199,715
                                                        -----------     -----------
Cash flows from financing activities:
   Payments of current installments of
     long-term debt                                     $         0     $         0
   Purchase of treasury stock                            -1,468,387      -1,164,315
   Proceeds from sale of treasury stock                     182,500         197,004
   Cash dividend paid                                    -4,253,869      -4,204,207
                                                        -----------     -----------
      Net cash used in financing activities             $-5,539,756     $-5,171,518
                                                        -----------     -----------
Net (decrease) increase in cash and cash equivalents    $ 3,702,696     $ 1,678,929
Cash and cash equivalents at beginning of year              642,064       1,034,758
                                                        -----------     -----------
Cash and cash equivalents at end of quarter             $ 4,344,760     $ 2,713,687
                                                        -----------     -----------
                                                        -----------     -----------
Supplemental information:
   Cash paid during the year for:
      Income taxes                                      $ 2,487,970     $ 1,563,141
      Interest                                                    0             101


See Accompanying Notes to Consolidated Condensed Financial Statements.



                         GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of February 28, 1995 and May 31, 1994, and its results of operations for the three months and nine ended February 28, 1995 and 1994 and its cash flows for the nine months ended February 28, 1995 and 1994.

     The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 1994 which is incorporated by reference in Form 10-K.

2. The results of operations for the three months and nine months ended February 28, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. The Company, as of the close of business January 31, 1995 sold its subsidiaries, Steel City Bolt & Screw, Inc. and Nall & Associates, Inc. The sale of these subsidiaries is not expected to have significant effect on the financial position or results of operations (revenues, net income or earnings per share) of the Company for the fiscal year 1995.


                MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Working capital decreased from $26.2 million at June 1, 1994 to $26.0 million at the end of the third quarter. Net cash provided by operating activities amounted to $7.0 million for the nine months this year compared to $5.7 million for last year.

     $2.1 million cash was received in February from the sale of the Company's fastener division which consisted of two wholly-owned subsidiaries, Steel City Bolt & Screw, Inc. and Nall & Associates, Inc.

     Additions to property, plant and equipment, net of disposals, were $1.1 million this year and $0.5 million last year. Cash dividends of $4.25 million were paid during the first nine months of this year compared to $4.20 million last year. $1.47 million cash was used to purchase treasury stock this year while $1.16 million was used last year, and $.78 million of cash was provided by a net decrease in marketable securities this year compared to $1.38 million last year. The Company's current ratio was 3.93 to 1.00 at February 28, 1995. Management is not aware of any trends or events that will cause a material change in the Company's liquidity.

Operating Results

     For the three months ended February 28, 1995, total revenues from continuing operations were up 2.2% from the comparable period in fiscal 1994. Cost of sales was 43.5% of net sales compared to 45.4% last year. The favorable cost of sales comparison was due primarily to the availability of a much better quality potato for producing potato chips this year. Selling, general and administrative expenses were 51.5% of net sales this year and 55.3% last year. The major factor causing the decrease in selling, general and administrative expenses was less advertising expense compared to last year's third quarter when the Company was conducting market specific campaigns to improve customer awareness of the Company's brands.

     For the year-to-date, total revenues from continuing operations increased 2.0% from the comparable period in fiscal 1994. Cost of sales was 43.3% of net sales compared to 44.1% last year. Selling, general and administrative expenses were 51.3% of net sales this year and 54.3% last year.

     The Company's third quarter investment income from continuing operations as a percentage of pre-tax income was 7.3% this year compared to 92.7% last year. This decrease was due to the increase in operating income, and the fact that investment income dollars decreased 22.8%.

     For the nine months, investment income from continuing operations was 7.1% of pre-tax income this year and 20.6% last year. For the nine months, investment income dollars decreased 16.5%.

     The Company's effective tax rate for the third quarter was 37.9% compared to 41.0% for last year's third quarter and 37.6% versus 35.3% for the nine months.


                 PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


          (b) Reports on Form 8-K - There were no reports on form 8-K filed for the three months ended
                February 28, 1995.


                          SIGNATURES

          Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GOLDEN ENTERPRISES, INC.
                                         (Registrant)



Dated:  April 6, 1995             /s/ Sloan Y. Bashinsky, Sr.
       ------------------         -----------------------------
                                      Sloan Y. Bashinsky, Sr.
                                      Chairman of the Board


Dated:  April 6, 1995             /s/ John H. Shannon
        ------------------        -----------------------------
                                      John H. Shannon
                                      Vice President/Controller
                                      (Principal Accounting
                                       Officer)