Form 10-Q/A
period 1995-02-28
GOLDEN ENTERPRISES INC
filed 1995-05-16
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C. 20549
                          FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           February 28, 1995
                                ----------------------------

                              OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_______________

Commission file number                  0-4339
                      --------------------------------------

                   GOLDEN ENTERPRISES, INC.

    (Exact name of registrant as specified in its charter)

            DELAWARE                          63-0250005
- --------------------------------      --------------------------
(State or other jurisdiction of           (I. R. S. Employer
 incorporation or organization)           Identification No.)

Suite 212, 2101 Magnolia Avenue, South
          Birmingham, Alabama                       35205
- --------------------------------------      --------------------
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