Form 10-K
period 1995-05-31
GOLDEN ENTERPRISES INC
filed 1995-08-25
CIK 42228

<COVER LETTER 1>

                                SPAIN & GILLON
                             THE ZINSZER BUILDING
                           2117 SECOND AVENUE NORTH
                           BIRMINGHAM, ALABAMA 35203

                            TELEPHONE (205) 328-4100

                                August 25, 1995

Securities and Exchange Commission
Division of Corporate Finance
500 North Capitol Street, N.W.
Washington, D.C.  20549

         Re:     Golden Enterprises, Inc.
                 File No.:   0-4339
                 Form 10-K Annual Report

Gentlemen:

     Pursuant to the Securities and Exchange Act, Golden Enterprises, Inc. is filing by EDGAR a Form 10-K Annual Report for the fiscal year ended May 31, 1995 which contains financial statement schedules and exhibits.

     The Company is also filing by EDGAR a statement that the financial statements contained in the 10-K Report for the fiscal year ended May 31, 1995 do not reflect any change from the preceding year in any accounting principles or practices or in the method of applying any such principles or practices.

     A check payable to the Securities and Exchange Commission Acct. No. 910-8739 in the amount of $250.00 as required pursuant to Regulation Section 240.13(a)-1 has been mailed to the Mellon Bank.

                                               Yours very truly,

                                               SPAIN & GILLON

                                               By: /s/ John P. McKleroy, Jr.
                                                       John P. McKleroy, Jr.

</COVER LETTER 1>

<COVER LETTER 2>

                                GOLDEN ENTERPRISES, INC.

                                     August 25, 1995

Securities and Exchange Commission
Division of Corporate Finance
500 North Capitol Street, N.W.
Washington, D.C.  20549

         Re:     Golden Enterprises, Inc.
                 File No.:   0-4339
                 10-K Report

Gentlemen:

     The undersigned, John H. Shannon, Vice President, Secretary and Controller of Golden Enterprises, Inc., hereby declares that the financial statements contained in the Company's 10-K Report for the fiscal year ended May 31, 1995 do not reflect any change from the preceding year in any accounting principles or practices or in the method of applying any such principles or practices.

     WITNESS MY SIGNATURE, this the 25th day of August, 1995.

                                         /s/  John H. Shannon
                                              JOHN H. SHANNON
                                              Vice President, Secretary
                                              and Controller

</COVER LETTER 2>


                               FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended May 31, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 0-4339

                         GOLDEN ENTERPRISES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               Delaware                           63-0250005
     -------------------------------           ------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

    Suite 212, 2101 Magnolia Avenue, South
    Birmingham, Alabama                                  35205
   ----------------------------------------           ----------
   (Address of Principal Executive Offices)           (Zip Code)

            Registrant's Telephone Number including area code
                              (205) 326-6101

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                   None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

              Common Capital Stock, Par Value $0.662/3
              ----------------------------------------
                             (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes X.               No      .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.          [  ]

          State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 1, 1995.

            Common Stock, Par Value $0.66 2/3 -- $33,468,298

          Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of August 1, 1995.

               Class                      Outstanding at August 1, 1995
  ---------------------------------       -----------------------------
  Common Stock, Par Value $0.66 2/3              12,261,950 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Annual Proxy Statement for the year ended May 31, 1995 are incorporated by reference into Part III.

                             TABLE OF CONTENTS

                      FORM 10-K ANNUAL REPORT -- 1995
                         GOLDEN ENTERPRISES, INC.

                                                               Page
PART I

  Item  1. Business                                              3
  Item  2. Properties                                            6
  Item  3. Legal Proceedings                                     7
  Item  4. Submission of Matters to a Vote of
           Security Holders                                      7

PART II

  Item  5. Market for Registrant's Common Equity
           and Related Stockholder Matters                       8
  Item  6. Selected Financial Data                               9
  Item  7. Management's Discussion and Analysis
           of Financial Condition and Results of Operation      10
  Item  8. Financial Statements and Supplementary Data          11
  Item  9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure               27

PART III

  Item 10. Directors and Executive Officers of the Registrant   27
  Item 11. Executive Compensation                               27
  Item 12. Security Ownership of Certain Beneficial
           Owners and Management                                27
  Item 13. Certain Relationships and Related Transactions       27

PART IV

  Item 14. Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                              27

                                  PART I

                            ITEM 1. -- BUSINESS

     Golden Enterprises, Inc. (the "Company") is a holding company which owns all of the issued and outstanding capital stock of Golden Flake Snack Foods, Inc., a wholly-owned operating subsidiary company ("Golden Flake"). Golden Enterprises is paid a fee by Golden Flake for providing management services for it.

     The Company was originally organized under the laws of the State of Alabama as Magic City Food Products, Inc. on June 11, 1946. On March 11, 1958, it adopted the name Golden Flake, Inc. On June 25, 1963, the Company purchased Don's Foods, Inc., a Tennessee corporation which was merged into the Company on December 10, 1966. The Company was reorganized December 31, 1967 as a Delaware corporation without changing any of its assets, liabilities or business. On January 1, 1977, the Company which had been engaged in the business of manufacturing and distributing potato chips, fried pork skins, cheese curls and other snack foods, spun off its operating division into a separate Delaware corporation known as Golden Flake Snack Foods, Inc. and adopted its present name of Golden Enterprises, Inc.

     The Company owns all of the issued and outstanding capital stock of Golden Flake Snack Foods, Inc.

                      Golden Flake Snack Foods, Inc.

General

     Golden Flake Snack Foods, Inc. ("Golden Flake") is a Delaware corporation with its principal place of business and home office located at 110 South Sixth Street, Birmingham, Alabama. Golden Flake manufactures and distributes a full line of salted snack items, such as potato chips, tortilla chips, corn chips, pretzels, fried pork skins, baked and fried cheese curls, peanut butter crackers, cheese crackers, onion rings and buttered and cheese popcorn. These products are all packaged in cellophane bags or other suitable wrapping material. Golden Flake also sells a line of cakes and cookie items, canned dips, dried meat products, and nuts packaged by other manufacturers using the Golden Flake label.
No single product or product line accounts for more than 50% of Golden Flake's sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials.

Raw Materials

     Golden Flake purchases raw materials used in manufacturing and processing its snack food products on the open market and under contract through brokers and directly from growers. A large part of the raw materials used by Golden Flake consists of farm commodities which are subject to precipitous change in supply and price. Weather varies from season to season and directly affects both the quality and supply available. Golden Flake has no control of the agricultural aspects and its profits are affected accordingly.

Distribution

     Golden Flake sells its products through its own sales organization to commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky, Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina, Arkansas, Missouri and Indiana. The products are distributed by approximately 580 route salesmen who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama, Nashville, Tennessee, and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct store door delivery method. Golden Flake is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No single customer accounts for more than 10% of its total sales. Golden Flake has a fleet of 912 company owned vehicles to support the route sales system, including 40 tractors and 73 trailers for long haul delivery to the various company warehouses located throughout its distribution areas, 719 store delivery vehicles and 80 cars and miscellaneous vehicles. Golden Flake also leases 20 trailers.

Competition

     The snack foods business is highly competitive. In the area in which Golden Flake operates, many companies engage in the production and distribution of food products similar to those produced and sold by Golden Flake. Most, if not all, of Golden Flake's products are in direct competition with similar products of several local and regional companies and at least one national company, the Frito Lay Division of Pepsi Co., Inc., which is larger in terms of capital and sales volume than is Golden Flake. Golden Flake is unable to state its relative position in the industry. Golden Flake's marketing thrust is aimed at selling the highest quality product possible and giving good service to its customers, while being competitive with its prices. Golden Flake constantly tests the quality of its products for comparison with other similar products of competitors and maintains tight quality controls over its products.

Employees

     Golden Flake employs approximately 1,300 employees. Approximately 750 employees are involved in route sales and sales supervision, approximately 450 are in production and production supervision, and approximately 100 are management and administrative personnel.

     Golden Flake believes that the performance and loyalty of its employees are the most important factors in the growth and profitability of its business. Since labor costs represent a significant portion of Golden Flake's expenses, employee productivity is important to profitability. Golden Flake considers its relations with its employees to be excellent.

     Golden Flake has a Profit Sharing Plan and an Employee Stock Ownership Plan designed to reward the long term employee for his loyalty. In addition, the employees are provided medical insurance, life insurance, and an accident and sickness salary continuance plan. Golden Flake believes that its employee wage rates are competitive with those of its industry and with prevailing rates in its area of operations.

Environmental Matters

     There have been no material effects of compliance with government provisions regulating discharge of materials into the environment.

Recent Developments

     Since the beginning of its last fiscal year, no significant change has occurred in the kinds of products manufactured or in the markets or methods of distribution, and no material changes or developments have occurred in the business done and intended to be done by Golden Flake.

         Steel City Bolt & Screw, Inc. and Nall & Associates, Inc.

     On February 8, 1995, the Company sold all of the capital stock of Steel City Bolt & Screw, Inc. ("Steel City") and Nall & Associates, Inc. ("Nall"), which were wholly-owned subsidiaries of the Company, to Coosa Acquisitions, Inc., an Alabama corporation ("Coosa"), for a purchase price of $2,100,000. For accounting purposes, the sale was treated to have occurred as of the close of business on January 31, 1995. All of the purchase price was paid in cash at closing. Coosa is a non-affiliated company and was created for the specific purpose of purchasing the capital stock of Steel City and Nall. After the closing, Steel City and Nall became wholly-owned subsidiaries of Coosa and were then merged into Coosa, which changed its operating name to Steel City Bolt & Screw, Inc.

                     Executive Officers Of Registrant
                            And Its Subsidiary

     Name and Age                  Position and Offices with Management
     ------------                  ------------------------------------
Sloan Y. Bashinsky, Sr., 75       Mr. Bashinsky is Chairman of the Board
                                  and Treasurer of the Company. He has
                                  been employed with the Company since
                                  1946. Mr. Bashinsky has been Chairman
                                  of the Board, with a one year
                                  interruption, since 1972. Mr. Bashinsky
                                  served as Chief Executive Officer from
                                  1976 to June 1, 1991. Prior to becoming
                                  Chairman of the Board in 1972, he was
                                  President from 1956 to 1972 and
                                  reassumed the position of President
                                  from 1984 to July 1985. Mr. Bashinsky
                                  served as Chairman of the Board,
                                  President and Chief Executive Officer
                                  under a written employment agreement
                                  until May 31, 1985 at which time the
                                  employment agreement terminated. Mr.
                                  Bashinsky is elected Chairman of the
                                  Board and Treasurer on an annual basis
                                  with his present term to expire May 31,
                                  1996.

John S. Stein, 58                 Mr. Stein is President and Chief
                                  Executive Officer of the Company. He
                                  was elected Chief Executive Officer on
                                  June 1, 1991 and has served as
                                  President of the Company since 1985.
                                  Mr. Stein served as President of Golden
                                  Flake Snack Foods, Inc. from 1976 to
                                  September 20, 1991. Mr. Stein has been
                                  employed with the Company and its
                                  subsidiaries since 1961. Mr. Stein is
                                  elected President and Chief Executive
                                  Officer annually, and his present term
                                  will expire on May 31, 1996.

F. Wayne Pate, 60                 Mr. Pate is President of Golden Flake
                                  Snack Foods, Inc., a wholly-owned
                                  subsidiary of the Company. He was
                                  elected President on September 20,
                                  1991, and has been employed by Golden
                                  Flake since 1968. During his
                                  employment, he has served as Vice
                                  President of Research and Development,
                                  Vice President of Manufacturing and
                                  Executive Vice President of
                                  Manufacturing and Sales. Mr. Pate is
                                  elected President annually, and his
                                  present term will expire on May 31,
                                  1996.

John H. Shannon, 58               Mr. Shannon has been employed with the
                                  Company since 1962. He was elected Controller in 1976, Secretary in 1978 and Vice-President in 1979, and has served in these capacities since then. Mr. Shannon is elected to his positions on an annual basis, and his present term of office will expire on May 31, 1996.

                           ITEM 2. -- PROPERTIES

     The office headquarters of the Company are located at Suite 212, 2101 Magnolia Avenue South, Birmingham, Alabama 35205. The Company occupies approximately 1300 square feet of office space under lease. The properties of the subsidiary are described below.

                               Golden Flake

Manufacturing Plants and Office Headquarters

     The main plant and office headquarters of Golden Flake are located at 110 South Sixth Street, Birmingham, Alabama, and are situated on approximately 23 acres of land which is serviced by a railroad spur track. This facility consists of 6 buildings which have a total of approximately 300,000 square feet of floor area. The plant manufactures a full line of Golden Flake products. Golden Flake maintains a garage and vehicle maintenance service center from which it services, maintains, repairs and rebuilds its fleet and delivery trucks. Golden Flake has adequate employee and fleet parking.

     Golden Flake owns approximately 17 acres of undeveloped real estate which is adjacent to its main plant and office headquarters in Birmingham. This property is zoned for industrial use and is readily available for future use. Plans for the utilization of this property have not been finalized.

     Golden Flake has a manufacturing plant in Nashville, Tennessee, which is located at 2930 Kraft Drive. The building is of masonry construction and has approximately 70,000 square feet of floor space. This facility is serviced by a railroad spur track. Golden Flake manufactures potato chips and pretzels at this plant. The Company also owns 2 acres of land across the street from its Nashville plant which is presently used for parking. This property is zoned for industrial use and is readily available for future use. Plans for the utilization of this property have not been finalized.

     Golden Flake also has a manufacturing plant in Ocala, Florida. This plant was placed in service in November 1984. The plant consists of approximately 100,000 square feet and is located on a 56-acre site on Silver Springs Boulevard. The Company manufactures corn chips, tortilla chips and potato chips from this facility. This manufacturing plant, with allowance for future expansion, will use approximately 27 acres of the 56-acre site. The remaining 29 acres are undeveloped and are readily available for future use for commercial and/or light industrial development. Plans for the utilization of this property have not been finalized.

     The manufacturing plants, office headquarters and additional lands are owned by Golden Flake free and clear of any debts.

Distribution Warehouses

     Golden Flake owns branch warehouses in Montgomery, Demopolis, Fort Payne, Muscle Shoals, Huntsville, Phenix City, Tuscaloosa, Mobile, Dothan and Oxford, Alabama; Gulfport and Jackson, Mississippi; Chattanooga, Knoxville and Memphis, Tennessee; Decatur, Marietta, Forest Park and Macon, Georgia; Jacksonville, Panama City, Clearwater, Tampa, Orlando, Tallahassee and Pensacola, Florida; Baton Rouge and New Orleans, Louisiana; Louisville, Kentucky and Little Rock, Arkansas. The warehouses vary in size from 2,400 to 8,000 square feet. All distribution warehouses are owned free and clear of any debts.

Vehicles

     Golden Flake owns a fleet of 912 vehicles which includes 719 route trucks, 40 tractors, 73 trailers and 80 cars and miscellaneous vehicles. There are no liens or encumbrances on Golden Flake's vehicle fleet. Golden Flake also leases 20 trailers and owns a 1987 Cessna Citation II aircraft.

                       ITEM 3. -- LEGAL PROCEEDINGS

     There are no material pending legal proceedings against the Company or its subsidiary other than ordinary routine litigation incidental to the business of the Company and its subsidiary.

                   ITEM 4. -- SUBMISSION OF MATTERS TO
                              A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                  PART II

             ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

MARKET AND DIVIDEND INFORMATION

     The Company's common stock is traded in the over-the-counter market under the "NASDAQ" symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following tabulation sets forth the range of high and low bid quotations for the common stock during each quarter of the fiscal years ended May 31, 1995 and 1994 and the amount of dividends paid per share in each quarter. The Company currently expects that comparable regular cash dividends will be paid in the future.

                                  Market Price        Dividends Paid
      Quarter                   High         Low         Per share

Fiscal 1995

     First                      $8          $6 3/4     $.11 1/4
     Second                      7 1/4       6 3/4      .11 1/2
     Third                       7 1/4       6 3/4      .11 1/2
     Fourth                      7 1/4       6 3/4      .11 1/2

Fiscal 1994

     First                      $8 3/4      $7 3/4     $.11
     Second                      8 3/4       7 7/8      .11 1/4
     Third                       8 1/4       7 3/4      .11 1/4
     Fourth                      8 1/8       7 1/8      .11 1/4

     These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission.

     As of August 1, 1995, there were approximately 1,800 record holders of common stock.

                    ITEM 6. -- SELECTED FINANCIAL DATA


GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

FINANCIAL REVIEW (Dollar amounts in thousands, except per share data)


                                                                     Year Ended May 31,

                                                1995         1994        1993         1992         1991

OPERATIONS
Net sales and other operating income          $128,771     $126,462    $130,070     $127,178     $124,595
Investment income                                  674          438         459          664          789

     Total revenues                            129,445      126,900     130,529      127,842      125,384

Cost of sales                                   56,285        55,114     55,110       54,982       52,538
Selling, general and administrative
  expenses                                      64,863        67,143     67,521       65,392       66,020
Interest                                          --             --           3            7           14
Income before income taxes                       8,297         4,643      7,895        7,461        6,812
Federal and state income taxes                   3,146         1,662      2,943        2,731        2,553
Income from continuing operations                5,151         2,981      4,592        4,730        4,259

DISCONTINUED OPERATIONS:
  Income from operations of
    discontinued business net of
    related income taxes                             3            92         29           45          142

Net income                                       5,154         3,073      4,981        4,775        4,401

FINANCIAL DATA
Depreciation and amortization                 $  2,856      $  3,377    $ 3,893     $  4,227     $  4,962
Capital expenditures, net of disposals           1,366           741      1,840        2,380        1,135
Working capital                                 25,788        26,212     27,402       26,730       25,564
Long-term debt                                     599           479        287          150           88
Stockholders' equity                            43,490        45,628     49,084       50,103       50,614
Total assets                                    52,012        54,347     57,771       58,902       60,251

COMMON STOCK DATA
Net income                                    $    .42      $    .25    $   .40     $    .38     $    .35
Dividends                                          .46           .45        .44          .42          .39
Book value                                        3.55          3.65       3.90         3.96         4.00
Price range (high and low bid)                 8-6 3/4   8 3/4-7 1/8 10 1/4-7 1/2   11-6 3/4  11 1/2 - 6 7/8

FINANCIAL STATISTICS
Current ratio                                     5.26          5.25       5.48         5.52         4.69
Net income as percent of total revenues
     from continuing operations                    4.0%          2.4%       3.8%         3.8%         3.5%
Net income as percent of stockholders'
     equity (a)                                   11.6%          6.5%      10.0%         9.5%         8.6%

OTHER DATA
Weighted average common shares
     outstanding                             12,376,769   12,540,809 12,595,896   12,636,723   12,707,477
Common shares outstanding at
     year-end                                12,261,950   12,496,446 12,600,403   12,639,400   12,668,427
Approximate number of stockholders                1,800        1,900      2,000        2,000        1,900


(a) Average amounts at beginning and end of fiscal year.


       ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION

GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

     Working capital was $25.8 million at May 31, 1995 compared to $26.2 million at May 31, 1994. Net cash provided by operations amounted to $6.6 million in fiscal year 1995, $5.0 million in 1994, and $9.7 million in 1993. An additional $0.3 million in cash was provided this year by a net decrease in investment securities compared to $2.0 million in 1994, and a usage of $0.9 million in 1993 to increase investment securities. $2.1 million in cash was received this year from the sale of the Company's fastener division, which consisted of two wholly-owned subsidiaries, Steel City Bolt & Screw, Inc. and Nall & Associates, Inc.

     Additions to property, plant and equipment, net of disposals, were $1.4 million, $0.7 million, and $1.8 million in fiscal years 1995, 1994, and 1993, respectively, and are expected to be about $5.0 million in 1996.

     Cash dividends of $5.7 million were paid during fiscal year 1995 compared to $5.6 million in 1994 and $5.5 million in 1993.

     Cash in the amount of $1.9 million was used to purchase treasury shares during fiscal 1995 while $1.2 million and $0.7 million was used for this purpose in 1994 and 1993, respectively.

     Long-term liabilities as a percentage of total capitalization was 1.3% at May 31, 1995. The Company's current ratio at the year end was
5.26 to 1.00.

     Management is not aware of any trends or events that will cause a material change in the Company's liquidity.

Operating Results

     Net sales and other operating income increased by 1.8% in fiscal year 1995, decreased by 2.8% in 1994, and increased by 2.3% in 1993. Although the intense competition in the snack food industry continued in 1995, sales were up compared to 1994 because of a better general economy and improved effectiveness of the Company's advertising and promotions.

     The Company's investment income as a percentage of income before taxes was 8.1% in 1995, 9.4% in 1994, and 5.8% in 1993. The decrease in this percentage in 1995 compared to 1994 was due to the increase in the Company's operating income, and the increase in 1994 compared to 1993 was due to the decrease in 1994's operating income.

     Cost of sales was 43.9% in 1995, 43.8% in 1994, and 42.8% in 1993.
This percentage stabilized for the past two years after increasing considerably in 1994 due to increased raw material costs primarily in cooking oil and potatoes.

     Selling, general and administrative expenses were 50.6% of sales in 1995, 53.4% in 1994, and 52.5% in 1993. The significant improvement in this percentage for 1995 was due to a decrease in advertising expense and the impact of route and job consolidations. Prior to 1995, the upward trend in this percentage was due to increases in advertising and promotional expense and employee health benefit costs.

     The Company's fastener business was sold for cash as of January 31, 1995. Accordingly, the income from operations of the fastener business is reported as income from operations of discontinued business. The consolidated financial statements have been reclassified to report separately the assets, liabilities and operating results of the discontinued business. The Company's consolidated financial statements and notes to consolidated financial statements have been restated to reflect comparative information on the continuing business. The discontinuance of the fastener business will not significantly impact the Company's performance because fastener revenues were less than 4% of the Company's total revenues, and fastener income was below 3% of total income.

Inflation

     Although inflation has moderated in recent years, certain costs and expenses of the Company are affected adversely by inflation, and the Company's prices for its products for the last five years have remained relatively flat. The Company will continue to contend with the effect of further inflation through efficient purchasing, improved manufacturing methods, pricing, and by monitoring and controlling expenses.

SFAS No. 107

     The Financial Accounting Standards Board has issued Standard No. 107 which is required to be adopted by the Company in a future year. This standard is discussed in Note 1 to the Consolidated Financial Statements. The standard will be implemented when required. Management does not believe the implementation of the standard will have a material impact on the Company's financial statements.

Environmental Matters

     There have been no material effects of compliance with governmental provisions regulating discharge of materials into the environment.

          ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the registrant and its subsidiaries for the year ended May 31, 1995, consisting of the following, are contained herein:

Consolidated Balance Sheets -- May 31, 1995 and 1994

Consolidated Statements of Income -- Years ended May 31, 1995, 1994 and 1993

Consolidated Statements of -- Years ended May 31, 1995, 1994 and 1993 Cash
    Flows

Consolidated Statements of Changes -- Years ended May 31, 1995, 1994 and
    1993 in Stockholders' Equity

Notes to Consolidated Financial Statements -- Years ended May 31, 1995,
    1994 and 1993

Quarterly Results of Operations -- Years ended May 31, 1995 and 1994

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended May 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiaries as of May 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in item 14(a) 2 are presented for purposes of complying with the Securities Exchange Commission's rules and are not part of the basic financial statements. These schedules for the years ended May 31, 1995, 1994, and 1993, have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Birmingham, Alabama
July 12, 1995                      DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP


                GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                           May 31, 1995 and 1994

ASSETS


                                                    1995            1994
Current Assets:
  Cash and cash equivalents                   $   623,592      $   642,064
  Investment securities available-for-sale     13,828,663             --
  Marketable securities                              --         13,415,968

Receivables:
  Trade accounts                               10,234,990        9,839,703
  Other                                           644,709          283,185

                                               10,879,699       10,122,888
  Less: Allowance for doubtful accounts            10,000           10,000

                                               10,869,699       10,112,888

Inventories:
  Raw materials                                 1,697,629        1,826,133
  Finished goods                                2,857,217        2,425,120

                                                4,554,846        4,251,253

Prepaid expenses                                1,968,851        1,967,560
Current assets of discontinued business              --          1,989,309

     Total current assets                      31,845,651       32,379,042

Property, plant and equipment:
  Land                                          3,974,429        3,974,429
  Buildings                                    18,987,134       18,920,734
  Machinery and equipment                      31,745,856       31,119,547
  Transportation equipment                     16,271,171       16,640,782

                                               70,978,590       70,655,492
  Less: Accumulated depreciation               52,842,545       51,028,550

                                               18,136,045       19,626,942

Noncurrent assets of discontinued business           --            587,562

Other Assets                                    2,030,234        1,753,612

     Total                                    $52,011,930      $54,347,158


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                            $ 4,324,632      $ 4,045,257
  Accrued income taxes                            135,217             --
  Other accrued expenses                        1,307,049        1,380,124
  Deferred income taxes                           291,246          252,170
  Current installments of long-term debt             --              7,366
  Current liabilities of discontinued business       --            417,746

     Total current liabilities                  6,058,144        6,166,663

Long-term liabilities                             598,922          478,526

Deferred income taxes                           1,864,461        2,015,260
Deferred income taxes of discontinued business       --             58,240

                                                1,864,461        2,073,500
Commitments and contingencies                        --               --

Stockholders' Equity:
  Common stock -- $.662/3 par value:
    Authorized 35,000,000 shares;
    issued 13,828,793 shares                    9,219,195        9,219,195
  Additional paid-in capital                    6,499,554        6,528,147
  Retained earnings                            36,521,373       37,031,156
  Treasury shares -- at cost
    (1,566,843 shares in 1995 and
    1,332,347 shares in 1994)                  (8,818,533)      (7,137,457)
  Deferred compensation                              --            (12,572)
  Unrealized gains on securities
    available-for-sale, net
    of deferred income taxes                       68,814             --

     Total stockholders' equity                43,490,403       45,628,469

     Total                                    $52,011,930      $54,347,158


See Accompanying Notes to Consolidated Financial Statements.



                GOLDEN ENTERPRISES, INC. AND SUBSUIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME


                  Years ended May 31, 1995, 1994 and 1993


                                     1995              1994              1993
Revenues:
  Net sales                      $128,144,977      $125,840,804      $128,698,233
  Other income, including gain
    on sale of property and
    equipment of $457,385 in
    1995, $465,743 in 1994,
    and $1,193,500 in 1993            626,202           620,845         1,371,874
  Net investment income               674,227           438,463           458,794

        Total revenues            129,445,406       126,900,112       130,528,901

Costs and expenses:
  Cost of sales                    56,285,331        55,113,907        55,110,124
  Selling, general and
    administrative expenses        64,240,117        66,515,778        66,893,120
  Contributions to employee
    profit-sharing and employee
    stock ownership plans             622,486           627,474           627,698
  Interest                               --                 101             3,192

        Total costs and expenses  121,147,934       122,257,260       122,634,134

        Income from continuing
        operations before
        income taxes                8,297,472         4,642,852         7,894,767

Provision for income taxes:
  Currently payable:
    Federal                         2,856,000         1,654,000         2,745,000
    State                             440,000           254,000           410,000
  Deferred taxes                     (150,000)         (246,000)         (212,000)

        Total provision for
        income taxes                3,146,000         1,662,000         2,943,000

  Income from continuing
    operations                      5,151,472         2,980,852         4,951,767

Discontinued Operations:
  Income from operations of
     discontinued business,
     net of related income taxes        2,490            92,563            28,816
  Gain on disposal of discontinued
     business                             252              --                --

        Net income                 $5,154,214        $3,073,415        $4,980,583

Per share of common stock:
  Income from continuing
    operations                     $      .42        $      .24        $      .40
  Income from operations
    of discontinued business             --                 .01              --

        Net income                 $      .42        $      .25        $      .40



See Accompanying Notes to Consolidated Financial Statements.



                GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended May 31, 1995, 1994 and 1993


                                              1995             1994             1993
Cash flows from operating activities:
  Net income                               $ 5,154,214      $ 3,073,415      $ 4,980,583
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization          2,856,445        3,377,278        3,892,617
      Compensation related to stock plan         3,509           53,574       (    7,798)
      Salary continuation benefits             120,396          257,726          220,800
      Deferred income taxes                 (  150,000)      (  246,000)      (  212,000)
      Gain on sale of property and
        equipment                           (  457,385)      (  465,743)      (1,193,500)
      Gain on disposal of
        discontinued business               (      252)            --              --
      Income from operations of
        discontinued business               (    2,490)      (   92,563)      (   28,816)
      Dividends received from
        discontinued business                   53,375          165,500          168,500
  Changes in operating assets and
    liabilities:
      (Increase) in accounts receivable     (  756,811)      (1,120,776)      (  269,484)
      (Increase) decrease in inventories    (  303,593)         238,618       (   14,380)
      (Increase) decrease in prepaid
        expenses                            (    1,291)         126,019          115,921
      (Increase) in other assets --
        long-term                           (  276,622)      (  385,607)      (  503,176)
      Increase in accounts payable             279,375           89,697        2,281,794
      Increase (decrease) in accrued
        income taxes                           135,217       (   22,303)      (   18,770)
      (Decrease) increase in accrued
        expenses                            (   73,075)      (   67,582)         305,093

          Net cash provided by
            operating activities             6,581,012        4,981,253        9,717,384

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                               (1,477,321)      (  851,572)      (2,778,977)
  Proceeds from sale of property,
    plant and equipment                        568,727          576,132        2,131,969
  Net proceeds from disposal of
    discontinued business                    2,050,252             --              --
  Investment securities available-for-sale:
    Purchases                              (85,802,956)            --              --
    Proceeds from disposals                 85,497,783             --              --
  Marketable securities:
    Purchases                                    --         (52,614,763)     (14,143,834)
    Proceeds from disposals                      --          54,607,629       13,240,000

          Net cash provided by (used in)
            investing activities               836,485        1,717,426      ( 1,550,842)

Cash flows from financing activities:
  (Decrease) in checks outstanding
    in excess of bank balances                    --              --         ( 2,107,643)
  Payments of current installment of
    long-term debt                         (    71,366)     (   107,723)     (   197,506)
  Purchase of treasury shares              ( 1,883,106)     ( 1,172,309)     (   746,969)
  Proceeds from sale of treasury stock         182,500          205,000          255,600
  Cash dividends paid                      ( 5,663,997)     ( 5,610,058)     ( 5,476,606)

         Net cash (used in)
           financing activities            ( 7,435,969)     ( 6,685,090)     ( 8,273,124)

Net (decrease) increase in cash
  and cash equivalents                     (    18,472)          13,589      (   106,582)
Cash and cash equivalents at
  beginning of year                            642,064          628,475          735,057
Cash and cash equivalents
  at end of year                           $   623,592      $   642,064      $   628,475

Supplemental information:
  Cash paid during the year for:
    Income taxes                           $ 3,101,623      $ 1,879,447      $ 3,065,990
    Interest                               $     --         $       101      $     3,300


See Accompanying Notes to Consolidated Financial Statements.




                   GOLDEN ENTERPRISES, INC. AND SUBSIDIAIRES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   Years ended May 31, 1995, 1994, 1993


                                         Additional                                              Unrealized
                              Common       Paid-in       Retained     Treasury      Deferred       Gains on
                              Stock        Capital       Earnings      Shares     Compensation    Securities

Balance, May 31, 1992         $9,219,195   $6,756,988   $40,063,822  $(5,643,883)   $(293,209)     $   --
  Net income                       --           --        4,980,583        --           --             --
  Cash dividends declared --
    $.44 per share                 --           --       (5,476,606)       --           --             --
  Purchase of shares
    for Treasury                   --           --             --     (  746,969)       --             --
  Stock options exercised          --      (   37,334)         --        212,384       80,550          --
  Awards under stock option
    plan                           --      (  167,000)         --          --         167,000          --
  Amortization of deferred
    compensation                   --           --             --          --        ( 31,213)         --

Balance, May 31, 1993          9,219,19     6,552,654    39,567,799   (6,178,468)    ( 76,872)         --
  Net income                      --            --        3,073,415        --           --             --
  Cash dividends declared --
    $.45 per share                --            --      ( 5,610,058)       --           --             --
  Purchase of shares
    for Treasury                  --            --            --      (1,172,309)       --             --
  Stock options exercised         --           19,055         --         213,320     ( 27,375)         --
  Awards under stock option
    plan                          --        (  43,562)        --           --          43,562          --
  Amortization of deferred
    compensation                  --            --            --           --          48,113          --

Balance, May 31, 1994          9,219,195    6,528,147    37,031,156   (7,137,457)    ( 12,572)         --
  Net income                      --            --        5,154,214        --           --             --
  Cash dividends declared --
    $.46 per share                --            --      ( 5,663,997)       --           --             --
  Purchase of shares
    for Treasury                  --            --            --      (1,883,106)       --             --
  Stock options exercised         --       (   28,593)        --         202,030        9,063          --
  Amortization of deferred
    compensation                  --            --            --           --           3,509          --
  Unrealized gains on securities
    available-for-sale           --            --            --           --           --            68,814

Balance, May 31, 1995         $9,219,195   $6,499,554   $36,521,373  $(8,818,533)  $   --         $  68,814


See Accompanying Notes to Consolidated Financial Statements.


GOLDEN ENTERPRISES, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 1995, 1994 and 1993

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Golden Enterprises, Inc. and its wholly-owned subsidiaries: Golden Flake Snack Food, Inc., Steel City Bolt & Screw, Inc. and Nall & Associates, Inc. (the "Company"). All significant intercompany transactions and balances have been eliminated.

Discontinued Operations

     On January 31, 1995, the Company disposed of its investment in its wholly-owned subsidiaries, Steel City Bolt & Screw, Inc. and Nall & Associates, Inc. (the Steel City group) for cash. Accordingly, the Steel City group's income from operations, previously reported in the bolt and other fasteners segment of business, is reported as income from operations of discontinued business. The consolidated financial statements have been reclassified to report separately the assets, liabilities and operating results of the discontinued business. The Company's consolidated financial statements and notes to consolidated financial statements have been restated to reflect comparative information on the continuing business.

Revenue Recognition

     The Company recognizes sales and related costs upon delivery or shipment of products to its customers.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Investment Securities

     Investment securities at May 31, 1995 are principally instruments of the U.S. Government and its agencies, of municipalities and of short-term mutual municipal and corporate bond funds. Effective June 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement, among other things, requires investment securities (bonds, notes, common stock and preferred stock) to be divided into one of three categories: held-to-maturity, available-for-sale, and trading. The Company currently classifies all investment securities as available-for-sale. Under SFAS 115 securities accounted for as available-for-sale includes bonds, notes, common stock and non-redeemable preferred stock not classified as either held-to-maturity or trading. Securities available-for-sale are reported at fair value, adjusted for other-than-temporary declines in value. Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of stockholders' equity until realized. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

     Prior to adopting SFAS 115, all of the Company's marketable securities were reported at cost which approximated market value.
Therefore, no adjustment was necessary for the initial effect of adopting SFAS 115 at June 1, 1994.

Inventories

     Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method. The opening and closing inventories used in computing cost of sales are as follows:

              Date                Amount

          May 31, 1993          $4,489,871
          May 31, 1994           4,251,253
          May 31, 1995           4,554,846

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation and amortization have been provided principally on the straight-line method over the estimated useful lives of the respective assets. Accelerated methods are used for tax purposes.

     Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for renewals and betterments are capitalized and written off by depreciation and amortization charges. Property retired or sold is removed from the asset and related accumulated depreciation accounts and any profit or loss resulting therefrom is reflected in the statements of income.

Employee Benefit and Stock Options Plans

     The Company has trusteed "Qualified Profit-Sharing Plans." The plans are "Non-Formula" plans and the annual contributions to the plans are determined by the applicable Board of Directors. The profit-sharing expenses for the years ended May 31, 1995, 1994 and 1993 were $518,663, $522,803, and $523,083, respectively.

     The Company has an Employee Stock Ownership Plan. The annual contributions to the plan are amounts determined by the Boards of Directors of the Company. Annual contributions are made in cash or common stock of the Company. The Employee Stock Ownership Plan expenses for the years ended May 31, 1995, 1994 and 1993 were $103,823, $104,671 and
$104,615, respectively.

     The contributions to the Profit-Sharing Plans and the Employee Stock Ownership Plan may not exceed fifteen percent of the total compensation of all participating employees. The Company expects to continue these plans indefinitely; however, the rights to modify, amend or terminate the plans have been reserved.

     The Company has a salary continuation plan with certain of its key officers whereby monthly benefits will be paid for a period of fifteen years following retirement. The Company is accruing the present value of such retirement benefits until the key officers reach normal retirement age.

     In 1988, the Company's shareholders approved the "1988 Stock Option and Stock Appreciation Rights Plan" for certain employees of the Company. The plan provides that non-qualified stock options and stock appreciation rights may be granted to key employees for up to 400,000 shares of the Company's common stock. The options and stock appreciation rights are exercisable three years after date of grant. The option price may be less than, equal to or greater than the fair market value of the stock on the date of grant. Each stock appreciation right entitles the option holder, upon exercise of the related stock option, to receive from the Company the amount of the appreciation in the underlying common stock as determined by the excess of the fair market value of a share of common stock on the exercisedate of the related stock option over the option price. The options and stock appreciation rights granted, if not exercised, will expire three months from the date they are exercisable. As of May 31, 1995, options and stock appreciation rights had been granted for 145,000 shares (net of 13,000 shares forfeited) at an option price of $6 per share and for 79,500 shares (net of 6,000 shares forfeited) at an option price of $5 per share. 36,500 shares and 41,000 shares were exercised at $5 per share during the fiscal years ended May 31, 1995 and 1994, respectively. The plan expires July 6, 2002, except as to options and stock appreciation rights outstanding on that date; however, the rights to amend, suspend or terminate the plan have been reserved.

Income Taxes

     Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Net Income Per Share

     Net income per share computations are based on the weighted average number of shares outstanding of 12,376,769 in 1995; 12,540,809 in 1994 and 12,595,896 in 1993. Stock options were not included in these computations as their effect was not material.

Postretirement Benefits Other than Pensions

     In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard requires employers to account for retiree benefit obligations (principally for health care) on an accrual basis (rather than on a "pay-as-you-go" basis) for fiscal years beginning after December 15, 1992, although recognition in an earlier year is permitted. The Company adopted the standard on June 1, 1993; however, the implementation of the standard did not have a material impact on the financial statements of the Company.

Financial Instruments

     In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," the adoption of which is required in fiscal 1996. The statement requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. The Company has elected not to adopt the provisions of SFAS 107 before the required date.

Postemployment Benefits

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The standard requires employers to accrue, for fiscal years beginning after December 15, 1993 with earlier adoption permitted, for benefits provided to former or inactive employees after employment but prior to retirement. The Company adopted the standard in fiscal 1995; however, the implementation of the standard did not have a material impact on the financial statements of the Company.

NOTE 2 _ INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains and losses and fair value of the investment securities available-for-sale as of May 31, 1995, are as follows:


                                                    Gross         Gross
                                                 Unrealized    Unrealized
                                    Amortized      Holding       Holding
                                       Cost         Gains        Losses       Fair Value
Investment securities
available-for-sale:
  U.S. Government and its agencies
    (See Note 5)                    $ 8,098,280     $ 90,321     $   --      $ 8,188,601
  Municipal obligations               3,549,406       17,201         --        3,566,607
  Mutual funds                        2,073,455         --           --        2,073,455

     Total                          $13,721,141     $107,522     $   --      $13,828,663


     Maturities of investment securities classified as available-for-sale at May 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.



                                                  Amortized
                                                     Cost        Fair Value
Investment securities available-for-sale:
  Due within one year                            $ 4,073,455     $ 4,073,755
  Due after one year through three years           8,647,686       8,749,608
  Due after three years through five years         1,000,000       1,005,300

     Total                                       $13,721,141     $13,828,663


     Proceeds from sales of investment securities available-for-sale during fiscal 1995 were $85,497,783 and related net realized losses included in income were $44,399.

     At May 31, 1994 marketable securities are as follows:

        U.S. Treasury Bills                                   $11,308,214
        Mutual Funds -- government and corporate bonds          2,107,754

             Total                                            $13,415,968

NOTE 3 -- LONG-TERM LIABILITIES

     Long-term liabilities are summarized below:

                                            1995            1994

     Stock appreciation rights           $    --          $ 71,366
     Salary continuation benefits          598,922         478,526
     Less: Current installments               --            71,366

        Total                             $598,922        $478,526

     Aggregate annual maturities of long-term liabilities within each of the next five fiscal years following May 31, 1995 are as follows: 1996 through 2000, $-0-.

NOTE 4 -- INCOME TAXES

     The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and the actual income tax expense follows:



                                             1995           1994          1993

Tax on income at statutory rates          $2,821,000     $1,579,000    $2,684,000
Increases (decreases) resulting from:
  State income taxes, less Federal income
    tax benefit                              290,000        168,000       271,000
  Tax exempt interest                        (57,000)      (107,000)     (144,000)
  Other -- net                                92,000         22,000       132,000

    Total                                 $3,146,000     $1,662,000    $2,943,000


     The tax effects of temporary differences that result in deferred tax liabilities are as follows:


                                                      1995           1994
Property and equipment                             $2,041,253     $2,187,760
Accrued expenses                                       75,746         79,670
Net unrealized gains on investment securities
  available-for-sale                                   38,708           --

    Total                                          $2,155,707     $2,267,430


     The income tax effects of changes in temporary differences are as follows:



                                                  1995           1994           1993
Difference between depreciation deducted for
 income tax purposes and the amount recorded
 for financial accounting purposes             $(146,000)     $(166,000)    $(175,000)
Difference between expenses, other than
 depreciation, deducted for income tax
 purposes and the amount recorded for
 financial accounting purposes                  (  4,000)      ( 80,000)      (37,000)

   Total                                       $(150,000)     $(246,000)    $(212,000)


NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     Rental expenses were $540,284 in 1995, $515,256 in 1994 and $477,488 in 1993. At May 31, 1995, the Company was obligated under certain leases (which have not been capitalized) for buildings, office space and equipment. The following amounts represent future payment commitments under these leases:

        Years Ending                         Buildings and
           May 31,         Office Space        Equipment         Total

            1996              $14,000           $162,000       $176,000
            1997                 --              117,000        117,000
            1998                 --               35,000         35,000

     One of the subsidiaries leases equipment from a company which is principally owned by the Chairman of the Board of Golden Enterprises, Inc. The terms of these leases are equal to or better than those available from unaffiliated third parties.

     The Company had investment securities with a fair value of $2,105,901 pledged to its insurance carrier to support the Company's self-insurance program at May 31, 1995. The self-insurance program was supported by a letter of credit of approximately $1,266,000 at May 31, 1994 with a 1% commitment fee.

NOTE 6 -- CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

     The Company's cash equivalents are in high quality securities placed with a financial institution. The investment policy limits the Company's exposure to concentrations of credit risk.

     The Company's trade receivables result primarily from its snack food operations and reflect a broad customer base, primarily large grocery chains located in the southeastern United States. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited.

NOTE 7 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations of the years ended May 31, 1995, 1994 and 1993:



                                                                           Per Share

                     Total Revenues    Income from                  Income from
Quarter              from Continuing    Continuing                   Continuing       Net
                       Operations       Operations     Net Income    Operations    Income

 1995

First                   $31,814,543     $1,317,709     $1,341,057        $.11       $.11
Second                   30,194,288      1,176,782      1,177,953         .09        .09
Third                    32,608,859      1,231,273      1,209,496         .10        .10
Fourth                   34,827,716      1,425,708      1,425,708         .12        .12

  For the year         $129,445,406     $5,151,472     $5,154,214        $.42       $.42

 1994

First                  $ 30,289,504     $1,055,339     $1,096,509        $.08       $.09
Second                   30,528,126        429,054        475,390         .04        .04
Third                    31,922,292        118,899        116,609         .01        .01
Fourth                   34,160,190      1,377,560      1,384,907         .11        .11

  For the year         $126,900,112     $2,980,852     $3,073,415        $.24       $.25

 1993

First                   $31,800,266     $1,793,141     $1,802,885        $.14       $.14
Second                   30,735,643      1,070,657      1,078,044         .09        .09
Third                    35,197,699        976,644        975,830         .08        .08
Fourth                   32,795,293      1,111,325      1,123,824         .09        .09

  For the year         $130,528,901     $4,951,767     $4,980,583        $.40       $.40


NOTE 8 -- SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

     The following tabulation gives certain supplementary statement of income information for continuing operations the years ended May 31, 1995, 1994 and 1993:



                                         1995           1994           1993

  Maintenance and repairs            $ 4,757,679    $ 4,620,141    $ 5,199,209
  Depreciation and amortization        2,856,445      3,377,278      3,892,617
  Payroll taxes                        2,581,797      2,621,766      2,729,517
  Advertising costs                   19,984,946     21,706,940     20,596,331


     Amounts for depreciation and amortization of intangible assets, royalties, other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.


                    GOLDEN ENTERPRISES , INC. AND SUBSIDIARIES

                        SUPPLEMENTARY FINANCIAL INFORMATION

                    Selected quarterly financial data for the
              fiscal years ended May 31, 1995 and 1994 (unaudited)

              (Dollar amounts in thousands, except per share data)


                                    First      Second      Third       Fourth
                                   Quarter     Quarter     Quarter     Quarter

1995

Total revenues                      $31,814     $30,194     $32,609     $34,828

Income before income taxes
  from continuing operations        $ 2,161     $ 1,827     $ 1,982     $ 2,327

Income (loss) from operations
  of discontinued business net
  of related income taxes           $    23     $     1     $   (22)    $     0

Income from continuing
  operations                        $ 1,318     $ 1,177     $ 1,231     $ 1,426
Net income                          $ 1,341     $ 1,178     $ 1,209     $ 1,426

Net income per share                $   .11     $   .09     $   .10     $  .12

Cash dividends per share            $   .11 1/4 $   .11 1/2 $   .11 1/2 $  .11 1/2

1994

Total revenues                      $30,290     $30,528     $31,922     $34,160

Income before income taxes
  from continuing operations        $ 1,677     $   600     $   202     $ 2,164

Income (loss) from operations
  of discontinued business net
  of related income taxes           $    41     $    46     $    (2)    $     7

Income from continuing
  operations                        $ 1,055     $   429     $   119     $ 1,378

Net income                          $ 1,096     $   475     $   117     $ 1,385

Net income per share                $   .09     $   .04     $   .01     $  .11

Cash dividends per share            $   .11     $   .11 1/4 $   .11 1/4 $  .11 1/4


         ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON  ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.



                                 PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. -- EXECUTIVE COMPENSATION

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     With the exception of a description of Executive Officers of The Registrant which appears on page 5 herein, Part III is omitted because prior to September 28, 1995, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.



                                  PART IV

                 ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT
                             SCHEDULES, AND REPORTS ON FORM 8-K

           (a) 1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          The following consolidated financial statements of Golden Enterprises, Inc. and subsidiary required to be included in Item 8 are listed below:

     Consolidated Balance Sheets -- May 31, 1995 and 1994

     Consolidated Statements of Income -- Years ended May 31, 1995, 1994 and 1993

     Consolidated Statements of Changes in Stockholders' Equity -- Years ended May 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows -- Years ended May 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

          The following consolidated financial statements schedule is included in Item 14(d):

     Schedule II -- Valuation and Qualifying Accounts

          All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

          3. Exhibits:

     21.1  --  Subsidiary of the Registrant.
     99.1 -- A copy of Agreement for Purchase and Sale of Stock of Steel City Bolt & Screw, Inc. and Nall & Associates, Inc. dated as of December 19, 1994 Between Golden Enterprises, Inc., Seller and Coosa Acquisitions, Inc., Purchaser.

          (b) Report on Form 8-K -- The Registrant did not file a Form 8-K report during the last quarter of the period covered by this report.

          (c) Exhibits. See (a)3. above.

          (d) Financial Statement Schedules. The response to this portion of Item 14, is submitted under Item 14.(a) 1. and 2. above.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ENTERPRISES, INC.

By /s/ John H. Shannon                             August 25, 1995
       -----------------------------------         ---------------
       John H. Shannon                                   Date
       Vice President, Principal Financial
       Officer and Controller
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                      Title                     Date
---------------------------     ---------------------          ----------
/s/ Sloan Y. Bashinsky, Sr.     Chairman of the Board          August 25, 1995
    Sloan Y. Bashinsky, Sr.

/s/ John S. Stein               President, Chief Executive     August 25, 1995
    John S. Stein               Officer and Director

/s/ John H. Shannon             Vice President, Secretary,     August 25, 1995
    John H. Shannon             Principal Financial Officer
                                and Controller

/s/ F. Wayne Pate               Director                       August 25, 1995
    F. Wayne Pate

/s/ Edward R. Pascoe            Director                       August 25, 1995
    Edward R. Pascoe

/s/ John P. McKleroy, Jr.       Director                       August 25, 1995
    John P. McKleroy, Jr.

/s/ James I. Rotenstreich       Director                       August 25, 1995
    James I. Rotenstreich

/s/ John S. P. Samford          Director                       August 25, 1995
    John S. P. Samford

/s/ D. Paul Jones, Jr.          Director                       August 25, 1995
    D. Paul Jones, Jr.

/s/ J. Wallace Nall, Jr.        Director                       August 25, 1995
    J. Wallace Nall, Jr.


                                SCHEDULE II

                 GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS

                  Years ended May 31, 1993, 1994 and 1995


                                               Additions
                                  Balance at   Charged to                  Balance
                                   Beginning   Costs and                   at End
Allowance for Doubtful Accounts     of Year     Expenses     Deductions    of Year

Year ended May 31, 1993             $10,000     $248,630      $248,630     $10,000

Year ended May 31, 1994             $10,000     $ 37,570      $ 37,570    $10,000

Year ended May 31, 1995             $10,000     $ 11,690      $ 11,690    $10,000


                             INDEX TO EXHIBITS

 Exhibit Number                                                     Page

   21.1    Subsidiary of the Registrant                               32

   99.1    A copy of Agreement for Purchase and Sale of Stock
           of Steel City Bolt & Screw, Inc. and Nall &
           Associates, Inc. dated as of December 19, 1994
           Between Golden Enterprises, Inc., Seller and Coosa
           Acquisitions, Inc., Purchaser                              33


                               EXHIBIT 21.1
                       SUBSIDIARY OF THE REGISTRANT

     The Registrant owns all of the capital stock of Golden Flake Snack Foods, Inc., a wholly-owned subsidiary. Golden Flake Snack Foods, Inc. is a Delaware corporation.

                              EXHIBIT NUMBER
                                   99.1

     A copy of Agreement for Purchase and Sale of Stock of Steel City Bolt & Screw, Inc. and Nall & Associates, Inc. dated as of December 19, 1994 Between Golden Enterprises, Inc., Seller and Coosa Acquisitions, Inc., Purchaser.

                 Agreement for Purchase and Sale of Stock of Steel City Bolt & Screw, Inc. and Nall and associates, Inc.

                      Dated as of December 19, 1994,

                                 between

                         Golden Enterprises, Inc.
                                       Seller

                                    and

                         Coosa Acquisitions, Inc.,
                                        Purchaser

                             TABLE OF CONTENTS

 1.    SALE AND TRANSFER OF SHARES                                1
     1.1     Sale                                                 1
     1.2     Consideration From Purchaser At Closing              1
     1.3     Adjustment To Purchase Price                         2
     1.4     Manner of Payment                                    2

 2.    REPRESENTATIONS AND WARRANTIES OF SELLER                   2
     2.1     Good Standing and Qualification                      2
     2.2     Subsidiaries                                         2
     2.3     Capital Structure                                    2
     2.4     Title to Shares                                      3
     2.5     Capacity of and Execution by Seller                  3
     2.6     Conflict with Other Instruments                      3
     2.7     Financial Statements                                 4
     2.9     Absence of Undisclosed Liabilities                   4
     2.10    Tax Returns and Tax Liabilities                      4
     2.11    Real Property Assets                                 5
     2.12    Tangible Personal Property                           5
     2.13    Title to Assets                                      5
     2.14    Accounts Receivable                                  6
     2.15    Employment Contracts                                 6
     2.16    Insurance Policies                                   6
     2.17    Absence of Certain Business Practices                7
     2.18    Compliance with Laws                                 7
     2.19    Litigation                                           8
     2.20    Employee Benefit Plans                               9
     2.21    Material Information                                12
     2.22    Other Contracts                                     12
     2.23    Licenses and Permits                                12

 3.    PURCHASER'S REPRESENTATIONS AND WARRANTIES                12
     3.1     Purchaser's Standing and Qualification              12
     3.2     Execution, Delivery and Performance of Agreement    12
     3.3     Investment Representation                           13

 4.    SELLER'S OBLIGATIONS BEFORE CLOSING                       13
     4.1     Purchaser's Access to Premises and Information      13
     4.2     Conduct of Business                                 13
     4.3     Preservation of Business                            13
     4.4     Corporate Matters                                   14
     4.5     Maintenance of Insurance                            14
     4.6     Employees and Compensation                          14
     4.7     New Transaction                                     14
     4.8     Dividends, Distributions and Acquisition of Stock   14
     4.9     Waiver of Claims                                    14
     4.10    Existing Agreements                                 15

 5.    CONDITIONS PRECEDENT TO PURCHASER'S PERFORMANCE           15
     5.2     Performance by Seller                               15
     5.3     No Material Adverse Change                          15
     5.4     Certification by Seller                             15
     5.5     Opinion of Seller's Counsel                         15
     5.6     Absence of Litigation                               17
     5.7     Statutory Requirements                              17
     5.8     Resignations                                        17
     5.9     Environmental Report                                17
     5.10    Survey; Title Insurance                             18
     5.11    Seller's Undertakings                               18
     5.12    Eminent Domain                                      18
 6.    CONDITIONS PRECEDENT TO SELLER'S PERFORMANCE              19
     6.1     Accuracy of Purchaser's Representations
             and Warranties                                      19
     6.2     Purchaser's Performance                             19
     6.3     Corporate Approval                                  20
     6.4     Opinion of Purchaser's Counsel                      20
     6.5     Absence of Litigation                               20
     6.6     Statutory Requirements                              20
     6.7     Certification by Purchaser                          21

 7.    THE CLOSING                                               21
     7.1     Time and Place                                      21
     7.2     Seller's Obligations at the Closing                 21
     7.3     Purchaser's Obligations at the Closing              21

 8.    NATURE AND SURVIVAL OF REPRESENTATIONS AND WARRANTIES;
       INDEMNIFICATION, ETC.                                     22
     8.1     Survival of Representations, Warranties, Etc.       22
     8.2     Seller's Indemnity                                  22
     8.3     Purchaser's Indemnity                               23
     8.4     Third Party Claims                                  23

 9.    CERTAIN TAX MATTERS                                       24
     9.1     Cooperation                                         24
     9.2     Current Year's Tax Returns                          24
     9.3     Contest Provisions                                  24

10.     CONTINUED EMPLOYMENT OF OFFICERS, DIRECTORS
        AND EMPLOYEES                                            25

11.     PRESS RELEASE; DISCLOSURE                                25

12.     CONFIDENTIALITY                                          25

13.     FEES AND EXPENSES                                        25

14.     TRANSFER TAXES                                           26

15.     NOTICES                                                  26

16.     SUCCESSORS AND ASSIGNS                                   27

17.     COUNTERPARTS                                             27

18.     ENTIRE AGREEMENT                                         27

19.     TERMINATION AND ABANDONMENT                              27

20.     OTHER INSTRUMENTS TO BE EXECUTED                         27

21.     SCHEDULES                                                28

22      APPLICABLE LAW                                           28

                            TABLE OF SCHEDULES

     The following Schedules will be provided to Purchaser by Seller on or before January 15, 1995 and will be attached hereto and made a part of this Agreement.
Schedule  2.9     Liabilities Not Reflected on Acquisition Balance Sheet
Schedule  2.11    Real Property
Schedule 2.12 Description and Location of Tangible Personal Property Owned or Leased by the Corporation with a Depreciated Book Value in excess of $1,000
Schedule 2.15 Employment Contracts, Collective Bargaining Agreements, and Pension, Bonus, Profit Sharing and Stock Option Agreements
Schedule  2.16    Insurance Policies
Schedule  2.17    Shareholder, Officer, Director and Employee
                  Interests in Other Entities
Schedule  2.19    Litigation
Schedule  2.20    Benefit Plans
Schedule  2.22    Material Contracts
Schedule  2.23    Licenses and Permits

                 AGREEMENT FOR PURCHASE AND SALE OF STOCK
       OF STEEL CITY BOLT & SCREW, INC. AND NALL & ASSOCIATES, INC.

      THIS AGREEMENT for purchase and sale of stock of STEEL CITY BOLT & SCREW, INC. and NALL & ASSOCIATES, INC. (the "Agreement") is entered into as of December 19, 1994, by and between GOLDEN ENTERPRISES, INC.
("Seller") and COOSA ACQUISITIONS, INC., an Alabama corporation
("Purchaser").

                              R E C I T A L S

     Seller owns all of the issued and outstanding shares of stock of Steel City Bolt & Screw, Inc., an Alabama corporation ("Steel City") and all of the issued and outstanding shares of stock of Nall & Associates, Inc., an Alabama corporation ("Nall") (Steel City and Nall are collectively referred to as the "Corporation").

     Purchaser desires to purchase from Seller and Seller desires to sell to Purchaser all of the outstanding stock of Steel City and all of the outstanding stock of Nall (collectively, the "Shares").

                                 AGREEMENT

     In consideration of the mutual covenants, agreements, representations and warranties contained in this Agreement, the parties agree as follows:

     1.  SALE AND TRANSFER OF SHARES

          1.1 Sale. Subject to the terms and conditions set forth in this Agreement, on the Closing Date (as defined in Section 7), Seller shall sell, assign, transfer and convey the Shares to Purchaser, and Purchaser shall acquire the Shares from Seller.

          1.2 Consideration From Purchaser At Closing. Subject to adjustment pursuant to Paragraph 1.3 below, Purchaser agrees to pay Seller as consideration for the sale and transfer to Purchaser of the Shares, the aggregate amount of Two Million One Hundred Thousand and NO/100 Dollars ($2,100,000.00) (the "Purchase Price"). Purchaser and Seller represent and warrant to each other that no broker's, finder's or any other commissions or other fees are owed or shall be owed in connection with this Agreement and the consumption of the transactions contemplated herein. Any commissions or fees owed to any party shall be the responsibility of the party incurring such liability. Purchaser and Seller agree to indemnify and hold the other harmless against any and all demands and claims for such fees and/or commissions, together with all charges, costs and expenses incurred by the other including reasonable attorneys' fees, arising out of or in connection with the defense of any such demand or claim.

          1.3 Adjustment To Purchase Price. On the day that is 180 days after the Closing Date, the Seller shall purchase from the Purchaser all accounts receivable of the Corporation that remain uncollected at that time that were at least 60 days past due on the Closing Date. The Seller shall purchase said accounts receivable at the value at which they are carried on the books of the Corporation.

          1.4 Manner of Payment. At the Closing, as provided in Paragraph 7 herein, Purchaser shall pay to Seller by wire transfer of immediately available funds made payable to the account of the Seller in accordance with its written instructions received by Purchaser at least two business days prior to the Closing, the Purchase Price.

     2.  REPRESENTATIONS AND WARRANTIES OF SELLER.

          Except as otherwise specified below, Seller represents and warrants that the following facts are true and correct, all of which shall be deemed to have been made also at the Closing without further writing and to be true and correct thereupon, and all of which shall survive the Closing as hereinafter provided or any termination or cancellation of this Agreement, unless otherwise provided herein.

          2.1 Good Standing and Qualification. Each of Steel City and Nall, is a corporation duly organized, validly existing and in good standing under the laws of the State of Alabama; each of them has all requisite corporate power and authority to carry on its business as now being conducted and to own, lease or operate its properties in the places where such business is now conducted and such properties are now owned, leased or operated, and each is duly qualified to transact business in all other jurisdictions in which, by reason of the nature of its business or activities, such qualification is necessary. Seller shall deliver at the Closing to Purchaser true and complete copies of Steel City's and Nall's Articles of Incorporation and all amendments thereto certified by the Judge of Probate of Jefferson County, and the By-laws of Steel City and Nall then in effect, certified as true and correct by the Secretary of Steel City and Nall, respectively.

          2.2 Subsidiaries. Neither Steel City or Nall has any interest, direct or indirect, or any commitment to purchase any interest, direct or indirect, in any other corporation, or in any partnership, joint venture or other business enterprise or entity.

          2.3 Capital Structure. The authorized capital stock of Steel City consists of 2000 shares of common stock (the "Steel City Stock") having a par value of $10.00 per share, 1,850 of which shares are issued and outstanding. The authorized capital stock of Nall consists of 1000 shares of common stock (the "Nall Stock") having a par value of $10.00 per share, 450 of which shares are issued and outstanding. All of the outstanding shares of Steel City Stock and Nall Stock are duly authorized, validly issued and outstanding, fully paid and non-assessable. All of the outstanding shares of Steel City Stock and Nall Stock have been issued in full compliance with all federal and state securities laws. There are no outstanding subscriptions, options, rights, warrants, convertible securities or other agreements or commitments obligating Steel City or Nall or any shareholder of Steel City or Nall to issue or to transfer from treasury or otherwise any additional shares of capital stock of any class. The issued and outstanding equity securities of Steel City and Nall of all classes and kinds consist exclusively of said Steel City Stock and said Nall Stock, respectively, and at the Closing the issued and outstanding equity securities of Steel City and Nall of all classes and kinds will consist exclusively of said Steel City Stock and said Nall Stock, respectively.

          2.4 Title to Shares. Seller is the lawful owner of record and beneficially of the Shares free and clear of all liens, encumbrances, pledges, security agreements, equities, options, claims, charges and restrictions whatsoever except as created by this Agreement. Seller represents and warrants that Seller has full power to transfer the Shares to Purchaser without obtaining the consent or approval of any other person, entity or governmental authority.

          2.5 Capacity of and Execution by Seller. Seller has full and unrestricted power, authority and capacity to execute, deliver and perform this Agreement and to deliver certificates representing the Shares and now has, and at the Closing will have, full legal power to sell and transfer the Shares to Purchaser in accordance with this Agreement and to carry out all the transactions contemplated hereby. All proceedings required to be taken by Seller to authorize the execution, delivery and performance of this Agreement and the transactions contemplated hereby have been properly taken. This Agreement has been duly and validly executed and delivered by Seller and constitutes the valid and binding obligation of Seller enforceable in accordance with its terms; and delivery of the Shares at the Closing in accordance with this Agreement will vest good and marketable title to the Shares in Purchaser, free and clear of all security interests, pledges, liens, encumbrances, claims and equities of any kind whatsoever.

          2.6 Conflict with Other Instruments. Neither the execution, delivery nor performance of this Agreement by Seller, with or without the giving of notice or the passage of time, or both, will conflict with, results in a default, right to accelerate or lose any right under, or result in the creation of a lien, charge or encumbrance pursuant to any provision of the Seller's, Steel City's or Nall's Articles of Incorporation or By-laws, or any material franchise, mortgage, deed of trust, lease, license, agreement, understanding, law, ordinance, rule or regulation or any order, judgment, or decree to which Steel City, Nall or the Seller is a party or by which Steel City, Nall or the Seller may be bound or affected.

          2.7 Financial Statements. The consolidated Balance Sheet of Steel City and Nall, as of September 30, 1994 (the "Acquisition Balance Sheet") and the period then ended previously delivered by Seller to Purchaser have in all material respects been prepared in accordance with generally accepted accounting principles consistently applied and in all material respects fairly represent the financial position of the Corporation as of September 30, 1994, and the results of operations for the period then ended.

          2.8 Absence of Certain Changes. Since September 30, 1994, there has not occurred:

               (i) any material adverse change in the financial condition or properties, liabilities, capitalization or business of Steel City or Nall, except changes in the ordinary course of business, none of which is materially adverse, or

               (ii) any damage, destruction, loss or occurrence (whether or not covered by insurance) materially and adversely affecting the properties, business or prospects of Steel City or Nall.

          2.9 Absence of Undisclosed Liabilities. Except as set forth in Schedule 2.9, neither Steel City or Nall has any material debt, liability or obligation of any nature, whether accrued, absolute, contingent or otherwise, and whether due or to become due, that is not reflected in the Acquisition Balance Sheet other than current liabilities arising in the ordinary course of business subsequent to the date of the Acquisition Balance Sheet, none of which alone or in the aggregate is material to the property, business, prospects, or financial condition of the Corporation.

          2.10 Tax Returns and Tax Liabilities. Each of Steel City and Nall have (i) timely filed all tax returns required to be filed in any jurisdiction on which either is subject, (ii) either timely paid in full all taxes due on such returns or any assessment, deficiency notice, 30-day letter or similar notice received by it (except for any such taxes as are being contested in good faith by appropriate proceedings), and any interest, additions to tax and penalties with respect thereto, or provided adequate reserves for the payment thereof, and (iii) fully accrued on their respective books all taxes, and any interest, additions to tax and penalties with respect thereto, for any period through the date hereof which are not yet due, including such as are being contested. Seller has no information that would lead it to believe that any taxing authority or jurisdiction to which Steel City or Nall is or was subject has instituted or will institute an audit, review, examination, or other investigation of Steel City or Nall with respect to any tax applicable to Steel City or Nall prior to the date hereof. Seller has caused Steel City and Nall to make available for inspection by Purchaser or by Purchaser's authorized representative complete and correct copies of all material income tax, franchise or capital stock tax, sales, occupational, employment, personal property, real property or other tax returns related to Steel City and Nall for each of the three (3) fiscal years of Steel City and Nall which conclude with the fiscal year that ended May 31, 1994, together with complete and correct copies of any reports of tax authorities relating to examination of such returns and all prior returns for periods ending since May 31, 1989 that have been audited, together with any elections to adopt any particular method of treating an item for tax purposes and any closing agreement applicable to Steel City or Nall.

          2.11 Real Property Assets. Schedule 2.11 to this Agreement sets forth a complete and accurate legal description of each parcel of real property owned by the Corporation. Schedule 2.11 contains a description of all buildings, fixtures and other improvements located on real properties owned by the Corporation and a list of all policies of title insurance issued to the Corporation for these properties. The zoning of each parcel of real property described in Schedule 2.11 permits the currently existing improvements and the continuation of the business currently being conducted on such parcel. There is no pending or, to the best knowledge of the Seller, contemplated eminent domain or condemnation proceeding affecting any of the real property described in Schedule 2.11 or any part thereof, and Seller shall give prompt notice to Purchaser of any such proceeding which occurs or is threatened with respect to such property prior to the Closing. The real property described on Schedule
2.11 includes all of the real property occupied or used by the Corporation on the date hereof or in the last 12 months. No real property is leased to the Corporation.

          2.12 Tangible Personal Property. Schedule 2.12 to this Agreement is a complete and accurate schedule describing and specifying the location of all trucks, automobiles, machinery, equipment, furniture, supplies and all other tangible personal property owned or leased by Steel City or Nall in connection with their respective businesses having a current depreciated book value of $1,000 or more. Included on Schedule
2.12 are certain assets with a depreciated book value of less than $1,000. Except as specified in Schedule 2.12, no personal property used by Steel City or Nall in connection with its business is held under any lease, security agreement, conditional sales contract, or other title retention or security arrangement or is located other than in the possession of Steel City or Nall.

          2.13 Title to Assets. Each of Steel City and Nall has good and marketable title to all of its assets and interests in assets, whether real, personal, tangible or intangible, which constitute all of the assets and interests in assets that are used in the business of Steel City and Nall, respectively. All these assets are free and clear of all mortgages, liens, pledges, charges, encumbrances, equities, claims, easements, rights of way, covenants, conditions or restrictions whatsoever, except for (i) those disclosed in Schedule 2.12; (ii) those disclosed in the Acquisition Balance Sheet; (iii) the lien for current taxes not yet due and payable; and (iv) possible minor matters that in the aggregate are not substantial in amount and do not materially detract from or interfere with the present use of any of these assets or materially impair business operations of Steel City or Nall. To the best of Seller's knowledge, all real property and material tangible personal property of Steel City and Nall are in good operating condition and repair, except for ordinary wear and tear and any defects, the cost of repairing which would not be material. Neither Seller nor, to the best of Seller's knowledge, any officer, director or employee of Seller, Steel City or Nall owns or has any interest, directly or indirectly, in any of the real or material personal property owned by or leased to Steel City or Nall. Neither Steel City nor Nall occupies any real property in violation of any law, regulation or decree.

          2.14 Accounts Receivable. All customer accounts receivable of the Corporation shown on the Acquisition Balance Sheet arose from valid sales in the ordinary course of business and will at the Closing be valid, binding obligations in favor of the Corporation, and the Seller has no reason to believe that such accounts receivable (net of applicable revenues) are not collectible in the ordinary course of business without undue delay of expense.

          2.15 Employment Contracts. Schedule 2.15 to this Agreement is a list of all employment contracts and all pension, bonus, profit-sharing, stock option or other agreements or arrangements providing for employee remuneration or benefits to which Steel City or Nall is a party or by which either is bound; all these contracts and arrangements are in full force and effect, and neither Steel City nor Nall is in default under them. There have been no claims of default, and to the best knowledge of Seller, there are no facts or conditions which if continued or unnoticed will result in a default, under any such contract or arrangement. Neither Steel City nor Nall is a party to any collective bargaining agreements. There is no pending or, to Seller's knowledge, threatened labor dispute, strike, or work stoppage affecting Steel City or Nall.

          2.16 Insurance Policies. Schedule 2.16 to this Agreement is a description of all insurance policies held by Steel City or Nall concerning their respective businesses and properties (other than the title insurance policies heretofore listed in Schedule 2.11). All these policies are in the principal amounts set forth in Schedule 2.16. Steel City and Nall have maintained and now maintain (i) insurance on all their respective assets and businesses of a type customarily insured, covering property damage and loss by fire or other casualty; and (ii) adequate insurance protection against all liabilities, claims and risks against which it is customary to insure.

          2.17 Absence of Certain Business Practices. None of Steel City, Nall or any director, officer, or, to the best of Seller's knowledge, any employee or agent, of Steel City or Nall or any other person acting on their behalf has, directly or indirectly, within the past five (5) years given or agreed to give any gift or similar benefit to any customer, supplier, governmental employee or other person who is or may be in a position to help or hinder the business of Steel City or Nall which might reasonably subject Steel City or Nall to any damage or other liability in any private or governmental, civil or criminal litigation or proceeding. Except as set forth in Schedule 2.17, neither Seller nor, to the best of Seller's knowledge, any officer, director, or employee of Steel City or Nall, has any direct or indirect interest of material character in any competitor, supplier or customer of Steel City or Nall, or in any person from whom or to whom Steel City or Nall leases any real or material personal property, or in any other person with whom Steel City or Nall is doing any material business.

          2.18 Compliance with Laws. Neither Steel City nor Nall has received any notice of failure of compliance with or violation of applicable federal, state or local statutes, laws or regulations that would materially affect its properties or the operation of its business including without limitation, any applicable building, zoning or other law, ordinance or regulation materially affecting its properties or the operation of its business during the last five years. To Seller's best knowledge Steel City and Nall have properly discharged, transported, stored, disposed of and dealt with any Hazardous Material either has produced or accumulated in accordance with all federal, state and local laws and do not require, or are not otherwise subject to any material remedial, response, removal or corrective action under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") 42 USC SectionSection9601 et seq., as amended, the Resource Conservation and Recovery Act ("RCRA") 42 USC SectionSection 6901 et seq., applicable provisions of law of the State of Alabama, or any other federal, state, local or foreign statutes, regulations, policies or orders now existing with respect to Hazardous Materials or relating to pollution or protection of the environment. "Hazardous Materials" shall mean any chemical substance known to be hazardous wastes, hazardous substances, hazardous constituents, toxic substances or related materials, whether solid, liquid or gaseous, including but not limited to substances defined as "hazardous wastes," "hazardous substances," "toxic substances," "pollutants," "contaminants," "chemicals known in the State of Alabama to cause cancer or reproductive toxicity,"-"radioactive materials," or other similar designations in or otherwise subject to regulation under any environmental laws, or under the plans, rules, regulations or ordinances adopted, or other criteria and guidelines promulgated pursuant to any environmental laws, including without limitation asbestos, polychlorinated biphenyls (PCBs) or urea formaldehyde foam insulation.
To the best of Seller's knowledge, Steel City and Nall have complied in all material respects with all laws and regulations of any applicable jurisdiction with which it is or was required to comply in connection with its ownership or use of its properties and operation of its business (including without limitation the Occupational Safety and Health Act of 1970, as amended ("OSHA"), the Equal Employment Opportunity Act, as amended (the "EEOA"), the Clear Water Act, the Clean Air Act, the Federal Water Pollution Control Act, the Solid Waste Disposal Act, RCRA and CERCLA, or any rules and regulations promulgated pursuant thereto or any similar or equivalent state or local legislation or rule or regulation), the enforcement of which would have a material and adverse effect on the business of Steel City or Nall. Steel City and Nall have all material governmental permits, permissions, and licenses necessary to own their respective properties or conduct their respective businesses in conformance with all applicable federal, state, and local legislation, rules and regulations, none of which require the permission, approval or consent of any person to remain fully effective with respect to such corporation and for said business after consummating the transactions contemplated by this Agreement.

     There are no known conditions in any way relating to Steel City or Nall or their businesses, resulting from any action or inaction of the Seller or their agents or Steel City or Nall during the time Seller owned Steel City or Nall, involving or resulting from any past or present spill, discharge, leak, emission, injection, escape, dumping or release of any kind whatsoever of any substance or exposure of any type in any work place or to any medium, including, but not limited to, air, land, surface waters and ground waters or from any generation, transportation, treatment, storage, disposal of waste materials, toxic materials or Hazardous Materials of any kind, or from the storage, use or handling of any toxic substance or Hazardous Materials that have had or it is reasonable to expect will have a material adverse effect on said business or the properties of Steel City or Nall.

          2.19 Litigation. Except as set forth in Schedule 2.19 hereto, there are no actions, suits, investigations or proceedings pending in any court or before any governmental agency to which Steel City or Nall is a party or, to the best of Seller's knowledge, otherwise affecting its properties or its business and, to the best of Seller's knowledge, there is no litigation, proceeding, claim, grievance, proceeding or controversy threatened against Steel City or Nall with regard to or affecting its properties or its business. There is no action, suit, proceeding or investigation known to Seller that is pending or threatened that questions the validity or propriety of this Agreement or any action taken or to be taken by Seller or Steel City or Nall in connection with this Agreement. Neither Steel City nor Nall is subject to any judicial injunction or mandate or any quasi-judicial order or quasi-judicial restriction directed to or against it as a result of its ownership of its properties or its conduct of its business as currently conducted by it, and, except as set forth in Schedule 2.19 hereto, no governmental agency has at any time during the five years immediately preceding the date hereof challenged or questioned in writing the legal right of Steel City or Nall to conduct its business so as to materially and adversely affect the ownership and use of its properties.

          2.20     Employee Benefit Plans

               (a) Schedule 2.20 hereto sets forth a description of each compensation, employment, or collective bargaining agreement, and each stock option, stock purchase, life, health, accident or other insurance, bonus, deferred or incentive compensation, severance or separation, profit sharing, retirement, or other employee benefit plan, practice, policy or arrangement, covering employees or former employees of Steel City or Nall, which Steel City or Nall maintains, to which Steel City or Nall contributes, or under which Steel City's or Nall's employees or former employees are covered (collectively, the "Benefit Plans"). The term "Benefit Plans" as used herein refers to all plans included in
Schedule 2.20, but the terms "plan" or "plans" are used in this Agreement for convenience only and do not constitute an acknowledgment that a particular arrangement, agreement, commitment, pleading, policy or understanding is an employee benefit plan within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

               (b) Seller shall, on or before January 15, 1995, deliver to Purchaser true and complete copies of each Benefit Plan maintained by Steel City or Nall listed on Schedule 2.20, including all amendments, if any, to each thereof and copies of all summary plan descriptions booklets and other communications and disclosures provided to or made to the Corporation's employees with respect to each such Benefit Plan.

               (c) As of the date of the Acquisition Balance Sheet, all contributions required to be made by Steel City or Nall under Steel City's and Nall's normal funding procedures to any Benefit Plan for or on behalf of its employees for periods prior to the date of the Acquisition Balance Sheet have been made or reserves adequate for such purposes as of the date of the Acquisition Balance Sheet have been set aside therefor and reflected in the Acquisition Balance Sheet, in accordance with the terms of each such plan. As of the date of the Acquisition Balance Sheet, there were no accrued salaries, wages or other employee benefits that are not reflected on the Acquisition Balance Sheet. All contributions made by employees of Steel City or Nall as of the date of the Acquisition Balance Sheet have been deposited by Steel City or Nall with the appropriate funding agency of each Benefit Plan in accordance with the terms of each such plan. There are no material outstanding liabilities of any such Benefit Plan maintained by Steel city or Nall other than liabilities for benefits to be paid to participants in such plan and their beneficiaries in accordance with the terms of such plan. As of Closing there shall have been no material change in the status of any Benefit Plan maintained by Steel City or Nall. As of the Closing Date, all contributions required to be made by Steel City or Nall under the Corporation's normal funding procedures to any Benefit Plan for or on behalf of its employees for periods prior to the Closing Date shall have been made or reserves adequate for such purposes shall have been set aside therefor as of the Closing Date; and any such plan shall be fully funded, as that phrase is commonly understood in the industry, in accordance with the terms thereof as of the Closing Date.

               (d) Each Benefit Plan maintained by Steel City or Nall is, and has been, administered in material compliance with the applicable provisions of ERISA and with other applicable federal or state law.

               (e) There are no actions, suits, or claims (other than routine claims for benefits) pending or, to the best of Seller's knowledge, threatened, against any Benefit Plan maintained by Steel City or Nall, or any administrator or fiduciary of any such plan except as set forth on Schedule 2.9.

               (f) Except as provided in subparagraph (g) below and except as may be required in order to comply with any requirements of the Internal Revenue Service ("IRS") or to bring any Benefit Plan into compliance with the Internal Revenue Code of 1986, as amended (the "Code") or any IRS guidelines, or to conform any Benefit Plan to current operational practices, neither Steel City nor Nall has any agreement, arrangement, commitment or understanding, whether legally binding or not, to create any additional Benefit Plan or to continue, modify, change, or terminate, in any material respect, any existing Benefit Plan.

               (g) Steel City and Nall are participating employers in the Golden Enterprises, Inc. Amended and Restated Employee Stock Ownership Plan and Trust (the "Stock Ownership Plan"). At or prior to the Closing, Steel City and Nall will terminate their participation in the Stock Ownership Plan. During the period that the Stock Ownership Plan has been maintained for the benefit of employes of Steel City and Nall, (i) the Stock Ownership Plan has been qualified and continues to be qualified in all material respects under Section 401(a) of the Code, (ii) the assets of the Stock Ownership Plan have been and continue to be held in a trust which is tax exempt under Section 501(a) of the Code, (iii) the Stock Ownership Plan has been and is the subject of a favorable determination letter from the Internal Revenue Service, (iv) the Stock Ownership Plan has been filed for a determination with respect to the compliance of the plan with the Tax Reform Act of 1986, and such application is pending, and (v) the Stock Ownership Plan has been administered and operated in accordance with its terms and in a manner to preserve its tax qualification.

               (h) Neither Steel City nor Nall has ever participated in any pension plan, as defined in Section 3(2) of ERISA, which would subject it or the plan to (i) any liability to the Pension Benefit Guaranty Corporation ("PBGC"), (ii) the provisions of Section 40441, 4042, or 4043 of ERISA, or (iii) the funding requirements of Section 302 of ERISA. Further, neither Steel City nor Nall has ever participated in any multiemployer plan, as defined in Section 3(37) of ERISA, which would subject it or the plan to (A) any withdrawal liability under Section 4201 of ERISA, or (B) any increased annual liability as a result of a plan reorganization as described in Section 4241 of ERISA.

               (i) Steel City and Nall are participating employers in Seller's Voluntary Employee Benefits Association (the "VEBA"). At or prior to the Closing, Steel City and Nall will terminate their participation in the VEBA. During the period that the VEBA has been maintained for the benefit of employees of Steel City and Nall, (i) the VEBA and the related trust established for the VEBA have been maintained and operated so as to preserve the tax exempt status of the trust under
Section 501(c)(9) of the Code, to include compliance with the nondiscrimination requirements imposed by Section 505(b) of the Code and the notice requirements imposed by Section 505(c) of the Code, and (ii) the VEBA has been funded in compliance with the requirements of and subject to the limitations imposed by Section 419 of the Code.

               (j) To the best of Seller's knowledge, (i) none of the Benefit Plans is currently under investigation, audit, or review by the Department of Labor, the Internal Revenue Service, or any other federal or state agency or is liable for any federal, state, local, or foreign taxes, and (ii) there is no transaction in connection with which Steel City or Nall or any fiduciary of any Benefit Plan could be subject to either a civil penalty assessed pursuant to Section 502 of ERISA, a tax imposed by Section 4975 of the Code, or liability for a breach of fiduciary or other responsibility under ERISA.

          2.21 Material Information. Neither the Schedules nor Exhibits attached hereto nor any written material furnished by Seller to Purchaser hereunder or pursuant to this Agreement contained, as of their respective dates, nor does this Agreement contain, any untrue statement of a material fact or omit to state a material fact necessary to make statements contained therein or herein not false or misleading in light of the circumstances under which they are made.

          2.22 Other Contracts. Neither Steel City nor Nall is a party to, or in any way obligated under, any material understanding or agreement, written or oral, of any sort applicable to or affecting the business or properties of Steel City or Nall, other than (a) leases listed on Schedule 2.11, (b) the agreements listed in Schedule 2.15 hereto, and (c) contracts listed in Schedule 2.22 hereto. A true copy of each contract described in Schedule 2.22 shall be furnished to Purchaser on or before January 15, 1995, and each such Contract is in full force and effect, and none of the parties thereto are in default in any material respect thereunder.

          2.23 Licenses and Permits. Schedule 2.23 contains a true and accurate list of all material licenses and permits to which Steel City or Nall is a party. A copy of each license or permit listed on
Schedule 2.23 shall be furnished to Purchaser on or before January 15, 1995, and each such license or permit is in full force and effect as of the date thereof.

     3. Purchaser's REPRESENTATIONS AND WARRANTIES. Purchaser represents and warrants that the following facts are true and correct, all of which shall be deemed to have been made also at the Closing without further writing, and all of which shall survive the Closing as hereinafter provided or any termination or cancellation of this Agreement unless otherwise contemplated hereby.

          3.1 Purchaser's Standing and Qualification. Purchaser is a Corporation duly organized, validly existing and in good standing under the laws of the State of Alabama; it has all requisite corporate power and authority to own its properties and to carry on its business as now being conducted and is duly qualified to transact business in all other jurisdictions in which, by reason of the nature of its business or activities, such qualification is necessary.

          3.2 Execution, Delivery and Performance of Agreement. Neither the execution, delivery n or performance of this Agreement by Purchaser, with or without the giving of notice, or the passage of time, or both, conflict with, result in a default, right to accelerate or loss of any right under, or result in the creation of any lien, charge or encumbrance pursuant to any provision of Purchaser's Certificate of Incorporation or By-laws, or any material franchise, mortgage, deed of trust, lease, license agreement, understanding, law, ordinance, rule or regulation or any order, judgment, or decree to which Purchaser is a party or by which Purchaser may be bound or affected. Purchaser has full power and authority to enter into this Agreement and to carry out the transactions contemplated hereby; all proceedings required to be taken by Purchaser to authorize the execution, delivery and performance of this Agreement and the agreements relating hereto have been properly taken; and this Agreement has been duly executed and delivered by Purchaser and constitutes a valid and binding obligation of Purchaser.

          3.3 Investment Representation. Purchaser understands that the Shares have not been registered under the Securities Act of 1933, as amended, or any applicable state securities law and that they must be held indefinitely unless they are subsequently registered thereunder or an exemption from registration is available. Purchaser represents and warrants to Seller that it is acquiring the Shares for investment, and not with a view to the distribution thereof, and agrees that it will not transfer any of the Shares in violation of the provisions of any applicable securities statute.

     4.     SELLER'S OBLIGATIONS BEFORE CLOSING.

          From the date hereof through the Closing Date:

          4.1 Purchaser's Access to Premises and Information. Purchaser and its counsel, accountants, and other representatives shall have full access during normal business hours, upon reasonable notice, to all properties, books, accounts, records, contracts and documents relating to the Corporation. Seller shall furnish or cause to be furnished to Purchaser and its representatives all data and information concerning the business, finances and properties of the Corporation that may reasonably be requested.

          4.2 Conduct of Business. The Corporation shall carry on its business and activities in the ordinary course and in substantially the same manner as they previously have been carried on and shall not make or institute any unusual or novel methods of production, manufacture, purchase, sale, lease, management, accounting or operation that will vary materially from those methods used by the Corporation as of the date of this Agreement.

          4.3 Preservation of Business. The Corporation will use all reasonable efforts to preserve its business organization intact, to retain its current employees and preserve its current relationships with suppliers, customers and others having business relationships with it.

          4.4 Corporate Matters. Neither Steel City nor Nall will (i) amend its Articles of Incorporation or By-laws, (ii) issue any shares of its capital stock, (iii) issue or create any warrants, obligations, subscriptions, options, convertible securities or other commitments under which any additional shares of its stock of any class might be directly or indirectly authorized, issued or transferred from treasury, or (iv) agree to do any of the acts listed above.

          4.5 Maintenance of Insurance. The Corporation will continue to carry its existing insurance subject to variations in amounts required by the ordinary operations of its business. At the request of Purchaser, and at Purchaser's sole expense, the amount of insurance against fire and other casualties which at the date of this Agreement the Corporation carries on any of its properties or in respect of its operations shall be increased by such an amount as Purchaser shall specify.

          4.6 Employees and Compensation. The Corporation will not do, or agree to do, any of the following acts, without Purchaser's prior written consent: (i) grant any increase in salaries payable or to become payable to any director, officer or employee other than regularly scheduled salary increases for employees earning less than $25,000 per year; or (ii) increase benefits payable to any officer, director or employee under any bonus or pension plan or other contract or commitment other than scheduled increases that take effect pursuant to existing plans or arrangements described in Schedule 2.20 or as required by law, or (iii) enter into any collective bargaining agreement by which the Corporation may be bound.

          4.7 New Transaction. The Corporation will not, without Purchaser's written consent, enter into any contract, commitment or transaction not in the usual and ordinary course of business.

          4.8 Dividends, Distributions and Acquisition of Stock. Neither Steel City nor Nall will, without Purchaser's prior written consent, (i) declare, set aside or pay any dividend (cash or stock), or make any distribution in respect to its capital stock; (ii) directly or indirectly purchase, redeem or otherwise acquire any shares of its capital stock; or (iii) enter into any agreement obligating it to do any of the foregoing prohibited acts.

          4.9 Waiver of Claims. The Corporation will not do any of the following acts without Purchaser's prior written consent: (i) waive or compromise any right or claim of substantial value, or (ii) cancel without full payment any note, loan or other obligations owing to the Corporation; provided, however, that the Corporation may make adjustments in accounts receivable in the ordinary course of business.

          4.10 Existing Agreements. The Corporation will not, except in the ordinary course of business, modify, amend, cancel or terminate any of its existing material contracts or agreements or agree to do any of those acts without the prior written consent of Purchaser.

     5.     CONDITIONS PRECEDENT TO PURCHASER'S PERFORMANCE.

          All obligations of Purchaser under this Agreement to be performed on the Closing Date are specifically subject to the satisfaction of the following conditions precedent on or before the Closing Date or the waiver thereof by Purchaser all as indicated below:

          5.1 Accuracy of Seller's Representations and Warranties. Except as otherwise permitted by this Agreement, all representations and warranties by Seller contained in this Agreement or in any written statement that shall be delivered to Purchaser by Seller shall be true in all material respects as of the date hereof and on and as of the Closing Date.

          5.2 Performance by Seller. Seller shall have performed, satisfied and complied with in all material respects all covenants, agreements and conditions required by this Agreement to be performed or complied with by them, or any of them, on or before the Closing.

          5.3 No Material Adverse Change. Since September 30, 1994, to the Closing, there shall not have been any material adverse change in the financial condition or the results of operations of the Corporation, and the Corporation shall not have sustained any material loss or damage to its assets, whether or not insured, that materially affects its ability to conduct its business.

          5.4 Certification by Seller. Purchaser shall have received a certificate dated as of the Closing, signed by the Seller and in such detail as Purchaser and its counsel may reasonably request, certifying that all actions and transactions to be performed by Seller pursuant to the terms of this Agreement have been performed, and that all representations and warranties by Seller contained in this Agreement or in any written statement delivered to Purchaser by Seller are true in all material respects as of the Closing Date.

          5.5 Opinion of Seller's Counsel. Purchaser shall have received from Spain, Gillon, Grooms, Blan & Nettles, counsel for Seller, an opinion dated as of the Closing Date in form and substance reasonably satisfactory to Purchaser and its counsel that:

               (i) Each of Steel City and Nall is a corporation duly organized and validly existing and in good standing under the laws of the State of Alabama and has all necessary corporate power to own its properties as now owned and to operate its business as now operated.

               (ii) The authorized capital stock of Steel City consists of 2000 shares of common stock with par value of $10.00 per share, of which 1,850 shares and no more are issued and outstanding. All outstanding shares are validly issued, fully paid and non-assessable. To the best knowledge and belief of counsel, there are no outstanding subscriptions, options, rights, warrants, convertible securities or other agreements or commitments obligating Steel City to issue any additional shares of its capital stock of any class.

               (iii) The authorized capital stock of Nall consists of 1000 shares of common stock with par value of $10.00 per share, of which 450 shares and no more are issued and outstanding. All outstanding shares are validly issued, fully paid and non-assessable. To the best knowledge and belief of counsel, there are no outstanding subscriptions, options, rights, warrants, convertible securities or other agreements or commitments obligating Steel City to issue any additional shares of its capital stock of any class.

               (iv) Except as set forth in Schedules 2.9 and 2.19 to this Agreement, counsel does not know of any suit, action, arbitration, or legal or administrative or other proceeding, or governmental investigation pending or threatened against the Corporation or any of its business or properties or its financial or other condition.

               (v) To the best of such counsel's knowledge, neither the execution nor delivery of this Agreement nor the consummation of the transactions contemplated by this Agreement will constitute (a) a default, or an event that would with notice or lapse of time, or both, constitute a default under, or a violation or breach of, any material agreement or understanding to which the Corporation is a party, or (b) an event that would permit any party to any agreement or instrument to terminate it or to accelerate the maturity of any material indebtedness or material other obligations of the Corporation or (c) an event that would result in the creation or imposition of any lien, charge, or encumbrance on any material asset of the Corporation, under the Articles of Incorporation, By-Laws of Steel City or Nall or any material indenture, license, lease, franchise, mortgage, instrument or other material agreement to which either Steel City or Nall is a party or may be bound of which such counsel has knowledge after due inquiry;

               (v) To the best of such counsel's knowledge, Seller is the owner of record of all the issued and outstanding shares of each of Steel City and Nall as set forth in paragraph (ii) above, free and clear of all liens and encumbrances, Seller will at the Closing have full power to transfer such shares to Purchaser without obtaining the consent or approval of any other person or governmental authority (other than such consents or approvals as shall have been duly obtained) and upon payment for and delivery of the Shares in accordance with the terms of this Agreement and assuming Purchaser is acquiring the Shares in good faith without notice of any adverse claim, Purchaser will be the owner of the Shares, free and clear of any adverse claim (other than security interests, pledges, liens, encumbrances, claims or equities created by Purchaser).

               (vi) This Agreement has been duly executed and delivered by Seller and constitutes the valid and binding obligation of Seller enforceable against it in accordance with its terms, except as enforcement may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights or by general principles of equity.

          5.6 Absence of Litigation. No action, suit or proceeding before any court or any governmental body or authority pertaining to the transaction contemplated by this Agreement or to its consummation shall have been instituted on or before the Closing.

          5.7 Statutory Requirements. All statutory requirements and all material authorizations, consents and approvals by federal, state and local governmental agencies and authorities necessary or required to be obtained for the valid consummation of the transaction contemplated by this Agreement shall have been fulfilled or obtained.

          5.8 Resignations. Seller shall have delivered to Purchaser the written resignation of all the officers and directors of the Corporation in form and substance satisfactory to Purchaser and its counsel and will cause any other action to be taken with respect to these resignations that Purchaser may reasonably request.

          5.9 Environmental Report. Seller shall have delivered to Purchaser at Seller's expense, prior to Closing, a Phase I environmental/hazardous substances report in form and substance satisfactory to Purchaser for the property owned and leased by the Corporation, which report shall be prepared by an environmental engineer or other environmental consultant satisfactory to Purchaser. The report will include, at a minimum: (i) the qualifications of the engineer/consultant with respect to environmental testing, (ii) a site inspection, (iii) an inquiry into prior uses and ownership of the site and identification of the sources used in such inquiry, (iv) identification of the types of waste which should be generated by said use, (v) soil borings tests to determine if any hazardous substance or waste has contaminated the site or an explanation as to why the same was not necessary in their opinion, (vi) an inquiry with city, county, state and federal environmental agencies to determine if the site is on a list of problem sites or is located such that a problem site could affect the Corporation's site, or if special permits for the handling of hazardous substances or wastes have been issued to previous owners or operators of the site, (vii) a detailed statement of findings, and (viii) a statement that in the opinion of the engineer/consultant its level of inquiry was sufficient to determine the existence of Hazardous Materials, hazardous or dangerous wastes or substances or petroleum products. Such environmental report shall not have revealed any material environmental remediation required on any such real property such that the indemnification provisions of this Agreement could reasonably be regarded as an inadequate remedy therefor.

          5.10 Survey; Title Insurance. Seller shall have delivered to Purchaser, at Seller's expense, (i) an accurate survey certified by the surveyor, reflecting that the real estate described in Schedule 2.11, describes all of the real estate occupied or used by the Corporation on the date hereof; and (ii) a commitment for owner's title insurance reflecting that the Corporation has good and merchantable title to the real property described in Schedule 2.11 as being owned by the Corporation, subject to no liens, encumbrances or restrictions, except
(i) liens for state and county taxes for the current year which are a lien but which are not yet due and payable, (ii) easements, restrictions, convenants and rights of way which do not interfere with the use of the premises for the manufacture of bolts and special fasteners, (iii) liens which are reflected in the Acquisition Balance Sheet; and (iv) liens which are otherwise described herein.

          5.11 Seller's Undertakings. Seller shall have performed and satisfied in all material respects, to the satisfaction of the Purchaser, each of the transactions undertaken by Seller pursuant to this Agreement.

          5.12 Eminent Domain. There shall be no eminent domain or condemnation proceeding pending or contemplated affecting the real property described in Schedule 2.11 hereto or any part thereof.

          5.13 Employment Agreement. Purchaser shall have entered into an Employment Agreement with Edward R. Pascoe in form and substance satisfactory to Purchaser.

          5.14 Cash and Marketable Securities. At the Closing Date, the Corporation shall have cash and marketable securities on hand in an amount not less than Three Hundred Thousand and NO/100 Dollars
($300,000.00).

          5.15 Financing Condition. The Purchaser shall have been successful in obtaining bank loans in order to finance the transaction, including a $900,000 Revolving Line of Credit and a term loan of at lease $525,000, such loans to be on terms and conditions satisfactory to Purchaser.

          5.16 Due Diligence Review. The Purchaser shall not have discovered in its due diligence review of the Corporation any information not disclosed to Purchaser prior to the execution of this Agreement that would have a material adverse impact on the business, property, prospects or financial condition of the Corporation.

          5.17 Stockholder's Equity. The Corporation shall have stockholder's equity, calculated in accordance with Generally Accepted Accounting Principles, on a consolidated basis, of not less than $2,050,000 as of the Closing Date.

          5.18 Closing Balance Sheet. Seller shall have delivered to Purchaser a consolidated balance sheet of the Corporation as of the date as close to the Closing Date as reasonably practicable audited by Dudly, Hopton-Jones, Sims & Freeman (the "Closing Balance Sheet"). Purchaser agrees that if the Closing Date is on or prior to February 28, 1995, a balance sheet dated as of December 31, 1994, shall satisfy this condition.

          5.19 Schedules. On or prior to January 15, 1995, Seller shall deliver to Purchaser any Schedules referred to herein that are not attached to this Agreement on the date hereof. When the Schedules are delivered to the Purchaser, they will be attached to this Agreement and will become a part hereof as if they had been attached at the time of the execution of this Agreement.

     6. CONDITIONS PRECEDENT TO SELLER'S PERFORMANCE. The obligations of Seller to sell and transfer the Shares under this Agreement are specifically subject to the satisfaction at or before the Closing of the following conditions or the waiver thereof by Seller:

          6.1 Accuracy of Purchaser's Representations and Warranties. All representations and warranties by Purchaser contained in this Agreement or in any written statement delivered by Purchaser under this Agreement shall be true in all material respects on and as of the Closing as though such representations and warranties were made on and as of that date.

          6.2 Purchaser's Performance. Purchaser shall have performed, satisfied and complied with in all material respects all covenants, agreements and conditions required by this Agreement to be performed, compiled with or satisfied by it on or before the Closing.

          6.3 Corporate Approval. Purchaser shall have duly authorized and approved the execution and delivery of this Agreement and all corporate action necessary or proper to fulfill the obligations of Purchaser to be performed under this Agreement on or before the Closing shall have been performed.

          6.4 Opinion of Purchaser's Counsel. Purchaser shall have furnished Seller with an opinion dated as of the Closing by Burr & Furman, counsel for Purchaser, in form and substance reasonably satisfactory to Seller and their counsel to the effect that:

               (i) Purchaser is a Corporation duly organized, validly existing and in good standing under the laws of the State of Alabama and has all requisite corporate power to perform its obligations under this Agreement.

               (ii) All corporate action required by law or by the provisions of this Agreement to be taken by Purchaser on or before the Closing in connection with the execution and delivery of this Agreement and the consummation of the transactions contemplated by this Agreement has been duly and validly taken; this Agreement has been duly executed and delivered of Purchaser and constitutes the valid and binding obligation of Purchaser enforceable against Purchaser in accordance with its terms, except as enforcement may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors's rights or by general principles of equity.

               (iii) The consummation of the transactions contemplated by this Agreement does not violate or contravene any of the provisions of Purchaser's Certificate of Incorporation, By-laws, or, to such counsel's knowledge, of any material indenture, agreement, judgment, or order to which Purchaser is a party or by which Purchaser is bound.

          6.5 Absence of Litigation. No action, suit or proceeding before any court or any governmental body or authority pertaining to the transaction contemplated by this Agreement or to its consummation shall have been instituted on or before the Closing.

          6.6 Statutory Requirements. All statutory requirements and all material authorizations, consents and approvals by federal, state and local governmental agencies and authorities necessary or required to be obtained for the valid consummation of the transaction contemplated by this Agreement shall have been fulfilled or obtained.

          6.7 Certification by Purchaser. Seller shall have received a certificate dated as of the Closing Date, signed by Purchaser and in such detail as Seller and its counsel may reasonably request, certifying that all actions and transactions to be performed by Purchaser pursuant to the terms of this Agreement have been performed.

     7.     THE CLOSING.

          7.1 Time and Place. The payment of the Purchase Price by Purchaser and the transfer and conveyance of the Shares by Seller to Purchaser (the "Closing") shall take place in the offices of Burr & Forman at 420 North 20th Street, Suite 3100, Birmingham, Alabama at 10:00 a.m. local time on February 1, 1995 (the "Closing Date"), or at such other time and place as the parties may agree in writing.

          7.2 Seller's Obligations at the Closing. At the Closing, Seller shall deliver to Purchaser the following instruments:

               (a) Certificates representing the Shares registered in the name of Seller, duly endorsed by Seller for transfer or accompanied by assignments of the Shares duly executed by Seller;

               (b) The stock books, stock ledgers, minute books and corporate seals of each of Steel City and Nall;

               (c) The opinion of Seller's counsel as provided in Paragraph 5.5:

               (d) The written resignations of all the officers and directors of the Corporation;

               (e) A certificate executed by the Seller, dated as of the Closing Date, certifying that all of its respective representations and warranties in this Agreement are true and correct in all material respects at and as of the Closing as though each representation and warranty had been made on that date;

               (f)     The certificate required by Paragraph 5.4.

          7.3 Purchaser's Obligations at the Closing. At the Closing, Purchaser shall deliver to Seller the following instruments and documents:

               (a) Wire transfer of immediately available funds in the amount of the Purchase Price, made payable to the account of the Seller in accordance with its written instructions received by Purchaser at least two business days prior to the Closing;

               (b) The opinion of Purchaser's counsel dated as of the Closing as provided for in Paragraph 6.4;

               (c) A certified resolution of Purchaser's Board of Directors in form satisfactory to counsel for Seller authorizing the execution and performance of this Agreement and all action to be taken by Purchaser under this Agreement and a certified copy of Purchaser's By-laws;

               (d) A certificate executed by an officer of Purchaser certifying that all Purchaser's representations and warranties under this Agreement are true in all material respects as of the Closing as though each of those representations and warranties had been made on that date;

     8. NATURE AND SURVIVAL OF REPRESENTATIONS AND WARRANTIES; INDEMNIFICATION, ETC. All statements contained in any Schedule hereto or in any certificate or instrument of transfer or conveyance delivered by or on behalf of the parties pursuant to this Agreement or in connection with the transactions contemplated hereby shall be deemed representations and warranties by the parties hereunder.

          8.1 Survival of Representations, Warranties, Etc. All representations and warranties of the parties made in this Agreement or as provided herein shall survive the Closing Date for a period of thirty-six (36) months thereafter notwithstanding any investigation at any time made by or on behalf of the other party (the "Survival Period"); provided, however, that all representations and warranties related to any claim asserted in writing prior to the expiration of the Survival Period shall survive until such claim shall be resolved and payment in respect thereof, if any is owing, shall be made.

          8.2 Seller's Indemnity. Sell shall indemnify, defend and hold harmless Purchaser against and in respect of any and all claims, demands, lawsuits, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies including interest, penalties and reasonable attorneys' fees (collectively, "Losses"), that it shall incur or suffer which shall result from or relate to (i) any breach of or failure by Seller to perform any of its representations, warranties, covenants or agreements in this Agreement or in any schedule, certificate, or any other instrument furnished or to be furnished by Seller under this Agreement, (ii) any tax liability of any kind whatsoever (including taxes, interest, additions to tax and penalties) of the Corporation for any period ending prior to the Closing Date in excess of the amount accrued therefor on the Closing Balance Sheet.

          8.3 Purchaser's Indemnity. Purchaser agrees to indemnify and hold Seller harmless against and in respect of any and all Losses it may incur or suffer which shall result from or relate to any breach of or failure by Purchaser to perform any of its representations, warranties, covenants or agreements in this Agreement or in a schedule, certificate, or any other instrument furnished or to be furnished by Purchaser under this Agreement or by reason of any act of omission by Purchaser after the Closing that constitutes a breach or default under or failure to perform any obligation, duty or liability of the Corporation under any loan agreement, lease, contract, order or any other agreement to which it is a party or for which they are bound at the Closing or otherwise arising out of the conduct of the business of the Corporation after the Closing.

          8.4 Third Party Claims. Promptly after the receipt by any party hereto of notice of any claim, action, suit or proceeding of any third party that is subject to indemnification hereunder, such party (the "Indemnified Party") shall give written notice of such claim to the party obligated to provide indemnification hereunder (the "Indemnifying Party") as promptly as practicable after receipt of notice thereof, stating the nature and basis of such claim and the amount thereof, to the extent known. The Indemnifying Party shall have the right to compromise or defend, at its own expense and by its own counsel, any such matter. Such notice, and the opportunity to compromise or defend as herein provided, shall be a condition precedent to any liability of the Indemnifying Party under the provisions of this Paragraph 8. If the Indemnifying Party shall undertake to compromise or defend, it shall promptly notify the Indemnified Party of its intention to do so, and the Indemnified Party shall cooperate with the Indemnifying Party and its counsel in the defense thereof and in any compromise thereof. Such cooperation shall include, but not be limited to, furnishing the Indemnifying Party with any books, records or information reasonably requested by the Indemnifying Party that are in the Indemnified Party's possession or control. After the Indemnifying Party has notified the Indemnified Party of its intention to undertake to defend any such asserted liability, the Indemnifying Party shall not be liable for any additional legal expenses incurred by the Indemnified Party in connection with any defense of such asserted liability, except as requested by the Indemnifying Party. If the Indemnifying Party shall desire to make a final and complete compromise of any such third party claim and then the Indemnifying Party's liability under this Paragraph 8 with respect to such third party claim shall be limited to the amount so offered in compromise with said third party. Under no circumstances shall the Indemnified Party compromise any third party claim without the written consent of the Indemnifying Party.

     9.     CERTAIN TAX MATTERS.

          9.1 Cooperation. After the Closing Date, Purchaser will provide Seller, promptly upon their request, with access to all such records and other factual information relating to the business of the Corporation during periods prior to the Closing Date as Seller may reasonably require in connection with the preparation or audit of the Corporation's federal, state, and local income and other tax returns or with respect to any dispute, refund claim or litigation relating thereto, and Purchaser will give Seller such other assistance as it may reasonably request, including reasonable access to the Corporation's employees, in connection with any such audit, dispute, refund claim or litigation. In addition, Purchaser agrees that all records, information or documents relating to tax matters shall be preserved by Purchaser until the expiration of any applicable statutes of limitations (and, if notified thereof, extensions thereof).

          9.2 Current Year's Tax Returns. Any and all tax returns of the Corporation for the current taxable year not filed on or prior to the Closing Date shall be subject to review by Seller prior to being filed, and Purchaser and the Corporation shall lend such assistance to Seller for purposes of their review as Seller shall reasonably require.

          9.3 Contest Provisions. If any taxing authority shall at any time contact Purchaser or the Corporation with respect to any tax matter which, if paid by Purchaser would be the subject of indemnity by Seller hereunder, then promptly upon the occurrence thereof (and in all events within ten (10) business days after such occurrence) Purchaser shall notify Seller thereof in writing, shall furnish Seller with copies of any legal process or documents delivered to Purchaser or the Corporation with respect thereto, and shall cooperate with Seller to cause such taxing authority to deal directly with Seller or Seller's designee with respect to such matters. In all events Seller shall decide whether to contest, and shall have control over any contest relating to, any such matters and may direct Purchaser or the Corporation to resist payment of any deficiency asserted against such Corporation until there has been a Final Determination (as hereinafter defined).

          For purposes hereof, "Final Determination" shall mean a closing agreement with the taxing authority, a notice of deficiency with respect to which there has been executed a waiver of restrictions on assessment or with respect to which the period for filing a petition with the United States Tax Court has expired or, if such a petition is filed, a decision of any court of competent jurisdiction which is not subject to appeal or the time for appeal of which has expired.

          If Seller decides to contest any asserted deficiency by causing Purchaser to make payment thereof (in which case a Final Determination shall have occurred and indemnity hereunder paid) and to file a claim for refund, Purchaser will cooperate with Seller in connection therewith. Upon notice of disallowance of such claim for refund, if any, Seller, on behalf of the Corporation, may contest such disallowance by suing for a refund and shall have control over the conduct of such contest (including appeal of any adverse determination) with counsel reasonably satisfactory to Purchaser. Upon receipt by Purchaser of any refund or offset (including any refund or offset that would have been received but for a counterclaim not indemnified by Seller hereunder) from any taxing authority of any amounts paid by it based on the deficiency, within thirty (30) days of receipt thereof, Purchaser shall pay to Seller the amount of such refund together with any interest received thereon (or any interest that would have been received if no other matters had been involved in the judicial or administrative proceeding in question) together with any tax benefits Purchaser realizes as a result of making such payment.

     10. CONTINUED EMPLOYMENT OF OFFICERS, DIRECTORS AND EMPLOYEES. Subject to the requirements of any employment agreement to which the Corporation is a party, listed on Schedule 2.15 hereto, Purchaser shall have no responsibility of any kind to continue the employment of any of the officers, directors or employees of the Corporation.

     11. PRESS RELEASE; DISCLOSURE. Upon execution of this Agreement, Seller shall have the right to make the contents of this Agreement public.

     12. CONFIDENTIALITY. All information furnished by Seller and the Corporation or either of them to Purchaser pursuant hereto shall be treated as the sole property of Seller and shall be kept confidential by Purchaser until Closing. If this Agreement is terminated, as herein provided, Purchaser shall return to Seller all documents and other materials containing, reflecting or referring to such other information and shall keep confidential all such information. Purchaser's obligation to keep such information confidential shall continue for two years from the date of the termination of this Agreement and shall not apply to (i) any information which (a) was already in its possession prior to the disclosure thereof by Seller; (b) was then generally known to the public;
(c) became known to the public through no fault of Purchaser or any of its agents or representatives; or (d) was disclosed to Purchaser by a third party unaffiliated with Purchaser who was not bound by any obligation of confidential to Seller or (ii) disclosures required to be made in accordance with any law, regulation or order of a court of competent jurisdiction.

     13. FEES AND EXPENSES. Each of the parties hereto shall be responsible for any and all fees, costs or expenses incurred by such party in connection with the negotiations, preparation and execution of this Agreement and the Closing including the fees and costs of attorneys, accountants, consultants of every kind and nature. Each party will hold the other party harmless and indemnify the other from any claim or liability in connection therewith. In the event that either Purchaser or Seller shall commence any legal action or proceeding against the other arising out of or in connection with this Agreement or any alleged breach thereof, the prevailing party shall be entitled to receive from the losing party such reasonable attorneys' fees as the court may determine.

     14. TRANSFER TAXES. Any transfer tax, use tax, sales tax or other tax imposed a result of the purchase and sale of the Shares shall be paid by Seller.

     15. NOTICES. Any notice required or permitted to be given hereunder shall be deemed to be effectively given not more than seventy-two (72) hours after having been deposited in the United States mail, certified or registered mail, postage prepaid and addressed as follows:

          TO SELLER:

          Golden Enterprises, Inc.
          2101 Magnolia Avenue South
          Birmingham, Alabama 35205
          Attn: Mr. John S. Stein

          with a copy to:

          Spain, Gillon, Grooms, Blan & Nettles
          2117 2nd Avenue North
          Birmingham, Alabama 35203
          Attn: John P.  McKleroy, Jr.

          TO PURCHASER:

          Coosa Acquisitions, Inc.
          2530 Mountain Brook Circle
          Birmingham, Alabama 35233
          Attn: Philip C. Jackson, III

          with a copy to:

          Burr & Forman
          3000 SouthTrust Tower
          420 South 20th Street

          Either party may change such address by giving written notice of such change to the other party in the manner provided above. Any such notice shall be deemed to be delivered as of the date delivered if personally delivered to such party.

     16. SUCCESSORS AND ASSIGNS. This Agreement shall be binding upon and shall inure to the benefit of the parties, and their respective heirs, legal representatives, successors and assigns; provided, however, that neither Seller, nor Purchaser may assign any of their rights under this Agreement except that Purchaser may assign its rights under this Agreement to an entity controlled by Purchaser. No such assignment by Purchaser shall relieve Purchaser of any of its obligations or duties under this Agreement.

     17. COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     18. ENTIRE AGREEMENT. This Agreement and the other documents and agreements referred to herein or entered into in connection herewith constitute the entire agreement between the parties pertaining to the subject matter contained herein and therein and supersede all prior agreements, representations and understandings of the parties. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by all of the parties. No waiver of any provision of this Agreement shall be deemed or shall constitute a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

     19. TERMINATION AND ABANDONMENT. This Agreement may be terminated and the transactions contemplated hereby abandoned (i) by the mutual consent of Purchaser and Seller; (ii) by Purchaser or Seller at any time after February 28, 1994 (or such later date as shall have been agreed to in writing by them) if the conditions set forth in Paragraphs
5 or 6 of this Agreement have not been fulfilled (or waived by the party entitled to the benefit thereto) by February 28, 1995, without liability on the party of any party hereto; provided, however, that no party shall be released from liability hereunder if any such condition is not fulfilled by reason of the breach by such party of its obligations hereunder or under any other instrument or agreement contemplated hereby.

     20. OTHER INSTRUMENTS TO BE EXECUTED. From and after the Closing Date, Seller shall, from time to time, at the request of Purchaser and without further consideration (but at Purchaser's expense) do, execute, acknowledge and deliver, all such further acts, deeds, assignments, transfers, conveyances, powers of attorney and assurances as may be reasonably required more effectively to convey, assign, transfer or confirm the sale of the Shares and complete the transactions contemplated herein.

     21. SCHEDULES. The Schedules attached hereto are incorporated herein and made a part hereof for all purposes. As used herein, the expression "this Agreement" means the body of this Agreement and such Schedules, and the expressions "hereof," "herein," and "hereunder" and other words of similar import refer to this Agreement and such Schedules as a whole and not to any particular part or subdivision thereof.

     22. APPLICABLE LAW. This Agreement shall be governed and construed in accordance with the laws of the State of Alabama.

     IN WITNESS WHEREOF, the parties to this Agreement have duly executed it on the day and the year first above written.

                                                "PURCHASER"

                                   COOSA ACQUISITIONS, INC.

                                   By:  /s/ Philip C. Jackson, III
                                            Philip C. Jackson, III
                                            President

                                                   "SELLER"

                                   GOLDEN ENTERPRISES, INC.

                                   By:  /s/ John S. Stein
                                            John S. Stein
                                            President