Form 10-K/A
period 1995-05-31
GOLDEN ENTERPRISES INC
filed 1995-08-29
CIK 42228

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

Birmingham, Alabama
July 12, 1995                      DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP


                GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                           May 31, 1995 and 1994

ASSETS


                                                    1995            1994
Current Assets:
  Cash and cash equivalents                   $   623,592      $   642,064
  Investment securities available-for-sale     13,828,663             --
  Marketable securities                              --         13,415,968

Receivables:
  Trade accounts                               10,234,990        9,839,703
  Other                                           644,709          283,185

                                               10,879,699       10,122,888
  Less: Allowance for doubtful accounts            10,000           10,000

                                               10,869,699       10,112,888

Inventories:
  Raw materials                                 1,697,629        1,826,133
  Finished goods                                2,857,217        2,425,120

                                                4,554,846        4,251,253

Prepaid expenses                                1,968,851        1,967,560
Current assets of discontinued business              --          1,989,309

     Total current assets                      31,845,651       32,379,042

Property, plant and equipment:
  Land                                          3,974,429        3,974,429
  Buildings                                    18,987,134       18,920,734
  Machinery and equipment                      31,745,856       31,119,547
  Transportation equipment                     16,271,171       16,640,782

                                               70,978,590       70,655,492
  Less: Accumulated depreciation               52,842,545       51,028,550

                                               18,136,045       19,626,942

Noncurrent assets of discontinued business           --            587,562

Other Assets                                    2,030,234        1,753,612

     Total                                    $52,011,930      $54,347,158


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                            $ 4,324,632      $ 4,045,257
  Accrued income taxes                            135,217             --
  Other accrued expenses                        1,307,049        1,380,124
  Deferred income taxes                           291,246          252,170
  Current installments of long-term debt             --             71,366
  Current liabilities of discontinued business       --            417,746

     Total current liabilities                  6,058,144        6,166,663

Long-term liabilities                             598,922          478,526

Deferred income taxes                           1,864,461        2,015,260
Deferred income taxes of discontinued business       --             58,240

                                                1,864,461        2,073,500
Commitments and contingencies                        --               --

Stockholders' Equity:
  Common stock -- $.662/3 par value:
    Authorized 35,000,000 shares;
    issued 13,828,793 shares                    9,219,195        9,219,195
  Additional paid-in capital                    6,499,554        6,528,147
  Retained earnings                            36,521,373       37,031,156
  Treasury shares -- at cost
    (1,566,843 shares in 1995 and
    1,332,347 shares in 1994)                  (8,818,533)      (7,137,457)
  Deferred compensation                              --            (12,572)
  Unrealized gains on securities
    available-for-sale, net
    of deferred income taxes                       68,814             --

     Total stockholders' equity                43,490,403       45,628,469

     Total                                    $52,011,930      $54,347,158


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

GOLDEN ENTERPRISES, INC.

By /s/ John H. Shannon                             August 25, 1995
       -----------------------------------         ---------------
       John H. Shannon                                   Date
       Vice President, Principal Financial
       Officer and Controller
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                      Title                     Date
- ---------------------------     ---------------------          ----------
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