Form 10-Q
period 1995-08-31
GOLDEN ENTERPRISES INC
filed 1995-10-10
CIK 42228

Golden Enterprises, Inc.
                   2101 Magnolia Avenue South
                            Suite 212
                    Birmingham, Alabama 35205
                          205-326-6101

October 10, 1995

Securities and Exchange Commission
Washington, D.C. 20549

Attention: Branch of Filings and Reports

Gentlemen:

Enclosed is our quarterly Report on Form 10-Q as required by
Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                        Very truly yours,

                                        /s/ John H. Shannon
                                        ------------------------
                                        John H. Shannon
                                        Vice President/Controller


        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   August 31, 1995
                                                 ----------------

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_______________

Commission file number                                  0-4339
                                                  -----------------

                    GOLDEN ENTERPRISES, INC.

     (Exact name of registrant as specified in its charter)

          DELAWARE                            63-0250005
--------------------------------      --------------------------
(State or other jurisdiction of             (I. R. S. Employer
incorporation or organization)              Identification No.)

Suite 212, 2101 Magnolia Avenue, South
          Birmingham, Alabama                       35205
--------------------------------------     ---------------------
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
  Yes      X          No
        ------             --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995.

                                                  Outstanding at
              Class                             September 30, 1995
----------------------------------              ------------------
Common Stock, Par Value $0.66 2/3                   12,261,950


                    GOLDEN ENTERPRISES, INC.

                              INDEX

Part I.   Financial Information                               Page No.
          Consolidated Condensed Balance Sheets -
          August 31, 1995 and May 31, 1995                        3

          Consolidated Condensed Statements of Income -
          Three Months Ended August 31, 1995 and 1994             4

          Consolidated Condensed Statements of Cash
          Flows - Three Months Ended
          August 31, 1995 and 1994                                5

          Notes to Consolidated Condensed Financial
          Statements                                              6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     7

Part II.  Other Information                                       8

                  PART I. FINANCIAL INFORMATION


            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    August 31,       May 31,
                                                      1995            1995
                                                   ------------    ------------
                                                   (Unaudited)      (Audited)

ASSETS

Cash and cash equivalents                          $ 1,208,627     $   623,592
Marketable securities                              $15,417,708     $13,828,663
  Receivables, net                                 $ 9,942,290     $10,869,699
   Inventories:
Raw material and supplies                          $ 1,927,167     $ 1,697,629
  Finished goods                                   $ 2,497,249     $ 2,857,217
                                                   -----------     -----------
                                                   $ 4,424,416     $ 4,554,846
                                                   -----------     -----------
  Current assets:
   Prepaid expenses                                $ 2,396,747     $ 1,968,851
                                                   -----------     -----------
Total current assets                               $33,389,788     $31,845,651
                                                   -----------     -----------
Property, plant and equipment, net                 $18,999,384     $18,136,045
  Other assets                                     $ 2,030,239     $ 2,030,234
                                                   -----------     -----------
   Total                                           $54,419,411     $52,011,930
                                                   -----------     -----------
                                                   -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable, principally to banks                $         0     $         0
Accounts payable & checks outstanding
   in excess of bank balance                       $ 6,072,525     $ 4,324,632
Accrued and deferred income taxes                  $ 1,166,235     $   426,463
Other accrued expenses                             $ 1,176,853     $ 1,307,049
Current installments of long-term debt             $         0     $         0
                                                   -----------     -----------
Total current liabilities                          $ 8,415,613     $ 6,058,144
                                                   -----------     -----------
Long-term debt less current maturities             $   654,998     $   598,922
                                                   -----------     -----------
Deferred income taxes                              $ 1,827,701     $ 1,864,461
                                                   -----------     -----------

Stockholders' Equity:
Common Stock - $.66 - 2/3 value:
   35,000,000 shares Authorized
   Issued 13,828,793 shares                        $ 9,219,195     $ 9,219,195
Additional paid-in capital                         $ 6,568,368     $ 6,568,368
Retained earnings                                  $36,552,069     $36,521,373
                                                   -----------     -----------
                                                   $52,339,632     $52,308,936
Less: Cost of common shares in treasury
   (1,566,843 shares at August 31, 1995 and
   1,566,843 shares at May 31, 1995)               $-8,818,533     $-8,818,533
                                                   -----------     -----------
Total stockholders' equity                         $43,521,099     $43,490,403
                                                   -----------     -----------
   Total                                           $54,419,411     $52,011,930
                                                   -----------     -----------
                                                   -----------     -----------


See Accompanying Notes to Consolidated Condensed Financial Statements.



            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                           (UNAUDITED)


                                                       Three Months Ended
                                                            August 31,
                                                   ---------------------------
                                                      1995            1994
                                                   -----------     -----------
REVENUES:
  Net Sales                                        $32,875,913     $31,487,887
  Other operating revenues                         $   153,144     $   204,356
  Investment income                                $   218,199     $   122,300
                                                   -----------     -----------
   Total revenues                                  $33,247,256     $31,814,543
                                                   -----------     -----------

COSTS AND EXPENSES:
  Cost of sales                                    $14,234,603     $13,651,779
  Selling, general and administrative expense      $16,723,911     $16,001,373
  Interest                                         $         0     $         0
                                                   -----------     -----------
   Total costs and expenses                        $30,958,514     $29,653,152
                                                   -----------     -----------
Income from continuing operations
  before income taxes                              $ 2,288,742     $ 2,161,391
Income taxes                                       $   847,919     $   843,682
                                                   -----------     -----------
   Income from continuing operations               $ 1,440,823     $ 1,317,709

Discontinued operations (Note):
  Loss (income) from operations of
    discontinued business,
    net of related income taxes                    $         0     $    23,348
                                                   -----------     -----------
   Net income                                      $ 1,440,823     $ 1,341,057

Per share of common stock (Note 1);
  Income from continuing operations                $       .12     $       .11
  Income from operations of discontinued
    business                                       $       .00     $       .00
                                                   -----------     -----------
   Net income                                      $       .12     $       .11
                                                   -----------     -----------
                                                   -----------     -----------

Weighted average number of
  common shares outstanding                         12,261,950      12,485,326
                                                   -----------     -----------
                                                   -----------     -----------

Cash dividend paid per share of common stock             .1150           .1125
                                                   -----------     -----------
                                                   -----------     -----------


See Accompanying Notes to Consolidated Condensed Financial Statements.



            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)


                                                      Three Months Ended
                                                           August 31,
                                                   -----------     -----------
                                                      1995            1994
                                                   -----------     -----------
Cash flows from operating activities:
  Net income                                       $ 1,440,823     $ 1,341,057
  Adjustment to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                   $   585,538     $   717,302
   Compensation related to stock plan              $         0     $         0
   Salary Continuation Benefits                    $    56,076     $    66,132
   Deferred income taxes                           $   -36,760     $   -31,777
   Gain on sale of equipment                       $   -91,119     $  -145,104
   Income from operations of discontinued
     business                                      $         0     $   -23,348
   Dividends received from discontinued business   $         0     $    35,000
   Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable      $   927,409     $   377,534
   Decrease (increase) in inventories              $   130,430     $    88,522
   Decrease (increase) in prepaid expenses         $  -427,896     $  -426,085
   Decrease (increase) in other assets-long term   $        -5     $        -5
   Increase (decrease) in accounts payable
     and checks outstanding in excess of
     bank balances                                 $ 1,747,893     $ 1,769,982
   Increase (decrease) in accrued income taxes     $   739,772     $   539,199
   Increase (decrease) in accrued expenses         $  -130,196     $  -245,331
                                                   -----------     -----------
                                                   $ 4,941,965     $ 4,063,078
                                                   -----------     -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment        $-1,458,223     $  -245,334
  Proceeds from sale of equipment                  $   100,466     $   191,571
  Proceeds from sale of discontinued operations    $         0     $         0
  Net decrease (increase) in marketable
    securities                                     $-1,589,045     $-2,043,129
                                                    -----------    -----------
   Net cash provided by (used in)
     investing activities                          $-2,946,802     $-2,096,892
                                                   -----------     -----------

Cash flows from financing activities:
  Payments of current installments
    of long-term debt                              $         0     $         0
  Purchase of treasury stock                       $         0     $  -194,625
  Proceeds from sale of treasury stock             $         0     $         0
  Cash dividend paid                               $-1,410,128     $-1,404,164
                                                   -----------     -----------
   Net cash used in
     financing activities                          $-1,410,128     $-1,598,789
                                                   -----------     -----------

Net (decrease) increase in cash and
   cash equivalents                                $   585,035     $   367,397
Cash and cash equivalents at beginning of year     $   623,592     $   642,064
                                                   -----------     -----------
Cash and cash equivalents at end of quarter        $ 1,208,627     $ 1,009,461
                                                   -----------     -----------
                                                   -----------     -----------

Supplemental information:
  Cash paid during the year for:
    Income taxes                                   $   144,907     $   277,100
    Interest                                       $         0     $         0


See Accompanying Notes to Consolidated Condensed Financial Statements.


              GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of August 31, 1995 and May 31, 1995, and its results of operations for the three months ended August 31, 1995 and 1994 and its cash flow for the three months ended August 31, 1995 and 1994.

     The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 1995 which is incorporated by reference in Form 10-K.

2.   The results of operations for the three months ended August
     31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Working Capital was $25.8 million at June 1, 1995 and $25.0 million at the end of the first quarter. Net cash provided by operating activities amounted to $4.9 million for the quarter this year compared to $4.1 million for last year's first quarter.

     Additions to property, plant and equipment, net of disposals, were $1.45 million this year and $0.20 million last year. Cash dividends of $1.41 million were paid during this year's first quarter compared to $1.40 million last year. No cash was used to purchase treasury stock this year while $0.19 million was used last year, and $1.59 million of cash was used to increase investments in marketable securities this year compared to $2.04 million last year. The Company's current ratio was a healthy 3.97 to 1.00 at August 31, 1995.

     Management is not aware of any trends or events that will cause a material change in the Company's liquidity.

Operating Results

     For the three months ended August 31, 1995, total revenues increased 4.5% from the comparable period in fiscal 1995. Cost of sales was 43.3% of net sales compared to 43.4% last year. Selling, general and administrative expenses were 50.9% of net sales this year and 50.8% last year.

     The Company's investment income as a percentage of pre-tax income was 9.5% this year compared to 5.7% last year. This was due to an actual dollar increase in investment income of 78.4%.

     The Company's effective tax rate for the first quarter was 37.0% compared to 39.0% for last year's first quarter.


                   PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K - There were no reports on form 8-K filed for the three months ended August 31, 1995.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GOLDEN ENTERPRISES, INC.
                                  ------------------------
                                       (Registrant)



Dated: October 10, 1995                /s/  Sloan Y. Bashinsky, Sr.
-----------------------                ----------------------------
                                            Sloan Y. Bashinsky, Sr.
                                            Chairman of the Board


Dated: October 10, 1995               /s/  John H. Shannon
-----------------------               -----------------------------
                                           John H. Shannon
                                           Vice President/Controller
                                           (Principal Accounting
                                            Officer)