Form 10-Q
period 1995-11-30
GOLDEN ENTERPRISES INC
filed 1996-01-10
CIK 42228

<LETTER>

                              GOLDEN ENTERPRISES, INC.

                                   January 9, 1996


Securities and Exchange Commission
Washington, D. C. 20549

Attention:           Branch of Filings and Reports

Gentlemen:

Enclosed is our quarterly Report on Form 10-Q as required by Section 13 or 15 (d) of the Securities Exchange Act of 1934.

                                   Very truly yours,

                                   /s/  John H. Shannon
                                   _____________________
                                   John H. Shannon
                                   Vice President/Controller
</LETTER>

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           November 30, 1995

                               OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_______________

Commission file number                              0-4339
                      ---------------------------------------

                    GOLDEN ENTERPRISES, INC.

     (Exact name of registrant as specified in its charter)

              DELAWARE                       63-0250005
--------------------------------    --------------------------
(State or other jurisdiction of         ( I. R. S. Employer
incorporation or organization)           Identification No.)

Suite 212, 2101 Magnolia Avenue, South
        Birmingham, Alabama                      35205
---------------------------------------      ----------------
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
Yes   X     No
   ------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995.

                                           Outstanding at
             Class                        December 31, 1995
---------------------------------         -----------------
Common Stock, Par Value $0.66 2/3              12,261,950

                     GOLDEN ENTERPRISES, INC.

                            INDEX

Part I.    Financial Information                           Page No.

           Consolidated Condensed Balance Sheets -
           November 30, 1995 and May 31, 1995                  3

           Consolidated Condensed Statements of Income -
           Three Months Ended and Six Months Ended
           November 30, 1995 and 1994                          4

           Consolidated Condensed Statements of Cash
           Flows - Six Months Ended
           November 30, 1995 and 1994                          5

           Notes to Consolidated Condensed Financial
           Statements                                          6

           Management's Discussion and Analysis of
           Financial Condition and Results of Operation        7

Part II.   Other Information                                   8


                PART I. FINANCIAL INFORMATION


          GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   November 30,      May 31,
                                                       1995           1995
                                                   ___________     ___________
                                                   (Unaudited)      (Audited)
          ASSETS

     Cash and cash equivalents                       1,374,683         623,592
     Marketable securities                          11,076,724      13,828,663

     Receivables, net                                9,208,627      10,869,699
     Inventories:
     Raw material and supplies                       3,252,845       1,697,629
     Finished goods                                  2,549,509       2,857,217
                                                    __________      __________
                                                     5,802,354       4,554,846
                                                    __________      __________
     Current assets:
     Prepaid expenses                                3,201,727       1,968,851
                                                    __________      __________
     Total current assets                           30,664,115      31,845,651
                                                    __________      __________
     Property, plant and equipment, net             20,006,369      18,136,045

     Other assets                                    2,030,038       2,030,234
                                                    __________      __________
                                                    52,700,522      52,011,930
                                                    __________      __________
                                                    __________      __________

          LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
     Notes payable, principally to banks                     0               0
     Accounts payable & checks outstanding
       in excess of bank balance                     5,667,631       4,324,632
     Accrued and deferred income taxes                 291,246         426,463
     Other accrued expenses                          1,308,038       1,307,049
     Current installments of long-term debt                  0               0
                                                    __________      __________
     Total current liabilities                       7,266,915       6,058,144
                                                    __________      __________
     Long-term debt less current maturities            711,074         598,922
                                                    __________      __________
     Deferred income taxes                           1,806,627       1,864,461
                                                    __________      __________

     Stockholder's Equity:
     Common Stock - $.66 - 2/3 par value:
     35,000,000 shares Authorized
     Issued 13,828,793 shares                        9,219,195       9,219,195
     Additional paid-in capital                      6,568,368       6,568,368
     Retained earnings                              35,946,876      36,521,373
                                                    __________      __________
                                                    51,734,439      52,308,936

     Less:  Cost of common shares in treasury
            (1,566,843 at November 30,1995 and
            1,566,843 shares at May 31, 1995)       (8,818,533)     (8,818,533)
                                                   ___________      __________
     Total stockholders' equity                     42,915,906      43,490,403
                                                    __________      __________
     Total                                          52,700,522      52,011,930
                                                    __________      __________
                                                    __________      __________

     See Accompanying Notes to Consolidated Condensed Financial Statements


                          GOLDEN ENTERPRISES, INC. & SUBSIDIARIES

                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   Three Months Ended          Six Months Ended
                                       November 30,               November 30,
                                _______________________     _______________________
                                   1995         1994           1995        1994
                                __________   __________     __________   __________
(UNAUDITED)
REVENUES:
    Net Sales                   29,497,322   29,917,557     62,373,235   61,405,444
    Other operating revenues       122,387       99,637        275,531      303,993
    Investment income              209,307      159,094        427,506      281,394
                                __________   __________     __________   __________
      Total revenues            29,829,016   30,176,288     63,076,272   61,990,831
                                __________   __________     __________   __________

COSTS AND EXPENSES:
    Cost of sales               13,416,247   12,887,187     27,650,850   26,538,966
    Selling, general and
      administrative expense    15,180,138   15,461,525     31,904,049   31,462,898
    Interest                             0            0              0            0
                                __________   __________     __________   __________
     Total costs and expenses   28,596,385   28,348,712     59,554,899   58,001,864
                                __________   __________     __________   __________
Income from continuing
     operations before
     income taxes                1,232,631    1,827,576      3,521,373    3,988,967
Income taxes                       397,042      650,794      1,244,961    1,494,476
                                __________   __________     __________   __________
Income from continuing
     operations                    835,589    1,176,782      2,276,412    2,494,491

Discontinued operations (Note):
    Loss (income) from
    operations of discontinued
    business, net of related
    income taxes                         0        1,171              0       24,519
                                                                     0            0
                                __________   __________     __________   __________
     Net income                    835,589    1,177,953      2,276,412    2,519,010

Per share of common
stock (Note 1):
   Income from continuing
      operations                     $0.07        $0.09          $0.19        $0.20
   Income from operations of
      discontinued business          $0.00        $0.00          $0.00        $0.00
                                __________   __________     __________   __________
     Net income                      $0.07        $0.09          $0.19        $0.20
                                __________   __________     __________   __________
                                __________   __________     __________   __________

Weighted average number of
common shares outstanding       12,261,950   12,406,592     12,261,950   12,446,174
                                __________   __________     __________   __________
                                __________   __________     __________   __________
Cash dividend paid per
share of common stock               $.1175       $.1150         $.2325       $.2275
                                __________   __________     __________   __________
                                __________   __________     __________   __________

See Accompanying Notes to Consolidated Condensed Financial Statements.



                GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                               (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                            November 30,
                                                     _________________________
                                                        1995           1994
Cash flows from operating activities:
 Net income                                           2,276,412      2,519,010
 Adjustment to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization and amortization     1,179,640      1,403,708
   Compensation related to stock plan                         0              0
   Salary Continuation Benefits                         112,152        132,265
   Deferred income taxes                                (57,834)      (104,311)
   Gain on sale of equipment                           (159,172)      (220,196)
   Income from operations of discontinued business            0        (24,519)
   Dividends received from discontinued business              0         70,000
 Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable         1,661,072        801,842
   Decrease (increase) in inventories                (1,247,508)    (1,266,145)
   Decrease (increase) in prepaid expenses           (1,232,876)    (1,390,839)
   Decrease (increase) in other assets-long term            196            (10)
   Increase (decrease) in accounts payable
    and checks outstanding in excess of
    bank balances                                     1,342,999      2,122,146
    Increase (decrease) in accrued income taxes       (135,217)        (12,387)
    Increase (decrease) in accrued expenses                989          31,301
                                                     _________       _________
                                                     3,740,853       4,061,865
                                                     _________       _________
Cash flows from investing activities:
  Purchase of property, plant and equipment         (3,083,742)       (575,928)
  Proceeds from sale of equipment                      192,951         265,921
  Proceeds from sale of discontinued operations              0               0
  Net decrease (increase) in marketable securities   2,751,939       1,914,107
                                                     _________       _________
     Net cash provided by (used in)
      investing activities                            (138,852)      1,604,100
                                                     _________       _________
Cash flows from financing activities:
  Payments of current installments
    of long-term debt                                        0               0
  Purchase of treasury stock                                 0        (928,986)
  Proceeds from sale of treasury stock                       0          22,500
  Cash dividend paid                                (2,850,910)     (2,833,415)
                                                    ___________     __________
     Net cash used in financing activities          (2,850,910)     (3,739,901)
                                                    __________      _________

Net (decrease) increase in cash
and cash equivalents                                   751,091       1,926,064
Cash and cash equivalents at beginning of year         623,592         642,064
                                                    __________      __________
Cash and cash equivalents at end of quarter          1,374,683       2,568,128
                                                    __________      __________
                                                    __________      __________

Supplemental information:
  Cash paid during the year for:
     Income taxes                                    1,993,413       2,148,980
     Interest                                                0               0

See Accompanying Notes to Consolidated Condensed Financial Statements.


                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of November 30, 1995 and May 31, 1995, and its results of operations for the three and six months ended November 30, 1995 and 1994 and its cash flow for the six months ended November 30, 1995 and 1994.

     The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 1995 which is incorporated by reference in Form 10-K.

2.   The results of operations for the three and six months ended
     November 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Working Capital was $25.8 million at June 1, 1995 and $23.4 million at the end of the second quarter. Net cash provided by operating activities amounted to $3.7 million for the six months this year compared to $4.1 million for last year's first six months.

Additions to property, plant and equipment, net of disposals, were $3.0 million this year and $0.5 million last year. Cash dividends of $2.85 million were paid during the first six months of this year compared to $2.83 million last year. No cash was used to purchase treasury stock this year while $0.93 million was used last year, and $2.75 million of cash was provided by a net decrease in marketable securities this year compared to $1.91 million last year. The Company's current ratio was a healthy 4.22 to 1.00 at November 30, 1995.

Management is not aware of any trends or events that will cause a material change in the Company's liquidity.

Operating Results

For the three months ended November 30, 1995, total revenues were down 1.15% from the comparable period in fiscal 1995. Cost of sales was 45.5% of net sales compared to 43.1% last year. Selling, general and administrative expenses were 51.5% of net sales this year and 51.7% last year.

For the year-to-date, total revenues increased 1.75% from the comparable period in fiscal 1995. Cost of sales was 44.3% of net sales compared to 43.2% last year. Selling, general and administrative expenses were 51.2% of net sales this year and 51.2% last year.

The Company's second quarter investment income as a percentage of pre-tax income was 17.0% this year compared to 8.7% last year. The increase was due to the decrease in operating income, and the fact that investment income dollars increased 31.6%.

For the six months, investment income was 12.1% of pre-tax income this year and 7.1% last year. For the six months, investment income dollars increased 51.9%.
The Company's effective tax rate for the second quarter was 32.2% compared to 35.6% for last year's second quarter and 35.4% versus 37.5% for the six months. The effective tax rates are lower this year than last year because tax-exempt interest income as a percentage of total pre-tax income was higher this year.

                   PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K - There were no reports on form 8-K filed for the three months ended
                November 30, 1995.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GOLDEN ENTERPRISES, INC.
                                              (Registrant)



Dated:  January 9, 1996                      /s/   Sloan Y. Bashinsky, Sr.
                                             _____________________________
                                             Sloan Y. Bashinsky, Sr.
                                             Chairman of the Board


Dated:  January 9, 1996                      /s/   John H. Shannon
                                             _________________________
                                             John H. Shannon
                                             Vice President/Controller
                                             (Principal Accounting
                                             Officer)