Form 10-Q
period 1996-02-29
GOLDEN ENTERPRISES INC
filed 1996-04-05
CIK 42228

<LETTER>

                      GOLDEN ENTERPRISES, INC.
                     2101 Magnolia Avenue South
                             Suite 212
                      Birmingham, Alabama 35205
                            205-326-6101

April 5, 1996

Securities and Exchange Commission
Washington, D.C.  20549

Attention: Branch of Filings and Reports

Gentlemen:

Enclosed is our quarterly Report on Form 10-Q as required by
Section 13 or 15 (d) of the Securities Exchange Act of 1934.

                                    Very truly yours,

                                    /s/ John H. Shannon
                                        John H. Shannon
                                        Vice President/Controller


</LETTER>

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           February 29, 1996

                               OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_______________

Commission file number                              0-4339
                      ---------------------------------------

                    GOLDEN ENTERPRISES, INC.

     (Exact name of registrant as specified in its charter)

              DELAWARE                       63-0250005
- --------------------------------    --------------------------
(State or other jurisdiction of         ( I. R. S. Employer
incorporation or organization)           Identification No.)

Suite 212, 2101 Magnolia Avenue, South
        Birmingham, Alabama                      35205
- ---------------------------------------      ----------------
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
Yes   X     No
   ------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.

                                           Outstanding at
             Class                         March 31, 1996
- ---------------------------------         -----------------
Common Stock, Par Value $0.66 2/3            12,205,950

                     GOLDEN ENTERPRISES, INC.

                            INDEX

Part I.    Financial Information                           Page No.

           Consolidated Condensed Balance Sheets -
           February 29, 1996 and May 31, 1995                  3

           Consolidated Condensed Statements of Income -
           Three Months Ended and Nine Months Ended
           February 29, 1996 and February 28, 1995             4

           Consolidated Condensed Statements of Cash
           Flows - Nine Months Ended
           February 29, 1996 and February 28, 1995             5

           Notes to Consolidated Condensed Financial
           Statements                                          6

           Management's Discussion and Analysis of
           Financial Condition and Results of Operation        7

Part II.   Other Information                                   8

                     PART I. FINANCIAL INFORMATION


                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                               February 29,           May 31,
                                                   1996                1995
                                              -----------          -----------
                                               (Unaudited)           (Audited)
     ASSETS
Cash and cash equivalents                     $   638,665          $   623,592
Investment Securities                           9,083,747           13,828,663
Receivables, net                                9,609,310           10,869,699
Inventories:
   Raw material and supplies                    2,563,078            1,697,629
   Finished goods                               2,380,353            2,857,217
                                              -----------          -----------
                                                4,943,431            4,554,846
                                              -----------          -----------
Current assets:
   Prepaid expenses                             3,307,488            1,968,851
                                              -----------          ------------
Total current assets                           27,582,641           31,845,651
                                              -----------          -----------
Property, plant and equipment, net             21,847,744           18,136,045

Other assets                                    2,029,976            2,030,234
                                              -----------          ------------
                                              $51,460,361          $52,011,930
                                              -----------          -----------
                                              -----------          -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable, principally to banks        $         0          $         0
   Accounts payable & checks outstanding
     in excess of bank balance                  5,672,840            4,324,632
   Accrued and deferred income taxes              439,248              426,463
   Other accrued expenses                       1,270,148            1,307,049
   Current installments of long-term debt               0                    0
                                              -----------          -----------
Total current liabilities                       7,382,236            6,058,144
                                              -----------          -----------
Long-term debt less current maturities            767,151              598,922
                                              -----------          -----------
Deferred income taxes                           1,809,617            1,864,461
                                              -----------          -----------

Stockholder's Equity:
   Common Stock - $.66 - 2/3 par value:
     35,000,000 shares Authorized
     Issued 13,828,793 shares                 $ 9,219,195          $ 9,219,195
   Additional paid-in capital                   6,568,368            6,568,368
   Retained earnings                           35,015,327           36,521,373
                                              -----------          -----------
                                              $50,802,890          $52,308,936

Less: Cost of common shares in treasury
   (1,622,843 shares at February 29,1996
   and 1,566,843 shares at May 31, 1995        (9,301,533)          (8,818,533)
                                              -----------          -----------
Total stockholders' equity                    $41,501,357          $43,490,403
                                              -----------          -----------
Total                                         $51,460,361          $52,011,930
                                              -----------          -----------
                                              -----------          -----------

See Accompanying Notes to Consolidated Condensed Financial Statements



                        GOLDEN ENTERPRISES, INC. & SUBSIDIARIES

                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                       (UNAUDITED)
                                           Three Months Ended              Nine Months Ended
                                      ----------------------------    ----------------------------
                                      February 29,    February 28,    February 29,    February 28,
                                          1996            1995            1996            1995
                                      -----------     ------------    ------------    ------------

REVENUES:
    Net Sales                         $30,975,965     $32,261,892     $93,349,200     $93,667,336
    Other operating revenues               45,789         202,580         321,320         524,573
    Investment income                     156,669         144,387         584,175         425,781
                                      -----------     -----------     -----------     -----------
      Total revenues                   31,178,423      32,608,859      94,254,695      94,617,690
                                      -----------     -----------     ----------      -----------

COSTS AND EXPENSES:
    Cost of sales                      13,948,687      14,020,511      41,599,537      40,559,477
    Selling, general and
       administrative expense          16,406,402      16,606,732      48,310,451      48,087,630
    Interest                                    0               0               0               0
                                      -----------      ----------     -----------     -----------
     Total costs and expenses          30,355,089      30,627,243      89,909,988      88,647,107
                                      -----------     -----------     -----------     -----------
Income from continuing operations
    before income taxes                   823,334       1,981,616       4,344,707       5,970,583
Income taxes                              314,100         750,343       1,559,061       2,244,819
                                      -----------     -----------     -----------     -----------
Income from continuing operations         509,234       1,231,273       2,785,646       3,725,764

Discontinued operations (Note):
   (Loss) income from operations
       of discontinued business,
       net of related income taxes              0         (22,029)              0           2,490
    Gain on disposal of discontinued
       business, net of related
       income taxes of $142                     0             252               0             252
                                      -----------     -----------     -----------     -----------
     Net income                           509,234       1,209,496       2,785,646       3,728,506

Per share of common stock (Note 1):
   Income from continuing operations         0.04            0.10            0.23            0.30
   Income from operations of
       discontinued business                 0.00            0.00            0.00            0.00
   Gain on disposal of
       discontinued business                 0.00            0.00            0.00            0.00
                                      -----------     -----------     -----------     -----------
     Net income                       $      0.04     $      0.10     $      0.23     $      0.30
                                      -----------     -----------     -----------     -----------
                                      -----------     -----------     -----------     -----------

Weighted average number of
    common shares outstanding          12,243,488      12,340,782      12,255,819      12,411,430
                                      -----------     -----------     -----------     -----------
                                      -----------     -----------     -----------     -----------
Cash dividend paid per share
    of common stock                   $     .1175     $     .1150     $     .3500     $     .3425
                                      -----------     -----------     -----------     -----------
                                      -----------     -----------     -----------     -----------

See Accompanying Notes to Consolidated Condensed Financial Statements.



                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                              (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                  ----------------------------
                                                  February 29,    February 28,
                                                      1996            1995
                                                   -----------     -----------
Cash flows from operating activities:
 Net income                                        $ 2,785,646     $ 3,728,506
 Adjustment to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                     1,794,760       2,110,842
   Compensation related to stock plan                        0               0
   Salary Continuation Benefits                        168,229         185,437
   Deferred income taxes                               (54,844)       (124,373)
   Gain on sale of equipment                          (183,537)       (384,362)
   Income from operations of discontinued business           0               0
   Dividends received from discontinued business             0               0
 Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable        1,260,389         286,823
   Decrease (increase) in inventories                 (388,585)     (1,145,163)
   Decrease (increase) in prepaid expenses          (1,338,637)       (746,846)
   Decrease (increase) in other assets-long term           258              54
   Increase (decrease) in accounts payable and
     checks outstanding in excess of excess of
     bank balances                                   1,348,208       3,364,551
   Increase (decrease) in accrued income taxes          12,785        (118,636)
   Increase (decrease) in accrued expenses             (36,901)       (117,776)
                                                   -----------     -----------
                                                     5,367,771       7,039,057
                                                   -----------     -----------
Cash flows from investing activities:
  Purchase of property, plant and equipment         (5,540,350)     (1,163,615)
  Proceeds from sale of equipment                      217,428         482,319
  Proceeds from sale of discontinued
    operations                                               0       2,100,000
  Net decrease (increase) in investment
    securities                                       4,744,916         784,691
                                                   -----------     -----------
     Net cash provided by (used in)
      investing activities                            (578,006)      2,203,395
                                                   -----------     -----------

Cash flows from financing activities:
  Payments of current installments
    of long-term debt                                        0               0
  Purchase of treasury stock                          (483,000)     (1,468,387)
  Proceeds from sale of treasury stock                       0         182,500
  Cash dividend paid                                (4,291,692)     (4,253,869)
                                                   -----------     -----------
     Net cash used in financing activities          (4,774,692)     (5,539,756)
                                                   -----------     -----------
Net (decrease) increase in cash and
  cash equivalents                                      15,073       3,702,696
Cash and cash equivalents at beginning of year         623,592         642,064
                                                   -----------     -----------
Cash and cash equivalents at end of quarter        $   638,665     $ 4,344,760
                                                   -----------     -----------
                                                   -----------     -----------

Supplemental information:
  Cash paid during the year for:
     Income taxes                                  $ 2,156,521     $ 2,487,970
     Interest                                                0               0

See Accompanying Notes to Consolidated Condensed Financial Statements.


                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of February 29, 1996 and February 28, 1995, and its results of operations for the three and nine months ended February 29, 1996 and February 28, 1995 and its cash flow for the nine months ended February 29, 1996 and February 28, 1995.

     The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 1995 which is incorporated by reference in Form 10-K.

2. The results of operations for the three and nine months ended February 29, 1996 and February 28, 1995 are not necessarily indicative of the results to be expected for the full year.

3. The Company, as of the close of business January 31, 1995 sold its subsidiaries, Steel City Bolt & Screw, Inc. and Nall & Associates, Inc. The sale of these subsidiaries did not have significant effect on the financial position or results of operations (revenues, net income or earnings per share) of the Company for fiscal year 1995.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Working Capital was $25.8 million at June 1, 1995 and $20.2 million at the end of the third quarter. Net cash provided by operating activities amounted to $5.4 million for the nine months this year compared to $7.0 million for last year's first nine months.

Additions to property, plant and equipment, net of disposals, were $5.5 million this year and $1.1 million last year. Cash dividends of $4.29 million were paid during the first nine months of this year compared to $4.25 million last year. $0.48 million cash was used to purchase treasury stock this year while $1.47 million was used last year, and $4.74 million of cash was provided by a net decrease in investment securities this year compared to $0.78 million last year.
The Company's current ratio was a 3.74 to 1.00 at February 29, 1996 compared to 3.93 to 1.00 at February 28, 1995.

Management is not aware of any trends or events that will cause a material change in the Company's liquidity. The increase in capital expenditures this year was for the development of new fat-free and low-fat snack food products, and all of these new products will be in distribution during the fourth quarter.

Operating Results

For the three months ended February 29, 1996, total revenues were down 4.4% from the comparable period in fiscal 1995. Cost of sales was 45.0% of net sales compared to 43.5% last year. Selling, general and administrative expenses were 53.0% of net sales this year and 51.5% last year.

For the year-to-date, total revenues decreased 0.4% from the comparable period in fiscal 1995. Cost of sales was 44.6% of net sales compared to 43.3% last year. Selling, general and administrative expenses were 51.8% of net sales this year and 51.3% last year.

The Company's third quarter investment income as a percentage of pre-tax income was 19.0% this year compared to 7.3% last year. The increase was due to the decrease in operating income, and the fact that investment income dollars increased 8.5%.

For the nine months, investment income was 13.4% of pre-tax income this year and 7.1% last year. For the nine months, investment income dollars increased 34.9%.

The Company's effective tax rate for the third quarter was 38.1% compared to 37.9% for last year's third quarter and 35.9% versus 37.6% for the nine months.


                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K - There were no reports on form 8-K filed for the three months ended
                February 29, 1996.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GOLDEN ENTERPRISES, INC.
                                              (Registrant)



Dated:  April 5, 1996                       /s/   Sloan Y. Bashinsky, Sr.
                                            _____________________________
                                             Sloan Y. Bashinsky, Sr.
                                             Chairman of the Board


Dated:  April 5, 1996                       /s/  John H. Shannon
                                            _________________________
                                             John H. Shannon
                                             Vice President/Controller
                                             (Principal Accounting
                                             Officer)