Form 10-K
period 1996-05-31
GOLDEN ENTERPRISES INC
filed 1996-08-26
CIK 42228

FORM 10-K
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended May 31, 1996

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 0-4339

                    GOLDEN ENTERPRISES, INC.
     (Exact name of registrant as specified in its charter)

                Delaware                       63-0250005
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)       Identification No.)

   Suite 212, 2101 Magnolia Avenue, South
           Birmingham, Alabama                       35205
  (Address of Principal Executive Offices)         (Zip Code)

Registrant's Telephone Number including area code (205) 326-6101

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                              None

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

            Common Capital Stock, Par Value $0.66 2/3
                        (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.      Yes [X].      No   .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [  ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 2, 1996.

        Common Stock, Par Value $0.66 2/3 -- $35,756,051

    Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of August 2, 1996.

             Class                    Outstanding at August 2, 1996
  Common Stock, Par Value $0.66 2/3      12,205,950 shares

               DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Proxy Statement for the year ended May
31, 1996 are incorporated by reference into Part III.

                        TABLE OF CONTENTS

                 FORM 10-K ANNUAL REPORT -- 1996
                    GOLDEN ENTERPRISES, INC.

                                                            Page
PART I

  Item  1.  Business                                          3
  Item  2.  Properties                                        5
  Item  3.  Legal Proceedings                                 6
  Item  4.  Submission of Matters to a Vote of
            Security Holders                                  6

PART II

  Item  5.  Market for Registrant's Common Equity
            and Related Stockholder Matters                   7
  Item  6.  Selected Financial Data                           8
  Item  7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operation      9
  Item  8.  Financial Statements and Supplementary Data      11
  Item  9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure           27

PART III

  Item 10.  Directors and Executive Officers of the
            Registrant                                       27
  Item 11.  Executive Compensation                           27
  Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                            27
  Item 13.  Certain Relationships and Related Transactions   27

PART IV

  Item 14.  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                          28

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

                 Golden Flake Snack Foods, Inc.

General

     Golden Flake Snack Foods, Inc. ("Golden Flake") is a Delaware corporation with its principal place of business and home office located at One Golden Flake Drive, Birmingham, Alabama. Golden Flake manufactures and distributes a full line of salted snack items, such as potato chips, tortilla chips, corn chips, pretzels, fried pork skins, baked and fried cheese curls, peanut butter crackers, cheese crackers, onion rings and buttered and cheese popcorn. These products are all packaged in cellophane bags or other suitable wrapping material. Golden Flake also sells a line of cakes and cookie items, canned dips, dried meat products, and nuts packaged by other manufacturers using the Golden Flake label. No single product or product line accounts for more than 50% of Golden Flake's sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials.

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

Distribution

     Golden Flake sells its products through its own sales organization to commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky, Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina, Arkansas, Missouri and Indiana. The products are distributed by approximately 572 route salesmen who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama, Nashville, Tennessee, and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct store door delivery method. Golden Flake is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No single customer accounts for more than 10% of its total sales. Golden Flake has a fleet of 918 company owned vehicles to support the route sales system, including 43 tractors and 32 trailers for long haul delivery to the various company warehouses located throughout its distribution areas, 764 store delivery vehicles and 79 cars and miscellaneous vehicles. Golden Flake also leases 30 trailers.

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

Employees

     Golden Flake employs approximately 1,330 employees.
Approximately 760 employees are involved in route sales and sales supervision, approximately 460 are in production and production supervision, and approximately 110 are management and administrative personnel.

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

                Executive Officers Of Registrant
                       And Its Subsidiary

  Name and Age           Position and Offices with Management

John S. Stein, 59        Mr. Stein is Chairman of the Board,
                         President and Chief Executive Officer of the Company. He was elected Chairman on June 1, 1996 and has served as Chief
                         Executive Officer since June 1, 1991 and as President of the Company since 1985.
                         Mr. Stein served as President of Golden
                         Flake Snack Foods, Inc. from 1976 to
                         September 20, 1991. Mr. Stein has been
                         employed with the Company and its
                         subsidiaries since 1961. Mr. Stein is
                         elected Chairman, President and Chief
                         Executive Officer annually, and his
                         present term will expire on May 31, 1997.

F. Wayne Pate, 61        Mr. Pate is President of Golden Flake
                         Snack Foods, Inc., a wholly-owned
                         subsidiary of the Company. He was elected
                         President on September 20, 1991, and has been employed by Golden Flake since 1968.
                         During his employment, he has served as
                         Vice President of Research and
                         Development, Vice President of
                         Manufacturing and Executive Vice
                         President of Manufacturing and Sales. Mr.
                         Pate is elected President annually, and
                         his present term will expire on May 31,
                         1997.

John H. Shannon, 59      Mr. Shannon has been employed with the
                         Company since 1962. He was elected
                         Controller in 1976, Secretary in 1978 and
                         Vice-President in 1979, and has served in these capacities since then. Mr. Shannon is elected to his positions on an annual basis, and his present term of office will expire on May 31, 1997.


                      ITEM 2. -- PROPERTIES

     The office headquarters of the Company are located at Suite 212, 2101 Magnolia Avenue South, Birmingham, Alabama 35205. The Company occupies approximately 1300 square feet of office space under lease. The properties of the subsidiary are described below.


                          Golden Flake

Manufacturing Plants and Office Headquarters

     The main plant and office headquarters of Golden Flake are located at One Golden Flake Drive, Birmingham, Alabama, and are situated on approximately 23 acres of land which is serviced by a railroad spur track. This facility consists of 6 buildings which have a total of approximately 300,000 square feet of floor area. The plant manufactures a full line of Golden Flake products. Golden Flake maintains a garage and vehicle maintenance service center from which it services, maintains, repairs and rebuilds its fleet and delivery trucks. Golden Flake has adequate employee and fleet parking.

     Golden Flake owns approximately 17 acres of undeveloped real estate which is adjacent to its main plant and office headquarters in Birmingham. This property is zoned for industrial use and is readily available for future use. Plans for the utilization of this property have not been finalized.

     Golden Flake has a manufacturing plant in Nashville, Tennessee, which is located at 2930 Kraft Drive. The building is of masonry construction and has approximately 70,000 square feet of floor space. This facility is serviced by a railroad spur track. Golden Flake manufactures potato chips, baked tortilla chips and pretzels at this plant. The Company also owns 2 acres of land across the street from its Nashville plant which is presently used for parking. This property is zoned for industrial use and is readily available for future use. Plans for the utilization of this property have not been finalized.

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

Vehicles

     Golden Flake owns a fleet of 918 vehicles which includes 764 route trucks, 43 tractors, 32 trailers and 79 cars and miscellaneous vehicles. There are no liens or encumbrances on Golden Flake's vehicle fleet. Golden Flake also leases 30 trailers and owns a 1987 Cessna Citation II aircraft.

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

     Not Applicable.

                             PART II

        ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY
                   AND RELATED STOCKHOLDER MATTERS



GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

MARKET AND DIVIDEND INFORMATION

     The Company's common stock is traded in the over-the-counter market under the "NASDAQ" symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following tabulation sets forth the high and low sales prices for the common stock during each quarter of the fiscal years ended May 31, 1996 and 1995 and the amount of dividends paid per share in each quarter. The Company currently expects that comparable regular cash dividends will be paid in the future.

                         Market Price
                                                  Dividends Paid
   Quarter            High           Low             Per share

Fiscal 1996

  First              $7 1/2         $6 3/4           $.11 1/2
  Second              9 3/4          7                .11 3/4
  Third               9 1/8          7 3/4            .11 3/4
  Fourth              9 3/4          7 1/2            .11 3/4

Fiscal 1995

  First              $8             $6 3/4           $.11 1/4
  Second              7 1/4          6 3/4            .11 1/2
  Third               7 1/4          6 3/4            .11 1/2
  Fourth              7 1/4          6 3/4            .11 1/2


     As of August 2, 1996, there were approximately 1,800 record holders of common stock.


                ITEM 6. -- SELECTED FINANCIAL DATA

GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES


FINANCIAL REVIEW (Dollar amounts in thousands, except per share data)

                                                    Year Ended May 31,

                                1996         1995          1994          1993         1992

Operations
Net sales and other
  operating income            $127,150     $128,771      $126,462      $130,070     $127,178
Investment income                  675          674           438           459          664

        Total revenues         127,825      129,445       126,900       130,529      127,842

Cost of sales                   57,331       56,285        55,114        55,110       54,982
Selling, general and
  administrative
  expenses                      65,419       64,863        67,143        67,521       65,392
Interest                             0            0             0             3            7
Income before income taxes       5,075        8,297         4,643         7,895        7,461
Federal and state income taxes   1,700        3,146         1,662         2,943        2,731
Income from continuing
  operations                     3,375        5,151         2,981         4,952        4,730

Discontinued operations:
  Income from operations of
    discontinued business net
    of related income taxes          0            3            92            29           45

Net income                       3,375        5,154         3,073         4,981        4,775

Financial data
Depreciation and
  amortization                $  2,486     $  2,856      $  3,377      $  3,893     $  4,227
Capital expenditures,
  net of disposals               6,216        1,366           741         1,840        2,380
Working capital                 19,053       25,788        26,212        27,402       26,730
Long-term debt                     823          599           479           287          150
Stockholders' equity            40,582       43,490        45,628        49,084       50,103
Total assets                    48,846       52,012        54,347        57,771       58,902

Common stock data
Income from continuing
  operations                  $    .28     $    .42      $    .24      $    .40      $    .38
Net income                         .28          .42           .25           .40          .38
Dividends                          .47          .46           .45           .44          .42
Book value                        3.32         3.55          3.65          3.90         3.96
Price range                9 3/4-6 3/4      8-6 3/4   8 3/4-7 1/8  10 1/4-7 1/2     11-6 3/4

Financial statistics
Current ratio                     4.37         5.26          5.25          5.48         5.52
Net income as percent of total
  revenues from continuing
  operations                      2.6%         4.0%          2.4%          3.8%         3.8%
Net income as percent of
  stockholders' equity (a)        8.0%        11.6%          6.5%         10.0%         9.5%

Other data
Weighted average common
  shares outstanding        12,243,283   12,376,769    12,540,809    12,595,896   12,636,723
Common shares outstanding
  at year-end               12,205,950   12,261,950    12,496,446    12,600,403   12,639,400
Approximate number of
  stockholders                   1,800        1,800         1,900         2,000        2,000


(a) Average amounts at beginning and end of fiscal year.


  ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION

GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Working capital was $19.1 million at May 31, 1996 compared to $25.8 million at May 31, 1995. Net cash provided by operations amounted to $5.2 million in fiscal year 1996, $6.6 million in 1995, and $5.0 million in 1994. An additional $6.5 million in cash was provided this year by a net decrease in investment securities compared to a usage of $0.3 million in 1995 to increase investment securities, and in 1994 an additional $2.0 million in cash was provided by a net decrease in investment securities. In fiscal year 1995, $2.1 million in cash was received from the sale of the Company's fastener division.

     Additions to property, plant and equipment, net of disposals, were $6.2 million, $1.4 million, and $0.7 million in fiscal years
1996, 1995, and 1994, respectively, and are expected to be about
$2.0 million in 1997.

     Cash dividends of $5.7 million were paid during fiscal years
1996 and 1995, and $5.6 million in 1994.

     Cash in the amount of $0.5 million was used to purchase treasury shares during fiscal 1996 while $1.9 million and $1.2 million was used for this purpose in 1995 and 1994, respectively.

     Long-term liabilities as a percentage of total capitalization was 1.9% at May 31, 1996. The Company's current ratio at the year end was 4.37 to 1.00.

     The increase in capital expenditures this year was for the development of new Low Fat and No Fat snack food products, enabling the Company to take advantage of the opportunities in this growing category. All of these new products were in distribution by the end of the fiscal year. Capital expenditures will return to a lower, more normal level in fiscal year 1997.

Operating Results

     Net sales and other operating income decreased by 1.3% in fiscal year 1996, increased by 1.8% in fiscal year 1995, and decreased by 2.8% in 1994. Sales have been essentially flat for the past three years in an extremely competitive environment. The fact that two large competitors recently left the snack food market has given the Company opportunities in a number of its markets, but competition remains very intense.

     The Company's investment income as a percentage of income before taxes was 13.3% in 1996, 8.1% in 1995, and 9.4% in 1994. The increase in this percentage in 1996 compared to 1995 was due to the decrease in the Company's operating income, and the decrease in 1995 compared to 1994 was due to the increase in operating income.

     Cost of sales was 45.3% of net sales in 1996, 43.9% in 1995, and 43.8% in 1994. After stabilizing for two years, this percentage increased due to higher prices of packaging materials, cardboard, most raw materials and utilities. Also costs associated with the development of new Low Fat and No Fat snack food products contributed to the increased costs.

     Selling, general and administrative expenses were 51.7% of sales in 1996, 50.6% in 1995, and 53.4% in 1994. The increase in this percentage for 1996 was primarily due to increased advertising expense and the drop in sales. For 1995 the improvement in the percentage was due to less advertising expense combined with an increase in sales.

Inflation

     Certain costs and expenses of the Company are affected adversely by inflation, and the Company's prices for its products over the last six years have remained relatively flat. The Company will contend with the effect of further inflation through efficient purchasing, improved manufacturing methods, pricing, and by monitoring and controlling expenses.

Environmental Matters

     There have been no material effects of compliance with governmental provisions regulating discharge of materials into the environment.

     ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the registrant and its subsidiaries for the year ended May 31, 1996, consisting of the following, are contained herein:

Consolidated Balance Sheets         -- May 31, 1996 and 1995

Consolidated Statements of Income   -- Years ended May 31, 1996, 1995 and 1994

Consolidated Statements of          -- Years ended May 31, 1996, 1995 and 1994
  Cash Flows

Consolidated Statements of          -- Years ended May 31, 1996, 1995 and 1994
  Changes in Stockholders' Equity

Notes to Consolidated Financial     -- Years ended May 31, 1996, 1995 and 1994
  Statements

Quarterly Results of Operations     -- Years ended May 31, 1996 and 1995

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended May 31, 1996. These consolidated financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiaries as of May 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in item 14(a)(2) are presented for purposes of complying with the Securities Exchange Commission's rules and are not part of the basic financial statements. These schedules for the years ended May 31, 1996, 1995, and 1994, have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Birmingham, Alabama
July 8, 1996              DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP


GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


May 31, 1996 and 1995

ASSETS

                                                    1996              1995
Current Assets:
  Cash and cash equivalents                     $   227,173       $   623,592
  Investment securities available-for-sale        7,260,285        13,828,663

Receivables:
  Trade accounts                                  9,839,209        10,234,990
  Other                                             305,394           644,709

                                                 10,144,603        10,879,699
  Less: Allowance for doubtful accounts              10,000            10,000

                                                 10,134,603        10,869,699

Inventories:
  Raw materials                                   2,191,788         1,697,629
  Finished goods                                  2,580,584
  2,857,217
                                                  4,772,372         4,554,846

Prepaid expenses                                  2,305,346         1,968,851

        Total current assets                     24,699,779        31,845,651

Property, plant and equipment:
  Land                                            3,840,429         3,974,429
  Buildings                                      18,989,934        18,987,134
  Machinery and equipment                        36,939,067        31,745,856
  Transportation equipment                       16,697,460        16,271,171

                                                 76,466,890        70,978,590
  Less: Accumulated depreciation                 54,734,381        52,842,545

                                                 21,732,509        18,136,045

Other Assets                                      2,413,938         2,030,234

        Total                                   $48,846,226       $52,011,930



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    1996              1995
Current Liabilities:
  Accounts payable                              $ 4,038,743       $ 4,324,632
  Accrued income taxes                               --               135,217
  Other accrued expenses                          1,318,263         1,307,049
  Deferred income taxes                             289,973           291,246

        Total current liabilities                 5,646,979         6,058,144

Long-term liabilities                               823,227           598,922

Deferred income taxes                             1,794,093         1,864,461

Commitments and Contingencies                        --                --

Stockholders' Equity:
  Common stock -- $.66 2/3 par value:
    Authorized 35,000,000 shares;
    issued 13,828,793 shares                      9,219,195         9,219,195
  Additional paid-in capital                      6,499,554         6,499,554
  Retained earnings                              34,170,713        36,521,373
  Treasury shares -- at cost (1,622,843
    shares in 1996 and 1,566,843
    shares in 1995)                              (9,301,533)       (8,818,533)
  Unrealized (losses) gains on
    securities available-for-sale,
    net of deferred income taxes                     (6,002)           68,814

        Total stockholders' equity               40,581,927        43,490,403

        Total                                   $48,846,226       $52,011,930


See Accompanying Notes to Consolidated Financial Statements.



GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


Years ended May 31, 1996, 1995 and 1994

                                    1996             1995            1994
Revenues:
  Net sales                     $126,557,610     $128,144,977    $125,840,804
  Other income, including gain
    on sale of property and
    equipment of $326,797 in
    1996, $457,385 in 1995,
    and $465,743 in 1994             592,134          626,202         620,845
  Net investment income              675,091          674,227         438,463

        Total revenues           127,824,835      129,445,406     126,900,112

Costs and expenses:
  Cost of sales                   57,330,989       56,285,331      55,113,907
  Selling, general and
     administrative
     expenses                     64,846,206       64,240,117      66,515,778
  Contributions to employee
     profit-sharing and
     employee stock ownership
     plans                           572,406          622,486         627,474
  Interest                            --               --                 101

        Total costs and
            expenses             122,749,601      121,147,934     122,257,260

        Income from continuing
            operations
            before income taxes    5,075,234        8,297,472       4,642,852

Provision for income taxes:
  Currently payable:
    Federal                        1,475,000        2,856,000       1,654,000
    State                            255,000          440,000         254,000
  Deferred taxes                     (30,000)        (150,000)       (246,000)

        Total provision for
            income taxes           1,700,000        3,146,000       1,662,000

  Income from continuing
    operations                     3,375,234        5,151,472       2,980,852

Discontinued Operations:
  Income from operations of
    discontinued business,
    net of related income taxes       --                2,490          92,563
  Gain on disposal of
    discontinued business             --                  252          --


        Net income              $  3,375,234     $  5,154,214    $  3,073,415

Per share of common stock:
  Income from continuing
    operations                      $.28             $.42            $.24
  Income from operations of
    discontinued business             --               --             .01

        Net income                  $.28             $.42            $.25


See Accompanying Notes to Consolidated Financial Statements.




GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended May 31, 1996, 1995 and 1994

                                                1996             1995              1994
Cash flows from operating activities:
  Net income                              $   3,375,234     $  5,154,214     $   3,073,415
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization           2,485,533        2,856,445         3,377,278
      Compensation related to stock plan         --                3,509            53,574
      Salary continuation benefits              224,305          120,396           257,726
      Deferred income taxes                (     30,000)     (   150,000)     (    246,000)
      Gain on sale of property and
        equipment                          (    326,797)     (   457,385)     (    465,743)
      Donation of property                      134,000           --                --
      Gain on disposal of discontinued
        business                                 --          (       252)           --
      Income from operations of
        discontinued business                    --          (     2,490)     (     92,563)
      Dividends received from
        discontinued business                    --               53,375           165,500
  Changes in operating assets and
    liabilities:
      Decrease (increase) in accounts
        receivable                              735,096      (   756,811)     (  1,120,776)
      (Increase) decrease in inventories   (    217,526)     (   303,593)          238,618
      (Increase) decrease in prepaid
         expenses                          (    336,495)     (     1,291)          126,019
      (Increase) in other assets --
         long-term                         (    383,704)     (   276,622)     (    385,607)
      (Decrease) increase in accounts
         payable                           (    285,889)         279,375            89,697
      (Decrease) increase in accrued
         income taxes                      (    135,217)         135,217      (     22,303)
      Increase (decrease) in accrued
         expenses                                11,214      (    73,075)     (     67,582)

        Net cash provided by operating
          activities                          5,249,754        6,581,012         4,981,253

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                              (  6,293,499)     ( 1,477,321)     (    851,572)
  Proceeds from sale of property,
    plant and equipment                         404,742          568,727           576,132
  Net proceeds from disposal of
    discontinued business                        --            2,050,252            --
  Investment securities available-for-sale:
    Purchases                              ( 12,625,052)     (85,802,956)           --
    Proceeds from disposals                  19,076,530       85,497,783            --
  Marketable securities:
    Purchases                                    --               --          ( 52,614,763)
    Proceeds from disposals                      --               --            54,607,629

        Net cash provided by
          investing activities                  562,721          836,485         1,717,426

Cash flows from financing activities:
  Payments of current installment of
    long-term debt                               --          (    71,366)     (    107,723)
  Purchase of treasury shares              (    483,000)     ( 1,883,106)     (  1,172,309)
  Proceeds from sale of treasury stock           --              182,500           205,000
  Cash dividends paid                      (  5,725,894)     ( 5,663,997)     (  5,610,058)

        Net cash (used in) financing
          activities                       (  6,208,894)     ( 7,435,969)     (  6,685,090)

Net (decrease) increase in cash and
   cash equivalents                        (    396,419)     (    18,472)           13,589
Cash and cash equivalents at
   beginning of year                            623,592          642,064           628,475

Cash and cash equivalents
   at end of year                         $     227,173     $    623,592     $     642,064

Supplemental information:
  Cash paid during the year for:
    Income taxes                          $   2,299,579     $  3,101,623     $   1,879,447
    Interest                              $      --         $     --         $         101


See Accompanying Notes to Consolidated Financial Statements.



GOLDEN ENTERPRISES,INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


Years ended May 31, 1996, 1995 and 1994

                                             Additional                                                   Unrealized
                                 Common       Paid-in       Retained      Treasury         Deferred     Gains (Losses)
                                  Stock       Capital       Earnings       Shares        Compensation   on Securities
Balance, May 31, 1993          $9,219,195    $6,552,654   $39,567,799    $(6,178,468)    $(  76,872)       $   --
  Net income                       --            --         3,073,415         --             --                --
  Cash dividends declared --
    $.45 per share                 --            --        (5,610,058)        --             --                --
  Purchase of shares
    for Treasury                   --            --             --        (1,172,309)        --                --
  Stock options exercised          --            19,055         --           213,320      (  27,375)           --
  Awards under stock option
    plan                           --         (  43,562)        --            --             43,562            --
  Amortization of deferred
    compensation                   --            --             --            --             48,113            --

Balance, May 31, 1994           9,219,195     6,528,147    37,031,156     (7,137,457)     (  12,572)           --
  Net income                       --            --         5,154,214         --             --                --
  Cash dividends declared --
    $.46 per share                 --            --        (5,663,997)        --             --                --
  Purchase of shares
    for Treasury                   --            --             --        (1,883,106)        --                --
  Stock options exercised          --         (  28,593)        --           202,030          9,063            --
  Amortization of deferred
    compensation                   --            --             --            --              3,509            --
  Unrealized gains on securities
    available-for-sale             --            --             --            --             --                68,814

Balance, May 31, 1995           9,219,195     6,499,554    36,521,373     (8,818,533)        --                68,814
  Net income                       --            --         3,375,234         --             --                --
  Cash dividends declared --
    $.47 per share                 --            --        (5,725,894)        --             --                --
  Purchase of shares
     for Treasury                  --            --             --        (  483,000)        --                --
  Unrealized (losses) on
     securities
     available-for-sale            --            --             --            --             --               (74,816)

Balance, May 31, 1996          $9,219,195    $6,499,554   $34,170,713    $(9,301,533)    $   --          $   ( 6,002)


See Accompanying Notes to Consolidated Financial Statements.



GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 1996, 1995 and 1994

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Golden Enterprises, Inc. and its wholly-owned subsidiaries: Golden Flake Snack Foods, Inc., Steel City Bolt & Screw, Inc. and Nall & Associates, Inc. (the "Company"). All significant intercompany transactions and balances have been eliminated.

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

Investment Securities

     Investment securities at May 31, 1996 are principally instruments of the U.S. Government and its agencies, of municipalities and of short-term mutual municipal and corporate bond funds. Effective June 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement, among other things, requires investment securities (bonds, notes, common stock and preferred stocks) to be divided into one of three categories: held-to-maturity, available-for-sale, and trading. The Company currently classifies all investment securities as available-for-sale. Under SFAS 115 securities accounted for as available-for-sale includes bonds, notes, common stock and non-redeemable preferred stock not classified as either held-to-maturity or trading. Securities available-for-sale are reported at fair value, adjusted for other-than-temporary declines in value. Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of stockholders' equity until realized. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

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

Inventories

     Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method. The opening and closing inventories used in computing cost of sales are as follows:

                 Date                   Amount

             May 31, 1994             $4,251,253
             May 31, 1995              4,554,846
             May 31, 1996              4,772,372

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

Employee Benefit and Stock Options Plans

     The Company has trusteed "Qualified Profit-Sharing Plans." The plans are "Non-Formula" plans and the annual contributions to the plans are determined by the applicable Board of Directors. The profit-sharing expenses for the years ended May 31, 1996, 1995 and 1994 were $518,597, $518,663 and $522,803, respectively.

     The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual contributions to the plan are amounts determined by the Boards of Directors of the Company. Annual contributions are made in cash or common stock of the Company. The Employee Stock Ownership Plan expenses for the years ended May 31, 1996, 1995 and 1994 were $53,809, $103,823 and
$104,671, respectively. Each participant's account is credited with an allocation of shares acquired with the Company's annual contributions, dividends receivedon ESOP shares and forfeitures of terminated participant's nonvested accounts.

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

     In 1988, the Company's shareholders approved the "1988 Stock Option and Stock Appreciation Rights Plan" for certain employees of the Company. The plan provides that non-qualified stock options and stock appreciation rights may be granted to key employees for up to 400,000 shares of the Company's common stock. The options and stock appreciation rights are exercisable three years after date of grant. The option price may be less than, equal to or greater than the fair market value of the stock on the date of grant. Each stock appreciation right entitles the option holder, upon exercise of the related stock option, to receive from the Company the amount of the appreciation in the underlying common stock as determined by the excess of the fair market value of a share of common stock on the exercise date of the related stock option over the option price. The options and stock appreciation rights granted, if not exercised, will expire three months from the date they are exercisable. As of May 31, 1996, options and stock appreciation rights had been granted for 145,000 shares (net of 13,000 shares forfeited) at an option price of $6 per share and for 79,500 shares (net of 6,000 shares forfeited) at an option price of $5 per share. 36,500 shares were exercised at $5 per share during the fiscal years ended May 31, 1995. There were no stock options and stock appreciation rights outstanding at May 31, 1996 and 1995. The plan expires July 6, 2002, except as to options and stock appreciation rights outstanding on that date; however, the rights to amend, suspend or terminate the plan have been reserved.

Income Taxes

     Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements.
Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Net Income Per Share

     Net income per share computations are based on the weighted average number of shares outstanding of 12,243,283 in 1996; 12,376,769 in 1995 and 12,540,809 in 1994. Stock options were not included in these computations as their effect was not material.

Postretirement Benefits Other than Pensions

     In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard requires employers to account for retiree benefit obligations (principally for health care) on an accrual basis (rather than on a "pay-as-you-go" basis) for fiscal years beginning after December 15, 1992, although recognition in an earlier year was permitted. The Company adopted the standard on June 1, 1993; however, the implementation of the standard did not have a material impact on the financial statements of the Company.

Disclosures About Fair Value of Financial Instruments

     In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), which requires companies to disclose fair value information about certain financial instruments. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

     The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity, generally less than three months, of these instruments.

     The fair values of investment securities have been determined using values supplied by independent pricing services and are disclosed together with carrying amounts in Note 2.

     The carrying value of the Company's long-term liabilities approximates fair value because present value is used in accruing this liability.

     The Company does not hold or issue financial instruments for trading purposes and has no involvement with forward currency exchange contracts.

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -- INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains and losses and fair value of the investment securities available-for-sale are as follows:

                                                      May 31, 1996

                                                     Gross       Gross
                                    Amortized     Unrealized   Unrealized
                                       Cost          Gains       Losses      Fair Value

  U.S. Government (See Note 5)     $ 2,296,250     $  4,687     $ --        $ 2,300,937
  Municipal obligations              2,549,406        --         14,065       2,535,341
  Mutual funds                       2,424,007        --          --          2,424,007
    Total                          $ 7,269,663     $  4,687     $14,065     $ 7,260,285




                                                      May 31, 1995

                                                     Gross      Gross
                                    Amortized     Unrealized  Unrealized
                                       Cost          Gains      Losses       Fair Value

  U.S. Government and its agencies
     (See Note 5)                  $ 8,098,280     $ 90,321     $ --        $ 8,188,601
  Municipal obligations              3,549,406       17,201       --          3,566,607
  Mutual funds                       2,073,455        --          --          2,073,455

    Total                          $13,721,141     $107,522     $ --        $13,828,663


     Maturities of investment securities classified as available-for-sale at May 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

                                                     Amortized
                                                       Cost        Fair Value

     Investment securities available-for-sale:
       Due within one year                         $ 5,818,885    $ 5,836,698
       Due after one year through three years        1,450,778      1,423,587

          Total                                    $ 7,269,663    $ 7,260,285



     Proceeds from sales of investment securities available-for-sale during fiscal 1996 and 1995 were $19,076,530 and $85,497,783, respectively. Gross gains of $31,193 and gross losses of $44,399 for fiscal 1996 and 1995, respectively, were realized on those sales.

NOTE 3 -- LONG-TERM LIABILITIES

     Long-term liabilities consisted of salary continuation benefits accrued under the Company's salary continuation plan in the amounts of $823,227 and $598,922 at May 31, 1996 and 1995, respectively.

     Aggregate annual maturities of long-term liabilities within each of the next five fiscal years following May 31, 1996 are as follows: 1997 through 2001, $-0-.

NOTE 4 -- INCOME TAXES

     The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and the actual income tax expense follows:


                                                    1996          1995           1994

     Tax on income at statutory rates            $1,726,000    $2,821,000     $1,579,000
     Increases (decreases) resulting from:
       State income taxes, less Federal income
         tax benefit                                168,000       290,000        168,000
       Tax exempt interest                          (72,000)      (57,000)      (107,000)
       Tax benefit of donated property             (134,000)        --             --
       Other -- net                                  12,000        92,000         22,000

         Total                                   $1,700,000    $3,146,000     $1,662,000


     The tax effects of temporary differences that result in deferred tax liabilities are as follows:


                                                        1996          1995

     Property and equipment                          $2,092,969    $2,041,253
     Accrued expenses                                    (5,527)       75,746
     Net unrealized (losses) gains on investment
       securities available-for-sale                     (3,376)       38,708

          Total                                      $2,084,066    $2,155,707


     The income tax effects of changes in temporary differences are as follows:


                                        1996            1995           1994

     Property and equipment          $  51,000      $ (146,000)    $ (166,000)
     Accrued expenses                  (81,000)       (  4,000)      ( 80,000)

        Total                        $ (30,000)     $ (150,000)    $ (246,000)


NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     Rental expenses were $541,744 in 1996, $540,284 in 1995 and $515,256 in 1994. At May 31, 1996, the Company was obligated under certain leases (which have not been capitalized) for buildings, office space and equipment. The following amounts represent future payment commitments under these leases:

    Years Ending     Buildings and
      May 31,        Office Space      Equipment      Total

        1997            $14,000         $223,000     $237,000
        1998              --             136,000      136,000
        1999              --              41,000       41,000

     One of the subsidiaries leases equipment from a company which is principally owned by a major shareholder of Golden Enterprises, Inc. The terms of these leases are equal to or better than those available from unaffiliated third parties.

     The Company had investment securities with a fair value of $2,300,937 and $2,105,901 pledged to its insurance carrier to support the Company's commercial self-insurance program at May 31, 1996 and 1995, respectively.


NOTE 6 -- CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

     The Company maintains its cash accounts primarily with banks located in Alabama. The total cash balances are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with two Alabama banks at May 31, 1996 that exceeded the balance insured by the F.D.I.C. in the amount of $1,174,911.

     The Company's trade receivables result primarily from its snack food operations and reflect a broad customer base, primarily large grocery chains located in the southeastern United States. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited.

NOTE 7 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations of the years ended May 31, 1996, 1995 and 1994:

                                                                       Per Share

                    Total Revenues    Income from                 Income from
     Quarter        from Continuing    Continuing                  Continuing     Net
                       Operations      Operations     Net Income   Operations   Income

     1996

     First            $ 33,247,256     $1,440,823     $1,440,823      $.12       $.12
     Second             29,829,016        835,589        835,589       .07        .07
     Third              31,178,423        509,234        509,234       .04        .04
     Fourth             33,570,140        589,588        589,588       .05        .05

       For the year   $127,824,835     $3,375,234     $3,375,234      $.28       $.28

    1995

     First            $ 31,814,543     $1,317,709     $1,341,057      $.11       $.11
     Second             30,194,288      1,176,782      1,177,953       .09        .09
     Third              32,608,859      1,231,273      1,209,496       .10        .10
     Fourth             34,827,716      1,425,708      1,425,708       .12        .12

       For the year   $129,445,406     $5,151,472     $5,154,214      $.42       $.42

     1994

     First            $ 30,289,504     $1,055,339     $1,096,509      $.08       $.09
     Second             30,528,126        429,054        475,390       .04        .04
     Third              31,922,292        118,899        116,609       .01        .01
     Fourth             34,160,190      1,377,560      1,384,907       .11        .11

       For the year   $126,900,112     $2,980,852     $3,073,415      $.24       $.25



NOTE 8 -- SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

     The following tabulation gives certain supplementary statement of income information for continuing operations for the years ended May 31, 1996, 1995 and 1994:

                                            1996            1995           1994

  Maintenance and repairs               $ 4,919,783     $ 4,757,679    $ 4,620,141
  Depreciation and amortization           2,485,533       2,856,445      3,377,278
  Payroll taxes                           2,611,995       2,581,797      2,621,766
  Advertising costs                      21,058,226      19,984,946     21,706,940


     Amounts for depreciation and amortization of intangible assets, royalties, other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.

GOLDEN ENTERPRISES , INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL INFORMATION

                       Selected quarterly financial data for the
                 fiscal years ended May 31, 1996 and 1995 (unaudited)

                (Dollar amounts in thousands, except per share data)

                                     First         Second          Third        Fourth
                                    Quarter        Quarter        Quarter       Quarter

1996

Total revenues                      $33,247        $29,829        $31,178       $33,570

Income before income taxes from
  continuing operations             $ 2,289        $ 1,233        $   823       $   730

Income (loss) from operations of
  discontinued business net of
  related income taxes              $     0        $     0        $    0        $     0

Income from continuing operations   $ 1,441        $   835        $  509        $   590

Net income                          $ 1,441        $   835        $   509       $   590

Net income per share                $   .12        $   .07        $   .04       $   .05

Cash dividends per share            $   .11 1/2    $   .11 3/4    $  .11 3/4    $   .11 3/4

1995

Total revenues                      $31,814        $30,194        $32,609       $34,828

Income before income taxes from
  continuing operations             $ 2,161        $ 1,827        $ 1,982       $ 2,327

Income (loss) from operations of
  discontinued business net of
  related income taxes              $    23        $     1        $   (22)      $     0

Income from continuing operations  $ 1,318        $ 1,177        $ 1,231       $ 1,426

Net income                          $ 1,341        $ 1,178        $ 1,209       $ 1,426

Net income per share                $   .11        $   .09        $   .10       $   .12

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

 ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               ITEM 11. -- EXECUTIVE COMPENSATION

 ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

   ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    With the exception of a description of Executive Officers of The Registrant which appears on page 5 herein, Part III is omitted because prior to September 28, 1996, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                          PART IV

            ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT
                        SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES

    The following consolidated financial statements of Golden
Enterprises, Inc. and subsidiary required to be included in Item 8 are listed below:

     Consolidated Balance Sheets -- May 31, 1996 and 1995

     Consolidated Statements of Income -- Years ended May 31, 1996,
         1995 and 1994

     Consolidated Statements of Changes in Stockholders' Equity --
         Years ended May 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows -- Years ended May 31,
         1996, 1995 and 1994

     Notes to Consolidated Financial Statements

    The following consolidated financial statements schedule is included in Item 14(d):

     Schedule II -- Valuation and Qualifying Accounts


    All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

    3. Exhibits:

     None


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

GOLDEN ENTERPRISES, INC.

By  /s/ John H. Shannon                          August 26, 1996
        John H. Shannon                              Date
        Vice President, Principal Financial
        Officer and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                       Title                          Date

/s/ John S. Stein             Chairman of the Board,           August 26, 1996
    John S. Stein             President, Chief Executive
                              Officer and Director

/s/ John H. Shannon           Vice President, Secretary,       August 26, 1996
    John H. Shannon           Principal Financial Officer
                              and Controller

/s/ F. Wayne Pate             Director                         August 26, 1996
    F. Wayne Pate

/s/ Edward R. Pascoe          Director                         August 26, 1996
    Edward R. Pascoe

/s/ John P. McKleroy, Jr.     Director                         August 26, 1996
    John P. McKleroy, Jr.

/s/ James I. Rotenstreich     Director                         August 26, 1996
    James I. Rotenstreich

/s/ John S. P. Samford        Director                         August 26, 1996
    John S. P. Samford

/s/ D. Paul Jones, Jr.        Director                         August 26, 1996
    D. Paul Jones, Jr.

/s/ J. Wallace Nall, Jr.      Director                         August 26, 1996
    J. Wallace Nall, Jr.

/s/ Joann F. Bashinsky        Director                         August 26, 1996
    Joann F. Bashinsky



                                                                       SCHEDULE II

                       GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                           VALUATION AND QUALIFYING ACCOUNTS

                        Years ended May 31, 1994, 1995 and 1996

                                                 Additions
                                  Balance at     Charged to                 Balance
                                  Beginning      Costs and                  at End
Allowance for Doubtful Accounts    of Year        Expenses     Deductions   of Year

Year ended May 31, 1994            $ 10,000       $ 37,570      $ 37,570    $ 10,000

Year ended May 31, 1995            $ 10,000       $ 11,690      $ 11,690    $ 10,000

Year ended May 31, 1996            $ 10,000       $  9,549      $  9,549    $ 10,000
