Form 10-Q
period 1996-08-31
GOLDEN ENTERPRISES INC
filed 1996-10-10
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           August 31, 1996

                               OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to___________

Commission file number                  0-4339


                    GOLDEN ENTERPRISES, INC.
     ______________________________________________________
     (Exact name of registrant as specified in its charter)

            DELAWARE                     63-0250005
________________________________  __________________________
(State or other jurisdiction of       (I. R. S. Employer
 incorporation or organization)       Identification No.)

 Suite 212, 2101 Magnolia Avenue, South
           Birmingham, Alabama                        35205
________________________________________           ____________
(Address of Principal Executive Offices)            (Zip Code)

                         (205) 326-6101
      ____________________________________________________
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ___       ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.

                                            Outstanding at
              Class                       September 30, 1996
_________________________________         __________________
Common Stock, Par Value $0.66 2/3             12,205,950


                    GOLDEN ENTERPRISES, INC.

                              INDEX

Part I. Financial Information                             Page No.

       Consolidated Condensed Balance Sheets -
         August 31, 1996 and May 31, 1996                    3

       Consolidated Condensed Statements of Income -
         Three Months Ended August 31, 1996 and 1995         4

       Consolidated Condensed Statements of Cash
         Flows - Three Months Ended
         August 31, 1996 and 1995                            5

       Notes to Consolidated Condensed Financial
         Statements                                          6

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations       7


Part II.   Other Information                                 8


                  PART 1. FINANCIAL INFORMATION

            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    August 31,       May 31,
                                                      1996            1995
                                                  ____________      _________
                                                  (Unaudited)       (Audited)

ASSETS

Cash and cash equivalents                         $ 1,037,459     $   227,173
Investment Securities                             $ 8,320,729     $ 7,260,285
  Receivables, net                                $10,518,255     $10,134,603
    Inventories:
Raw material and supplies                         $ 2,268,185     $ 2,191,788
   Finished goods                                 $ 2,511,301     $ 2,580,584
                                                  ___________     ___________
                                                  $ 4,779,486     $ 4,772,372
                                                  ___________     ___________
  Current assets:
  Prepaid expenses                                $ 2,086,454     $ 2,305,346
                                                  ___________     ___________
Total current assets                              $26,742,383     $24,699,779
                                                  ___________     ___________
Property, plant and equipment, net                $21,982,284     $21,732,509

    Other assets                                  $ 2,413,938     $ 2,413,938
                                                  ___________     ___________
                                                  $51,138,605     $48,846,226
                                                  ___________     ___________
                                                  ___________     ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable, principally to banks               $         0     $         0
Accounts payable & checks outstanding
  in excess of bank bal                           $ 6,578,380     $ 4,038,743
Accrued and deferred income taxes                 $   479,695     $   289,973
Other accrued expenses                            $ 1,040,578     $ 1,318,263
Current installments of long-term debt            $         0     $         0
                                                  ___________     ___________
Total current Liabilities                         $ 8,098,653     $ 5,646,979
                                                  ___________     ___________
Long-term debt less current maturities            $   879,714     $   823,227
                                                  ___________     ___________
Deferred income taxes                             $ 1,813,539     $ 1,794,093
                                                  ___________     ___________

Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares                          $ 9,219,195     $ 9,219,195
Additional paid-in capital                        $ 6,493,552     $ 6,493,552
Retained earnings                                 $33,935,485     $34,170,713
                                                  ___________     ___________
                                                  $49,648,232     $49,883,460

Less: Cost of common  shares in
      treasury (1,566,843 shares at
      August 31, 1996 and 1,566,843
      shares at May 31, 1996)                     $-9,301,533     $-9,301,533
                                                  ___________     ___________
Total stockholders' equity                        $40,346,699     $40,581,927
                                                  ___________     ___________
        Total                                     $51,138,605     $48,846,226
                                                  ___________     ___________
                                                  ___________     ___________

See Accompanying Notes to Consolidated Condensed Financial Statements


            GOLDEN ENTERPRISES,  INC. & SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS   OF INCOME
                           (UNAUDITED)

                                                     Three Months Ended
                                                          August 31,
                                                  ___________________________
                                                     1996            1995
                                                  ___________     ___________

 REVENUES:
     Net Sales                                    $34,084,223     $32,875,913
  Other operating revenues                        $   176,761     $   153,144
  Investment income                               $    84,743     $   218,199
                                                  ___________     ___________
     Total revenues                               $34,345,727     $33,247,256
                                                  ___________     ___________

COSTS AND EXPENSES:
  Cost of sales                                   $15,262,154     $14,234,603
  Selling, general and
    administrative expense                        $17,226,330     $16,723,911
  Interest                                        $         0     $         0
                                                  ___________     ___________
 Total costs and expenses                         $32,488,484     $30,958,514
                                                  ___________     ___________
Income before income taxes                        $ 1,857,243     $ 2,288,742
Income taxes                                      $   658,269     $   847,919
                                                  ___________     ___________
Net income                                        $ 1,198,974     $ 1,440,823
                                                  ___________     ___________
                                                  ___________     ___________

PER SHARE OF COMMON STOCK:
 Net income                                       $       .10     $       .12
                                                  ___________     ___________
                                                  ___________     ___________

Weighted average number of common
  shares outstanding                               12,205,950      12,261,950
                                                  ___________     ___________
                                                  ___________     ___________

Cash dividend paid per share of
  common stock                                          .1175           .1150
                                                  ___________     ___________
                                                  ___________     ___________

See Accompanying Notes to Consolidated Condensed Financial Statements.


                  GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           August 31,
                                                  ___________________________
                                                      1996            1995
                                                  ___________     ___________

Cash flows from operating activities:
 Net income                                       $ 1,198,974     $ 1,440,823
 Adjustment to  reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                  $   727,842     $   585,538
   Compensation related to stock plan             $         0     $         0
   Salary Continuation Benefits                   $    56,487     $    56,076
   Deferred income taxes                          $    19,446     $   -36,760
   Gain on sale of equipment                      $  -149,890     $   -91,119
   Changes in  operating assets and
    liabilities:
    Decrease (increase) in accounts
      receivable                                  $   383,652     $   927,409
    Decrease (increase) in inventories            $    -7,114     $   130,430
    Decrease (increase) in prepaid
      expenses                                    $   218,892     $  -427,896
    Decrease (increase) in other
      assets-long term                            $         0     $        -5
    Increase (decrease) in accounts
      payable and checks outstanding
      in  excess of bank balances                 $ 2,539,637     $ 1,747,893
    Increase (decrease) in accrued
      income taxes                                $   189,722     $   739,772
    Increase (decrease) in accrued
      expenses                                    $  -277,685     $  -130,196
                                                  ___________     ___________
                                                  $ 4,132,659     $ 4,941,965
                                                  ___________     ___________

Cash flows from investing activities:
  Purchase of property, plant
    and equipment                                 $  -943,100     $-1,458,223
  Proceeds from sale of equipment                 $   115,373     $   100,466
  Net decrease (increase) in
    investment securities                         $-1,060,444     $-1,589,045
                                                  ___________     ___________
     Net cash provided by (used in)
      investing activities                        $-1,888,171     $-2,946,802
                                                  ___________     ___________

Cash flows from financing activities:
  Payments of current installments
    of long-term debt                             $         0     $         0
  Purchase of treasury stock                      $         0     $         0
    Proceeds from sale of treasury
      stock                                       $         0     $         0
Cash dividend paid                                $-1,434,202     $ 1,410,128
                                                  ___________     __________
     Net cash used in financing
       activities                                 $-1,434,202     $-1,410,128
                                                  ___________     ___________

Net (decrease) increase in cash
  and cash equivalents                            $   810,286     $   585,035
Cash and cash equivalents at
   beginning of year                              $   227,173     $   623,592
                                                  ___________     ___________
Cash and cash equivalents at
  end of quarter                                  $ 1,037,459     $ 1,208,627
                                                  ___________     ___________
                                                  ___________     ___________

Supplemental information:
  Cash paid during the year for:
    Income taxes                                  $    14,739     $   144,907
    Interest                                      $         0     $         0

See Accompanying Notes to Consolidated Condensed Financial Statements.

            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of August 31, 1996 and May 31, 1996, and its results of operations for the three months ended August 31, 1996 and 1995 and its cash flow for the three months ended August 31, 1996 and 1995.

     The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 1996 which is incorporated by reference in Form 10-K.

2.   The results of operations for the three months ended August
     31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Working Capital was $19.1 million at June 1, 1996 and $18.6 million at the end of the first quarter. Net cash provided by operating activities amounted to $4.1 million for the quarter this year compared to $4.9 million for last year's first quarter.

     Additions to property, plant and equipment, net of disposals, were $0.98 million this year and $1.45 million last year. Cash dividends of $1.43 million were paid during this year's first quarter compared to $1.41 million last year. No cash was used to purchase treasury stock this year or last year, and $1.06 million of cash was used to increase investment securities this year compared to $1.59 million last year. The Company's current ratio was 3.30 to 1.00 at August 31, 1996.

Operating Results

     For the three months ended August 31, 1996, total revenues increased 3.3% from the comparable period in fiscal 1996. Cost of sales was 44.8% of net sales compared to 43.3% last year. This percentage increased due to higher prices of most raw materials and packaging materials. Selling, general and administrative expenses were 50.5% of net sales this year and 50.9% last year.

     The Company's investment income as a percentage of pre-tax income was 4.6% this year compared to 9.5% last year. This was due to an actual dollar decrease in investment income of 61.2%.

     The Company's effective tax rate for the first quarter was 35.4% compared to 37.0% for last year's first quarter.

                   PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


          (b) Reports on Form 8-K - There were no reports on form 8-K filed for the three months ended August 31, 1996.


                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GOLDEN ENTERPRISES, INC.
                                  ________________________
                                        (Registrant)


Dated:  October 10, 1996               /s/ John S. Stein
                                       ____________________________
                                           John S. Stein
                                           Chairman, President and
                                           Chief Executive Officer


Dated:  October 10, 1996              /s/ John H. Shannon
                                      _____________________________
                                          John H. Shannon
                                          Vice President/Controller
                                          (Principal Accounting
                                          Officer)