Form 10-Q
period 1996-11-30
GOLDEN ENTERPRISES INC
filed 1997-01-10
CIK 42228

<COVER LETTER>

GOLDEN ENTERPRISES, INC.
2101 MAGNOLIA AVENUE SOUTH
SUITE 212
BIRMINGHAM, ALABAMA 35205
205-326-6101


January 9, 1997

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

For the quarterly period ended           November 30, 1996

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

Yes  X     No
    ___       ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1996.

                                            Outstanding at
              Class                       December 31, 1996
_________________________________         __________________
Common Stock, Par Value $0.66 2/3             12,205,950


                    GOLDEN ENTERPRISES, INC.

                              INDEX

Part I. Financial Information                             Page No.

       Consolidated Condensed Balance Sheets -
         November 30, 1996 and May 31, 1996                    3

       Consolidated Condensed Statements of Income -
         Three Months Ended and Six Months Ended
         November 30, 1996 and 1995                            4

       Consolidated Condensed Statements of Cash
         Flows - Six Months Ended
         November 30, 1996 and 1995                            5

       Notes to Consolidated Condensed Financial
         Statements                                          6

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations       7


Part II.   Other Information                                 8


                  PART 1. FINANCIAL INFORMATION


            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  November 30,       May 31,
                                                      1996            1996
                                                  ____________      _________
                                                  (Unaudited)       (Audited)

ASSETS

Cash and cash equivalents                         $   306,015     $   227,173
Marketable securities                             $ 4,628,179     $ 7,260,285
  Receivables, net                                $11,230,663     $10,134,603
    Inventories:
Raw material and supplies                         $ 3,710,965     $ 2,191,788
   Finished goods                                 $ 2,893,576     $ 2,580,584
                                                  ___________     ___________
                                                  $ 6,604,541     $ 4,772,372
                                                  ___________     ___________
  Current assets:
  Prepaid expenses                                $ 2,975,199     $ 2,305,346
                                                  ___________     ___________
Total current assets                              $25,744,597     $24,699,779
                                                  ___________     ___________
Property, plant and equipment, net                $22,491,122     $21,732,509

    Other assets                                  $ 2,413,938     $ 2,413,938
                                                  ___________     ___________
                                                  $50,649,657     $48,846,226
                                                  ___________     ___________
                                                  ___________     ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable, principally to banks               $         0     $         0
Accounts payable & checks outstanding
  in excess of bank balance                       $ 6,667,130     $ 4,038,743
Accrued and deferred income taxes                 $   289,973     $   289,973
Other accrued expenses                            $ 1,395,659     $ 1,318,263
Current installments of long-term debt            $         0     $         0
                                                  ___________     ___________
Total current Liabilities                         $ 8,352,762     $ 5,646,979
                                                  ___________     ___________
Long-term debt less current maturities            $   936,201     $   823,227
                                                  ___________     ___________
Deferred income taxes                             $ 1,828,707     $ 1,794,093
                                                  ___________     ___________

Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares                          $ 9,219,195     $ 9,219,195
Additional paid-in capital                        $ 6,493,552     $ 6,493,552
Retained earnings                                 $33,120,773     $34,170,713
                                                  ___________     ___________
                                                  $48,833,520     $49,883,460

Less: Cost of common  shares in
      treasury (1,566,843 shares at
      November 30, 1996 and 1,566,843
      shares at May 31, 1996)                     $-9,301,533     $-9,301,533
                                                  ___________     ___________
Total stockholders' equity                        $39,531,987     $40,581,927
                                                  ___________     ___________
        Total                                     $50,649,657     $48,846,226
                                                  ___________     ___________
                                                  ___________     ___________


See Accompanying Notes to Consolidated Condensed Financial Statements



            GOLDEN ENTERPRISES, INC. & SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)

                                                 Three Months Ended               Six Months Ended
                                                    November 30,                    November 30,
                                            ___________________________    ___________________________
                                                1996            1995           1996            1995
                                            ___________     ___________     ___________     ___________

 REVENUES:
     Net Sales                              $32,737,384     $29,497,322     $66,821,607     $62,373,235
  Other operating revenues                  $   247,622     $   122,387     $   424,383     $   275,531
  Investment income                         $    81,315     $   209,307     $   166,058     $   427,506
                                            ___________     ___________     ___________     ___________
     Total revenues                         $33,066,321     $29,829,016     $67,412,048     $63,076,272
                                            ___________     ___________     ___________     ___________

COSTS AND EXPENSES:
  Cost of sales                             $15,064,595     $13,416,247     $30,326,749     $27,650,850
  Selling, general and
    administrative expense                  $17,058,061     $15,180,138     $34,284,391     $31,904,049
  Interest                                  $         0     $         0     $         0     $         0
                                            ___________     ___________     ___________     ___________
 Total costs and expenses                   $32,122,656     $28,596,385     $64,611,140     $59,554,899
                                            ___________     ___________     ___________     ___________
Income before income taxes                  $   943,665     $ 1,232,631     $ 2,800,908     $ 3,521,373
Income taxes                                $   293,663     $   397,042     $   951,932     $ 1,244,961
                                            ___________     ___________     ___________     ___________
Net income                                  $   650,002     $   835,589     $ 1,848,976     $ 2,276,412
                                            ___________     ___________     ___________     ___________
                                            ___________     ___________     ___________     ___________

PER SHARE OF COMMON STOCK:
 Net income                                 $       .05     $       .07     $       .15     $       .19
                                            ___________     ___________     ___________     ___________
                                            ___________     ___________     ___________     ___________

Weighted average number of common
  shares outstanding                         12,205,950      12,261,950      12,205,950      12,261,950
                                            ___________     ___________     ___________     ___________
                                            ___________     ___________     ___________     ___________

Cash dividend paid per share of
  common stock                              $       .12     $     .1175     $     .2375     $     .2325
                                            ___________     ___________     ___________     ___________
                                            ___________     ___________     ___________     ___________


See Accompanying Notes to Consolidated Condensed Financial Statements.



                  GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                           August 31,
                                                  ___________________________
                                                      1996            1995
                                                  ___________     ___________

Cash flows from operating activities:
 Net income                                       $ 1,848,976     $ 2,276,412
 Adjustment to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                  $ 1,429,946     $ 1,179,640
   Compensation related to stock plan             $         0     $         0
   Salary Continuation Benefits                   $   112,974     $   112,152
   Deferred income taxes                          $    34,614     $   -57,834
   Gain on sale of equipment                      $  -227,132     $  -159,172
   Income from operations of discontinued
     business                                     $         0     $         0
   Dividends received from discontinued
     business                                     $         0     $         0
   Changes in  operating assets and
     liabilities:
   Decrease (increase) in accounts
      receivable                                  $-1,096,060     $ 1,661,072
    Decrease (increase) in inventories            $-1,832,169     $-1,247,508
    Decrease (increase) in prepaid
      expenses                                    $  -669,853     $-1,232,876
    Decrease (increase) in other
      assets-long term                            $         0     $       196
    Increase (decrease) in accounts
      payable and checks outstanding
      in excess of bank balances                  $ 2,628,387     $ 1,342,999
    Increase (decrease) in accrued
      income taxes                                $         0     $  -135,217
    Increase (decrease) in accrued
      expenses                                    $    77,396     $       989
                                                  ___________     ___________
                                                  $ 2,307,079     $ 3,740,853
                                                  ___________     ___________

Cash flows from investing activities:
  Purchase of property, plant
    and equipment                                 $-2,163,218     $-3,083,742
  Proceeds from sale of equipment                 $   201,791     $   192,951
  Proceeds from sale of discontinued
    operations                                    $         0     $         0
  Net decrease (increase) in
    marketable securities                         $ 2,632,106     $ 2,751,939
                                                  ___________     ___________
     Net cash provided by (used in)
      investing activities                        $   670,679     $  -138,852
                                                  ___________     ___________

Cash flows from financing activities:
  Payments of current installments
    of long-term debt                             $         0     $         0
  Purchase of treasury stock                      $         0     $         0
    Proceeds from sale of treasury
      stock                                       $         0     $         0
Cash dividend paid                                $-2,898,916     $-2,850,910
                                                  ___________     __________
     Net cash used in financing
       activities                                 $-2,898,916     $-2,850,910
                                                  ___________     ___________

Net (decrease) increase in cash
  and cash equivalents                            $    78,842     $   751,091
Cash and cash equivalents at
   beginning of year                              $   227,173     $   623,592
                                                  ___________     ___________
Cash and cash equivalents at
  end of quarter                                  $   306,015     $ 1,374,683
                                                  ___________     ___________
                                                  ___________     ___________

Supplemental information:
  Cash paid during the year for:
    Income taxes                                  $   783,902     $ 1,993,413
    Interest                                      $         0     $         0


See Accompanying Notes to Consolidated Condensed Financial Statements.


            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of November 30, 1996 and May 31, 1996, and its results of operations for the three and six months ended November 30, 1996 and 1995 and its cash flow for the six months ended November 30, 1996 and 1995.

     The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 1996 which is incorporated by reference in Form 10-K.

2.   The results of operations for the three and six months ended
     November 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Working Capital was $19.1 million at June 1, 1996 and $17.4 million at the end of the second quarter. Net cash provided by operating activities amounted to $2.3 million for the six months this year compared to $3.7 million for last year's six months.

     Additions to property, plant and equipment, net of disposals, were $2.2 million this year and $3.0 million last year. Cash dividends of $2.90 million were paid during the first six months of this year compared to $2.85 million last year. No cash was used to purchase treasury stock this year or last year, and $2.63 million of cash was provided by a net decrease in marketable securities this year compared to $2.75 million last yer. The Company's current ratio was 3.08 to 1.00 at November 30, 1996.

Operating Results

     For the three months ended November 30, 1996, total revenues increased 10.85% from the comparable period in fiscal 1996. Cost of sales was 46.0% of net sales compared to 45.5% last year. Selling, general and administrative expenses were 52.1% of net sales this year and 51.5% last year. The increased costs and expenses were due to expansion into new products and market areas.

     For the year-to-date, total revenues increased 6.87% from the comparable period in fiscal 1996. Cost of sales was 45.4% of net sales compared to44.3% last year, Selling, general and administrtive expenses were 51.3% of net sales this year and 51.2% last year.

     The Company's second quarter investment income as a percentage of pre-tax income was 8.6% this year compared to 17.0% last year.
The decrease was due to a dollar decrease in investment income of 61.2%.

     For the six months, investment income was 5.9% of pre-tax income this year and 12.1% last year. For the six months, investment income dollars decreased 61.2%.

     The Company's effective tax rate for the second quarter was 31.1% compared to 32.2% for last year's second quarter and 34.0% versus 35.4% for the six months.


                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K - There were no reports on form 8-K filed for the three months ended November 30, 1996.


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


                                  GOLDEN ENTERPRISES, INC.
                                  ________________________
                                        (Registrant)


Dated:  January 9, 1997                /s/ John S. Stein
                                       ____________________________
                                           John S. Stein
                                           Chairman, President and
                                           Chief Executive Officer


Dated:  January 9, 1997               /s/ John H. Shannon
                                      _____________________________
                                          John H. Shannon
                                          Vice President/Controller
                                          (Principal Accounting
                                          Officer)