Form 10-Q
period 1997-02-28
GOLDEN ENTERPRISES INC
filed 1997-04-11
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           February 28, 1997

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

Yes  X     No
    ___       ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997.

                                            Outstanding at
              Class                         March 31, 1997
_________________________________         __________________
Common Stock, Par Value $0.66 2/3             12,205,950


                    GOLDEN ENTERPRISES, INC.

                              INDEX

Part I. Financial Information                             Page No.

       Consolidated Condensed Balance Sheets -
         February 28, 1997 and February 29, 1996               3

       Consolidated Condensed Statements of Income -
         Three Months Ended and Nine Months Ended
         February 28, 1997 and February 29, 1996               4

       Consolidated Condensed Statements of Cash
         Flows - Nine Months Ended
         February 28, 1997 and February 29, 1996               5

       Notes to Consolidated Condensed Financial
         Statements                                            6

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations         7


Part II.   Other Information                                   8


                  PART 1. FINANCIAL INFORMATION


            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  February 28,      May 31,
                                                      1997            1996
                                                  ____________      _________
                                                  (Unaudited)       (Audited)

ASSETS

Cash and cash equivalents                         $ 1,372,577     $   227,173
Investment securities                             $ 3,685,071     $ 7,260,285
  Receivables, net                                $11,913,377     $10,134,603
    Inventories:
Raw material and supplies                         $ 3,155,264     $ 2,191,788
   Finished goods                                 $ 2,778,457     $ 2,580,584
                                                  ___________     ___________
                                                  $ 5,933,721     $ 4,772,372
                                                  ___________     ___________
  Current assets:
  Prepaid expenses                                $ 2,633,089     $ 2,305,346
                                                  ___________     ___________
Total current assets                              $25,537,835     $24,699,779
                                                  ___________     ___________
Property, plant and equipment, net                $22,365,020     $21,732,509

    Other assets                                  $ 2,413,938     $ 2,413,938
                                                  ___________     ___________
                                                  $50,316,793     $48,846,226
                                                  ___________     ___________
                                                  ___________     ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable, principally to banks               $         0     $         0
Accounts payable & checks outstanding
  in excess of bank balance                       $ 7,350,976     $ 4,038,743
Accrued and deferred income taxes                 $   289,973     $   289,973
Other accrued expenses                            $ 1,283,455     $ 1,318,263
Current installments of long-term debt            $         0     $         0
                                                  ___________     ___________
Total current Liabilities                         $ 8,924,404     $ 5,646,979
                                                  ___________     ___________
Long-term debt less current maturities            $   992,688     $   823,227
                                                  ___________     ___________
Deferred income taxes                             $ 1,861,397     $ 1,794,093
                                                  ___________     ___________

Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares                          $ 9,219,195     $ 9,219,195
Additional paid-in capital                        $ 6,493,552     $ 6,493,552
Retained earnings                                 $32,127,090     $34,170,713
                                                  ___________     ___________
                                                  $47,839,837     $49,883,460

Less: Cost of common  shares in
      treasury (1,566,843 shares at
      February 28, 1997 and 1,566,843
      shares at May 31, 1996)                     $-9,301,533     $-9,301,533
                                                  ___________     ___________
Total stockholders' equity                        $38,538,304     $40,581,927
                                                  ___________     ___________
        Total                                     $50,316,793     $48,846,226
                                                  ___________     ___________
                                                  ___________     ___________


See Accompanying Notes to Consolidated Condensed Financial Statements



            GOLDEN ENTERPRISES, INC. & SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)

                                                 Three Months Ended               Nine Months Ended
                                            February 28,   February 29,    February 28,   February 29,
                                            ___________________________    ___________________________
                                                1997            1996           1997            1996
                                            ___________     ___________     ____________     ___________

 REVENUES:
     Net Sales                              $35,574,158     $30,975,965     $102,395,765     $93,349,200
  Other operating revenues                  $    91,955     $    45,789     $    516,338     $   321,320
  Investment income                         $    70,063     $   156,669     $    236,121     $   584,175
                                            ___________     ___________     ____________      ___________
     Total revenues                         $35,736,176     $31,178,423     $103,148,224     $94,254,695
                                            ___________     ___________     ____________     ___________

COSTS AND EXPENSES:
  Cost of sales                             $16,559,061     $13,948,687     $ 46,885,810     $41,599,537
  Selling, general and
    administrative expense                  $18,390,622     $16,406,402     $ 52,675,013     $48,310,451
  Interest                                  $         0     $         0     $          0     $         0
                                            ___________     ___________     ____________     ___________
 Total costs and expenses                   $34,949,683     $30,355,089     $ 99,560,823     $89,909,988
                                            ___________     ___________     ____________     ___________
Income before income taxes                  $   786,493     $   823,334     $  3,587,401     $ 4,344,707
Income taxes                                $   315,462     $   314,100     $  1,267,394     $ 1,559,061
                                            ___________     ___________     ____________     ___________
Net income                                  $   471,031     $   509,234     $  2,320,007     $ 2,785,646
                                            ___________     ___________     ____________     ___________
                                            ___________     ___________     ____________     ___________

PER SHARE OF COMMON STOCK:
 Net income                                 $       .04     $       .04     $        .19     $       .23
                                            ___________     ___________     ____________     ___________
                                            ___________     ___________     ____________     ___________

Weighted average number of common
  shares outstanding                         12,205,950      12,243,488       12,205,950      12,255,819
                                            ___________     ___________     ____________     ___________
                                            ___________     ___________     ____________     ___________

Cash dividend paid per share of
  common stock                              $       .12     $     .1175     $      .3575     $     .3500
                                            ___________     ___________     ____________     ___________
                                            ___________     ___________     ____________     ___________


See Accompanying Notes to Consolidated Condensed Financial Statements.



                  GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                  February 28,   February 29,
                                                  ___________________________
                                                      1997            1996
                                                  ___________     ___________

Cash flows from operating activities:
 Net income                                       $ 2,320,007     $ 2,785,646
 Adjustment to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                  $ 2,131,848     $ 1,794,760
   Compensation related to stock plan             $         0     $         0
   Salary Continuation Benefits                   $   169,461     $   168,229
   Deferred income taxes                          $    67,304     $   -54,844
   Gain on sale of equipment                      $  -284,107     $  -183,537
   Income from operations of discontinued
     business                                     $         0     $         0
   Dividends received from discontinued
     business                                     $         0     $         0
   Changes in  operating assets and
     liabilities:
   Decrease (increase) in accounts
      receivable                                  $-1,778,774     $ 1,260,389
    Decrease (increase) in inventories            $-1,161,349     $  -388,585
    Decrease (increase) in prepaid
      expenses                                    $  -327,743     $-1,338,637
    Decrease (increase) in other
      assets-long term                            $         0     $       258
    Increase (decrease) in accounts
      payable and checks outstanding
      in excess of bank balances                  $ 3,312,233     $ 1,348,208
    Increase (decrease) in accrued
      income taxes                                $         0     $   -12,785
    Increase (decrease) in accrued
      expenses                                    $   -34,808     $   -36,901
                                                  ___________     ___________
                                                  $ 4,414,072     $ 5,367,771
                                                  ___________     ___________

Cash flows from investing activities:
  Purchase of property, plant
    and equipment                                 $-2,752,752     $-5,540,350
  Proceeds from sale of equipment                 $   272,500     $   217,428
  Proceeds from sale of discontinued
    operations                                    $         0     $         0
  Net decrease (increase) in
    marketable securities                         $ 3,575,214     $ 4,744,916
                                                  ___________     ___________
     Net cash provided by (used in)
      investing activities                        $ 1,094,962     $  -578,006
                                                  ___________     ___________

Cash flows from financing activities:
  Payments of current installments
    of long-term debt                             $         0     $         0
  Purchase of treasury stock                      $         0     $  -483,000
    Proceeds from sale of treasury
      stock                                       $         0     $         0
  Cash dividend paid                              $-4,363,630     $-4,291,692
                                                  ___________     __________
     Net cash used in financing
       activities                                 $-4,363,630     $-4,774,692
                                                  ___________     ___________

Net (decrease) increase in cash
  and cash equivalents                            $ 1,145,404     $    15,073
Cash and cash equivalents at
   beginning of year                              $   227,173     $   623,592
                                                  ___________     ___________
Cash and cash equivalents at
  end of quarter                                  $ 1,372,577     $   638,665
                                                  ___________     ___________
                                                  ___________     ___________

Supplemental information:
  Cash paid during the year for:
    Income taxes                                  $   838,023     $ 2,156,521
    Interest                                      $         0     $         0


See Accompanying Notes to Consolidated Condensed Financial Statements.


            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of February 28, 1997 and May 31, 1996, and its results of operations for the three and nine months ended February 28, 1997 and February 29, 1996 and its cash flows for the nine months ended February 28, 1997 and February 29, 1996.

     The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 1996 which is incorporated by reference in Form 10-K.

2. The results of operations for the three and nine months ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the results to be expected for the full year.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Working Capital was $19.1 million at June 1, 1996 and $16.6 million at the end of the third quarter. Net cash provided by operating activities amounted to $4.4 million for the nine months this year compared to $5.4 million for last year's nine months.

     Additions to property, plant and equipment, net of disposals, were $2.8 million this year and $5.5 million last year. Cash dividends of $4.36 million were paid during the first nine months of this year compared to $4.29 million last year. No cash was used to purchase treasury stock this year, and $0.48 million was used last year, and $3.58 million of cash was provided by a net decrease in investment securities this year compared to $4.74 million last year. The Company's current ratio was a 2.86 to 1.00 at February 28, 1997.

Operating Results

     For the three months ended February 28, 1997, total revenues increased 14.62% from the comparable period in fiscal 1996. Cost of sales was 46.5% of net sales compared to 45.0% last year. Selling, general and administrative expenses were 51.7% of net sales this year and 53.0% last year. The increased costs and expenses were due to expansion into new products and market areas.

     For the year-to-date, total revenues increased 9.44% from the comparable period in fiscal 1996. Cost of sales was 45.8% of net sales compared to 44.6% last year, Selling, general and administrtive expenses were 51.4% of net sales this year and 51.8% last year.

     The Company's third quarter investment income as a percentage of pre-tax income was 8.9% this year compared to 19.0% last year.
The decrease was due to a dollar decrease in investment income of 55.3%.

     For the nine months, investment income was 6.6% of pre-tax income this year and 13.4% last year. For the nine months, investment income dollars decreased 59.6%.

     The Company's effective tax rate for the third quarter was 40.1% compared to 38.1% for last year's third quarter and 35.3% versus 35.9% for the nine months.


                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K - There were no reports on form 8-K filed for the three months ended February 28, 1997.


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


                                  GOLDEN ENTERPRISES, INC.
                                  ________________________
                                        (Registrant)


Dated:  April 11, 1997                 /s/ John S. Stein
                                       ____________________________
                                           John S. Stein
                                           Chairman, President and
                                           Chief Executive Officer


Dated:  April 11, 1997                /s/ John H. Shannon
                                      _____________________________
                                          John H. Shannon
                                          Vice President/Controller
                                          (Principal Accounting
                                          Officer)