Form 10-K
period 1997-05-31
GOLDEN ENTERPRISES INC
filed 1997-08-28
CIK 42228

FORM 10-K
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4339

                    GOLDEN ENTERPRISES, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                Delaware                              63-0250005
     -------------------------------              ------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

     Suite 212, 2101 Magnolia Avenue, South
              Birmingham, Alabama                         35205
     ----------------------------------------            ---------
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

    State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 7, 1997.

        Common Stock, Par Value $0.66  2/3 -- $34,311,015

    Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of August 7, 1997.

              Class                       Outstanding at August 7, 1997
---------------------------------         -----------------------------
Common Stock, Par Value $0.66 2/3                12,205,950 shares

               DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Proxy Statement for the year ended May
31, 1997 are incorporated by reference into Part III.


                        TABLE OF CONTENTS

                 FORM 10-K ANNUAL REPORT -- 1997
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

     The Company was originally organized under the laws of the State of Alabama as Magic City Food Products, Inc. on June 11, 1946. On March 11, 1958, it adopted the name Golden Flake, Inc. On June 25, 1963, the Company purchased Don's Foods, Inc., a Tennessee corporation which was merged into the Company on December 10, 1966. The Company was reorganized December 31, 1967 as a Delaware corporation without changing any of its assets, liabilities or business. On January 1, 1977, the Company, which had been engaged in the business of manufacturing and distributing potato chips, fried pork skins, cheese curls and other snack foods, spun off its operating division into a separate Delaware corporation known as Golden Flake Snack Foods, Inc. and adopted its present name of Golden Enterprises, Inc.

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

Distribution

     Golden Flake sells its products through its own sales organization to commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky, Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina, Arkansas, Missouri and Indiana. The products are distributed by approximately 586 route salesmen who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama, Nashville, Tennessee, and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct store door delivery method. Golden Flake is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No single customer accounts for more than 10% of its total sales. Golden Flake has a fleet of 999 company owned vehicles to support the route sales system, including 41 tractors and 77 trailers for long haul delivery to the various company warehouses located throughout its distribution areas, 794 store delivery vehicles and 87 cars and miscellaneous vehicles. Golden Flake also leases 30 trailers.

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

Employees

     Golden Flake employs approximately 1,470 employees.
Approximately 810 employees are involved in route sales and sales supervision, approximately 510 are in production and production supervision, and approximately 150 are management and administrative personnel.

     Golden Flake believes that the performance and loyalty of its employees are the most important factors in the growth and profitability of its business. Since labor costs represent a significant portion of Golden Flake's expenses, employee productivity is important to profitability. Golden Flake considers its relations with its employees to be excellent.

     Golden Flake has a 401(k) Profit Sharing Plan and an Employee Stock Ownership Plan designed to reward the long term employee for his loyalty. In addition, the employees are provided medical insurance, life insurance, and an accident and sickness salary continuance plan. Golden Flake believes that its employee wage rates are competitive with those of its industry and with prevailing rates in its area of operations.

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

                Executive Officers Of Registrant
                       And Its Subsidiary

   Name and Age          Position and Offices with Management
   ------------          ------------------------------------

John S. Stein, 60        Mr. Stein is Chairman of the Board,
                         President and Chief Executive Officer of the Company. He was elected Chairman on June 1, 1996 and has served as Chief
                         Executive Officer since June 1, 1991 and as President of the Company since 1985.
                         Mr. Stein served as President of Golden
                         Flake Snack Foods, Inc. from 1976 to
                         September 20, 1991. Mr. Stein has been
                         employed with the Company and its
                         subsidiaries since 1961. Mr. Stein is
                         elected Chairman, President and Chief
                         Executive Officer annually, and his
                         present term will expire on May 31, 1998.

F. Wayne Pate, 62        Mr. Pate is President of Golden Flake
                         Snack Foods, Inc., a wholly-owned
                         subsidiary of the Company. He was elected
                         President on September 20, 1991, and has been employed by Golden Flake since 1968.
                         During his employment, he has served as
                         Vice President of Research and
                         Development, Vice President of
                         Manufacturing and Executive Vice
                         President of Manufacturing and Sales. Mr.
                         Pate is elected President annually, and
                         his present term will expire on May 31,
                         1998.

John H. Shannon, 60      Mr. Shannon has been employed with the
                         Company since 1962. He was elected
                         Controller in 1976, Secretary in 1978 and
                         Vice-President in 1979, and has served in these capacities since then. Mr. Shannon is elected to his positions on an annual basis, and his present term of office will expire on May 31, 1998.


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

Vehicles

     Golden Flake owns a fleet of 999 vehicles which includes 794 route trucks, 41 tractors, 77 trailers and 87 cars and miscellaneous vehicles. There are no liens or encumbrances on Golden Flake's vehicle fleet. Golden Flake also leases 30 trailers and owns a 1987 Cessna Citation II aircraft.

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

              ITEM 4. -- SUBMISSION OF MATTERS TO
                   A VOTE OF SECURITY HOLDERS

     Not Applicable.
                             PART II

          ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS


GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

MARKET AND DIVIDEND INFORMATION

     The Company's common stock is traded in the over-the-counter market under the "NASDAQ" symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following tabulation sets forth the high and low sales prices for the common stock during each quarter of the fiscal years ended May 31, 1997 and 1996 and the amount of dividends paid per share in each quarter. The Company currently expects that comparable regular cash dividends will be paid in the future.

                                   Market Price      Dividends Paid
   Quarter                      High         Low        Per share
   -------                      ----         ---     --------------
Fiscal 1997

  First                         $9 3/4     $7 7/16      $.11 3/4
  Second                         8          7 1/4        .12
  Third                          8 1/8      7 1/4        .12
  Fourth                         8          6 7/8        .12

Fiscal 1996

  First                         $7 1/2     $6 3/4       $.11 1/2
  Second                         9 3/4      7            .11 3/4
  Third                          9 1/8      7 3/4        .11 3/4
  Fourth                         9 3/4      7 1/2        .11 3/4

     As of August 7, 1997, there were approximately 1,800 record holders of common stock.



               ITEM 6. -- SELECTED FINANCIAL DATA



GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

FINANCIAL REVIEW (Dollar amounts in thousands, except per share data)

                                                               Year Ended May 31,
                                     ---------------------------------------------------------------------
                                       1997           1996           1995            1994           1993
                                     --------       --------       --------        --------       --------
Operations
Net sales and other
  operating income                   $138,427       $127,150       $128,771        $126,462       $130,070
Investment income                         286            675            674             438            459
                                     --------       --------       --------        --------       --------
        Total revenues                138,713        127,825        129,445         126,900        130,529

Cost of sales                          63,548         57,331         56,285          55,114         55,110
Selling, general and
  administrative expenses              69,845         65,419         64,863          67,143         67,521
Interest                                    0              0              0               0              3
Income before income taxes              5,320          5,075          8,297           4,643          7,895
Federal and state income taxes          1,832          1,700          3,146           1,662          2,943
Income from continuing operations       3,488          3,375          5,151           2,981          4,952

Discontinued operations:
  Income from operations of
    discontinued business net
    of related income taxes                 0              0              3              92             29

Net income                              3,488          3,375          5,154           3,073          4,981

Financial data
Depreciation and amortization        $  2,853       $  2,486       $  2,856        $  3,377       $  3,893
Capital expenditures, net of
  disposals                             3,611          6,216          1,366             741          1,840
Working capital                        15,887         19,053         25,788          26,212         27,402
Long-term debt                          1,049            823            599             479            287
Stockholders' equity                   38,253         40,582         43,490          45,628         49,084
Total assets                           49,569         48,846         52,012          54,347         57,771

Common stock data
Income from continuing
  operations                        $     .29      $     .28      $     .42       $     .24      $     .40
Net income                                .29            .28            .42             .25            .40
Dividends                                 .48            .47            .46             .45            .44
Book value                               3.13           3.32           3.55            3.65           3.90
Price range (high & low bid)      9 3/4-6 7/8    9 3/4-6 3/4        8-6 3/4     8 3/4-7 1/8   10 1/4-7 1/2

Financial statistics
Current ratio                            2.90           4.37           5.26            5.25           5.48
Net income as percent of total
  revenues from continuing
  operations                              2.5%           2.6%           4.0%           2.4%           3.8%
Net income as percent of stockholders'
  equity (a)                              8.8%          8.0%           11.6%           6.5%          10.0%

Other data
Weighted average common shares
  outstanding                      12,205,950     12,243,283     12,376,769     12,540,809     12,595,896
Common shares outstanding at
  year-end                         12,205,950     12,205,950     12,261,950     12,496,446     12,600,403
Approximate number of
  stockholders                          1,800          1,800          1,800          1,900          2,000


(a) Average amounts at beginning and end of fiscal year.


  ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

     Working capital was $15.9 million at May 31, 1997 compared to $19.1 million at May 31, 1996. Net cash provided by operations amounted to $6.2 million in fiscal year 1997, $5.2 million in 1996, and $6.6 million in 1995. An additional $3.3 million in cash was provided this year by a net decrease in investment securities compared to $6.5 million in 1996, and in 1995 there was a usage of $0.3 million in cash to increase investment securities. In fiscal year 1995, $2.1 million in cash was received from the sale of the Company's fastener division.

     Additions to property, plant and equipment, net of disposals, were $3.6 million, $6.2 million, and $1.4 million in fiscal years
1997, 1996, and 1995, respectively, and are expected to be about
$3.4 million in 1998.

     Cash dividends of $5.8 million were paid during fiscal years
1997, and $5.7 million was paid in 1996 and 1995.

     No cash was used to purchase treasury shares during fiscal
1997 while $0.5 million and $1.9 million was used for this purpose in 1996 and 1995, respectively.

     Long-term liabilities as a percentage of total capitalization was 2.5% at May 31, 1997. The Company's current ratio at the year end was 2.90 to 1.00.

Operating Results

     Net sales and other operating income increased by 8.9% in fiscal year 1997, decreased by 1.3% in 1996, and increased by 1.8% in 1995. There was a significant improvement in sales for fiscal year 1997 due to expansion into new products and market areas following essentially flat sales for the previous three years.

     The Company's investment income as a percentage of income before taxes was 5.4% in 1997, 13.3% in 1996, and 8.1% in 1995.
Investment income has dropped because of the decrease in investment securities which were sold to finance the capital expenditures for the development of new Low-Fat and No-Fat snack food products over the past two years.

     Cost of sales was 46.1% of net sales in 1997, 45.3% in 1996, and 43.9% in 1995. Raw material and packaging material costs have been high for the past two years.

     Selling, general and administrative expenses were 50.7% of sales in 1997, 51.7% in 1996, and 50.6% in 1995. The improvement in this percentage for 1997 was due to the increase in sales with very little increase in advertising expense. The increase in this percentage for 1996 was primarily due to increased advertising expense and the drop in sales.

Inflation

     Certain costs and expenses of the Company are affected adversely by inflation, and the Company's prices for its products over the last seven years have remained relatively flat. The Company will contend with the effect of further inflation through efficient purchasing, improved manufacturing methods, pricing, and by monitoring and controlling expenses.

Environmental Matters

     There have been no material effects of compliance with governmental provisions regulating discharge of materials into the environment.

     ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the registrant and its subsidiaries for the year ended May 31, 1997, consisting of the following, are contained herein:

Consolidated Balance Sheets -- May 31, 1997 and 1996

Consolidated Statements of Income -- Years ended May 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows -- Years ended May 31, 1997, 1996 and 1995

Consolidated Statements of Changes in Stockholders' Equity -- Years ended
  May 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements -- Years ended May 31, 1997,
  1996 and 1995

Quarterly Results of Operations -- Years ended May 31, 1997 and 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended May 31, 1997. These consolidated financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiaries as of May 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in item 14(a) 2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules for the years ended May 31, 1997, 1996, and 1995, have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Birmingham, Alabama
July 7, 1997                      DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP



GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 1997 and 1996

ASSETS

                                                      1997            1996
                                                  -----------     -----------
Current Assets:
  Cash and cash equivalents                       $   670,974     $   227,173
  Investment securities available-for-sale          4,012,813       7,260,285

Receivables:
  Trade accounts                                   11,433,301       9,839,209
  Other                                               555,166         305,394
                                                  -----------     -----------
                                                   11,988,467      10,144,603
  Less: Allowance for doubtful accounts                10,000          10,000
                                                  -----------     -----------
                                                   11,978,467      10,134,603
                                                  -----------     -----------
Inventories:
  Raw materials                                     2,495,815       2,191,788
  Finished goods                                    2,901,025       2,580,584
                                                  -----------     -----------
                                                    5,396,480       4,772,372
                                                  -----------     -----------
Prepaid expenses                                    2,200,582       2,305,346
                                                  -----------     -----------
        Total current assets                       24,259,676      24,699,779
                                                  -----------     -----------
Property, plant and equipment:
  Land                                              3,831,179       3,840,429
  Buildings                                        19,278,356      18,989,934
  Machinery and equipment                          39,271,564      36,939,067
  Transportation equipment                         17,138,701      16,697,460
                                                  -----------     -----------
                                                   79,519,800      76,466,890
  Less: Accumulated depreciation                   57,029,496      54,734,381
                                                  -----------     -----------
                                                   22,490,304      21,732,509
                                                  -----------     -----------

Other Assets                                        2,818,918       2,413,938
                                                  -----------     -----------
        Total                                     $49,568,898     $48,846,226
                                                  ===========     ===========


See Accompanying Notes to Consolidated Financial Statements.




LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      1997            1996
                                                  -----------     -----------
Current Liabilities:
  Accounts payable                                $ 6,621,083     $ 4,038,743
  Accrued income taxes                                233,605          --
  Other accrued expenses                            1,261,035       1,318,263
  Deferred income taxes                               257,435         289,973
                                                  -----------     -----------
        Total current liabilities                   8,373,158       5,646,979
                                                  -----------     -----------



Long-term liabilities                               1,049,175         823,227
                                                  -----------     -----------


Deferred income taxes                               1,893,772       1,794,093
                                                  -----------     -----------


Commitments and Contingencies                          --              --




Stockholders' Equity:
  Common stock -- $.66 2/3 par value:
    Authorized 35,000,000 shares;
    issued 13,828,793 shares                        9,219,195       9,219,195
  Additional paid-in capital                        6,499,554       6,499,554
  Retained earnings                                31,830,204      34,170,713
  Treasury shares -- at cost (1,622,843 shares
    in 1997 and 1996)                              (9,301,533)     (9,301,533)
  Unrealized gains (losses) on securities
    available-for-sale, net of deferred
    income taxes                                        5,373          (6,002)
                                                  -----------     -----------
        Total stockholders' equity                 38,252,793      40,581,927
                                                  -----------     -----------
        Total                                     $49,568,898     $48,846,226
                                                  ===========     ===========



GOLDEN ENTERPRISES, INC. AND SUBSIDIAIRES

CONSOLIDATED STATEMENTS OF INCOME

Years ended May 31, 1997, 1996 and 1995

                                             1997             1996             1995
                                         ------------     ------------     ------------
Revenues:
  Net sales                              $137,744,137     $126,557,610     $128,144,977
  Other income, including gain
    on sale of property and equipment
    of $397,772 in 1997, $326,797 in
    1996, and $457,385 in 1995                682,601          592,134          626,202
  Net investment income                       286,644          675,091          674,227
                                         ------------     ------------     ------------
        Total revenues                    138,713,382      127,824,835      129,445,406

Costs and expenses:
  Cost of sales                            63,548,396       57,330,989       56,285,331
  Selling, general and administrative
    expenses                               69,288,269       64,846,206       64,240,117
  Contributions to employee 401(k)
    profit-sharing and employee stock
    ownership plans                           556,882          572,406          622,486
                                         ------------     ------------     ------------
      Total costs and expenses            133,393,547      122,749,601      121,147,934
                                         ------------     ------------     ------------
        Income from continuing
          operations before income
          taxes                             5,319,835        5,075,234        8,297,472
                                         ------------     ------------     ------------
Provision for income taxes:
  Currently payable:
    Federal                                 1,519,000        1,475,000        2,856,000
    State                                     252,000          255,000          440,000
  Deferred taxes                               61,000          (30,000)        (150,000)
                                         ------------      -----------     ------------
      Total provision for income taxes      1,832,000        1,700,000        3,146,000
                                         ------------      -----------     ------------
  Income from continuing operations         3,487,835        3,375,234        5,151,472

Discontinued Operations:
  Income from operations of
    discontinued business,
    net of related income taxes                --               --                2,490
  Gain on disposal of discontinued
    business                                   --               --                  252
                                         ------------     ------------     ------------
        Net income                       $  3,487,835     $  3,375,234     $  5,154,214
                                         ============     ============     ============

Per share of common stock:
  Income from continuing operations      $    .29         $    .28         $    .42
  Income from operations of
    discontinued business                      --               --               --
                                         ------------     ------------     ------------
        Net income                       $    .29         $    .28         $    .42
                                         ============     ============     ============


See Accompanying Notes to Consolidated Financial Statements.



GOLDEN ENTERPRISES, INC. AND SUBSIDIAIRES


CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended May 31, 1997, 1996 and 1995

                                                              1997             1996             1995
                                                        -------------    -------------     ------------
Cash flows from operating activities:
  Net income                                             $  3,487,835     $   3,375,234     $  5,154,214
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                         2,853,024         2,485,533        2,856,445
      Compensation related to stock plan                       --                --                3,509
      Salary continuation benefits                            225,948           224,305          120,396
      Deferred income taxes                                    61,000       (    30,000)     (   150,000)
      Gain on sale of property and equipment              (   397,772)      (   326,797)     (   457,385)
      Donation of property                                     --               134,000           --
      Gain on disposal of discontinued business                --                --          (       252)
      Income from operations of discontinued business          --                --          (     2,490)
      Dividends received from discontinued business            --                --               53,375
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable          ( 1,843,864)          735,096      (   756,811)
      (Increase) in inventories                           (   624,468)      (   217,526)     (   303,593)
      Decrease (increase) in prepaid expenses                 104,764       (   336,495)     (     1,291)
      (Increase) in other assets -- long-term             (   404,980)      (   383,704)     (   276,622)
      Increase (decrease) in accounts payable               2,582,340       (   285,889)         279,375
      Increase (decrease) in accrued income taxes             233,605       (   135,217)         135,217
      (Decrease) increase in accrued expenses             (    57,228)           11,214      (    73,075)
                                                         ------------      ------------     ------------
        Net cash provided by operating activities           6,220,204         5,249,754        6,581,012
                                                         ------------      ------------     ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment               ( 3,636,960)      ( 6,293,499)     ( 1,477,321)
  Proceeds from sale of property, plant and equipment         423,656           404,742          568,727
  Net proceeds from disposal of discontinued business          --                --            2,050,252
  Investment securities available-for-sale:
    Purchases                                             (11,673,398)      (12,625,052)     (85,802,956)
    Proceeds from disposals                                14,938,643        19,076,530       85,497,783
                                                         ------------      ------------     ------------
        Net cash provided by investing activities              51,941           562,721          836,485
                                                         ------------      ------------     ------------
Cash flows from financing activities:
  Payments of current installment of long-term debt            --                --          (    71,366)
  Purchase of treasury shares                                  --           (   483,000)     ( 1,883,106)
  Proceeds from sale of treasury stock                         --                --              182,500
  Cash dividends paid                                     ( 5,828,344)      ( 5,725,894)     ( 5,663,997)
                                                         ------------      ------------     ------------
        Net cash (used in) financing activities           ( 5,828,344)      ( 6,208,894)     ( 7,435,969)
                                                         ------------      ------------     ------------
Net increase (decrease) in cash and cash equivalents       11,443,801       (   396,419)     (    18,472)
Cash and cash equivalents at beginning of year                227,173           623,592          642,064
                                                         ------------      ------------     ------------
Cash and cash equivalents at end of year                 $    670,974      $    227,173     $    623,592
                                                         ============      ============     ============

Supplemental information:
  Cash paid during the year for:
    Income taxes                                         $  1,103,222      $  2,299,579     $  3,101,623
    Interest                                             $     --          $     --         $     --


See Accompanying Notes to Consolidated Financial Statements.



GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended May 31, 1997, 1996 and 1995

                                              Additional                                                       Unrealized
                                 Common         Paid-in        Retained        Treasury         Deferred      Gains (Losses)
                                  Stock         Capital        Earnings         Shares        Compensation    on Securities
                               ----------     ----------     -----------     ------------     ------------    --------------
Balance, May 31, 1994          $9,219,195     $6,528,147     $37,031,156     $(7,137,457)     $ ( 12,572)     $    --
  Net income                       --             --           5,154,214          --              --               --
  Cash dividends declared --
    $.46 per share                 --             --         ( 5,663,997)         --              --               --
  Purchase of shares
    for Treasury                   --             --              --          (1,883,106)         --               --
  Stock options exercised          --          (  28,593)         --             202,030           9,063           --
  Amortization of deferred
    compensation                   --             --              --              --               3,509           --
  Unrealized gains
    on securities
    available-for-sale             --             --              --              --              --               68,814
                               ----------     ----------     -----------     -----------      ----------      -----------
Balance, May 31, 1995           9,219,195      6,499,554      36,521,373      (8,818,533)         --               68,814
  Net income                       --             --           3,375,234          --              --               --
  Cash dividends declared --
    $.47 per share                 --             --         ( 5,725,894)         --              --               --
  Purchase of shares
     for Treasury                  --             --              --          (  483,000)         --               --
  Unrealized (losses)
    on securities
    available-for-sale             --             --              --              --              --              (74,816)
                               ----------     ----------     -----------     -----------      ---------       -----------
Balance, May 31, 1996           9,219,195      6,499,554      34,170,713      (9,301,533)         --              ( 6,002)
  Net income                       --             --           3,487,835          --              --               --
  Cash dividends declared --
    $.48 per share                 --             --         ( 5,828,344)         --              --               --
  Unrealized gains
    on securities
    available-for-sale             --             --              --              --              --               11,375
                               ----------     ----------     -----------     -----------      --------        -----------
Balance, May 31, 1997          $9,219,195     $6,499,554     $31,830,204     $(9,301,533)     $   --          $     5,373
                               ==========     ==========     ===========     ===========      ========        ===========


See Accompanying Notes to Consolidated Financial Statements.



GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 1997, 1996 and 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Golden Enterprises, Inc. And its wholly-owned subsidiaries: Golden Flake Snack Foods, Inc., Steel City Bolt & Screw, Inc. and Nall & Associates, Inc. (the "Company"). All significant intercompany transactions and balances have been eliminated.

Discontinued Operations

     On January 31, 1995, the Company disposed of its investment in its wholly-owned subsidiaries, Steel City Bolt & Screw, Inc. and Nall & Associates, Inc. (The Steel City group) for cash. Accordingly, the Steel City group's income from operations, previously reported in the bolt and other fasteners segment of business, is reported as income from operations of discontinued business. The consolidated financial statements have been reclassified to report separately the operating results of the discontinued business. The Company's consolidated financial statements and notes to consolidated financial statements have been restated to reflect comparative information on the continuing business.

Revenue Recognition

     The Company recognizes sales and related costs upon delivery or shipment of products to its customers.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Investment Securities

     Investment securities at May 31, 1997 are principally instruments of the U.S. Government and its agencies, of municipalities and of short-term mutual municipal and corporate bond funds. Effective June 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement, among other things, requires investment securities (bonds, notes, common stock and preferred stocks) to be divided into one of three categories: held-to-maturity, available-for-sale, and trading. The Company currently classifies all investment securities as available-for-sale. Under SFAS 115 securities accounted for as available-for-sale includes bonds, notes, common stock and non-redeemable preferred stock not classified as either held-to-maturity or trading. Securities available-for-sale are reported at fair value, adjusted for other-than-temporary declines in value. Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of stockholders' equity until realized. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

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

Inventories

     Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method. The opening and closing inventories used in computing cost of sales are as follows:

          Date                                   Amount
      ------------                             ----------
      May 31, 1995                             $4,554,846
      May 31, 1996                              4,772,372
      May 31, 1997                              5,396,840


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

Employee Benefit Plans

     The Company has trusteed "Qualified Profit-Sharing Plans" that were amended and restated effective June 1, 1996 to add a 401(k) salary reduction provision. Under this provision, employees can contribute up to fifteen percent of their compensation to the plan on a pretax basis subject to regulatory limits; and the Company, at its discretion, can match up to 4 percent of the participants' compensation. The annual contributions to the plans are determined by the applicable Board of Directors. Total plan expenses for the years ended May 31, 1997, 1996 and 1995 were $505,622, $518,597 and
$518,663, respectively.

     The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual contributions to the plan are amounts determined by the Board of Directors of the Company. Annual contributions are made in cash or common stock of the Company. The Employee Stock Ownership Plan expenses for the years ended May 31, 1997, 1996 and 1995 were $51,260, $53,809 and $103,823, respectively. Each participant's account is credited with an allocation of shares acquired with the Company's annual contributions, dividends received on ESOP shares and forfeitures of terminated participant's nonvested accounts.

     The contributions to the Profit-Sharing Plans and the Employees Stock Ownership Plan may not exceed fifteen percent of the total compensation of all participating employees. The Company expects to continue these plans indefinitely; however, the rights to modify, amend or terminate the plans have been reserved.

     The Company has a salary continuation plan with certain of its key officers whereby monthly benefits will be paid for a period of fifteen years following retirement. The Company is accruing the present value of such retirement benefits until the key officers reach normal retirement age.

Stock Options and Long-Term Incentive Plans

     The Company has a stock option plan and a long-term incentive plan currently in effect under which future grants may be issued: the 1988 Stock Option and Stock Appreciation Plan (the 1988 Plan) and the 1996 Long-Term Incentive Plan (the 1996 Plan). The Plans are administered by the Stock Option Committee of the Board of Directors, which has sole discretion, subject to the terms of the Plans, to determine those employees including executive officers, eligible to receive awards and the amount and type of such awards. The compensation committee also has the authority to interpret the Plans, formulate the terms and conditions of award agreements, and make all other determinations required in the administration thereof.

     The 1988 Plan provides that non-qualified stock options and stock appreciation rights may be granted to key employees for up to 400,000 shares of the Company's common stock. The options and stock appreciation rights are exercisable three years after date of grant. The option price may be less than, equal to or greater than the fair market value of the stock on the date of grant. Each stock appreciation right entitles the option holder, upon exercise of the related stock option, to receive from the Company the amount of the appreciation in the underlying common stock as determined by the excess of the fair market value of a share of common stock on the exercise date of the related stock option over the option price. The options and stock appreciation rights granted, if not exercised, will expire three months from the date they are exercisable. As of May 31, 1997, options and stock appreciation rights had been granted for 145,000 shares (net of 13,000 shares forfeited) at an option price of $6 per share and for 79,500 shares (net of 6,000 shares forfeited) at an option price of $5 per share. 36,500 shares were exercised at $5 per share during the fiscal year ended May 31, 1995. There were no stock options and stock appreciation rights outstanding under this Plan at May 31, 1997, 1996 and 1995; however, there were 175,500 shares available for granting of additional options. The 1988 Plan expires July 6, 2002 except as to options and stock appreciation rights outstanding on that date; but, the rights to amend, suspend or terminate the Plan have been reserved.

     The 1996 Plan provides for the granting of "Incentive Stock Options" as defined under the Internal Revenue Code. Under the Plan, grants may be made to selected officers and employees, of incentive stock options with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company's stock at the date of grant. Five hundred thousand shares of the Company's stock have been reserved for issuance under this Plan. As of May 31, 1997, Incentive Stock Options have been granted for 300,000 shares leaving 200,000 shares available for future options. Following is a summary of transactions:

                                                     Shares Under Option
                                               ------------------------------
                                                 1997        1996      1995
                                               ---------     -----     -----
     Outstanding -- beginning of the year          --          --        --
          Granted                                300,000       --        --
          Exercised                                --          --        --
          Forfeited                               (--)        (--)      (--)
                                                ---------    -----     -----
     Outstanding -- end of year                  300,000       --        --
                                                =========    =====     =====


     In October, 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation ("FAS 123"). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principals Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees," and the related interpretations or selecting the fair value method of expense recognition as described in Statement No.
123. The Company has elected to follow ABP25 in accounting for its employee stock options. Pro forma information regarding net income and earnings per share is required by FAS123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement in measuring compensation costs as presented below for the year ended May 31, 1997.

                                                     1997
                                                 -------------
     Net income:
          As reported                             $3,487,835
          Pro forma                                3,279,935
     Net income per share:
          As reported                             $      .29
          Pro forma                                      .27

     The fair value of these options was estimated to be $1.05 per share at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 5.20%; expected option life of 7.50 years; expected volatility factor of 0.150; and a risk free rate of 6.62%.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect an options fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Income Taxes

     Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements.
Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Net Income Per Share

     Net income per share computations are based on the weighted average number of shares outstanding of 12,205,950 in 1997; 12,243,283 in 1996 and 12,376,769 in 1995. Stock options were not included in these computations as their effect was not material.

Postretirement Benefits Other than Pensions

     In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard requires employers to account for retiree benefit obligations (principally for health care) on an accrual basis (rather than on a "pay-as-you-go basis) for fiscal years beginning after December 15, 1992, although recognition in an earlier year was permitted. The Company adopted the standard on June 1, 1993; however, the implementation of the standard did not have a material impact on the financial statements of the Company.

Disclosures About Fair Value of Financial Instruments

     In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), which requires companies to disclose fair value information about certain financial instruments. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

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

Postemployment Benefits

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The standard requires employers to accrue, for fiscal years beginning after December 15, 1993 with earlier adoption permitted, for benefits provided to former or inactive employees after employment but prior to retirement. The Company adopted the standard in fiscal 1996; however, the implementation of the standard did not have a material impact on the financial statements of the Company.

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

NOTE 2 -- INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains and losses and fair value of the investment securities available-for-sale are as follows:

                                                                May 31, 1997
                                            ------------------------------------------------------
                                                             Gross          Gross
                                             Amortized     Unrealized     Unrealized
                                                Cost          Gains       Losses       Fair Value
                                            -----------    ----------    -----------   -----------
          U.S. Government (See Note 5)      $ 2,288,343     $  9,103     $    --       $ 2,297,446
          Municipal obligations                 150,708          --           708          150,000
          Mutual funds                        1,565,367          --           --         1,565,367
                                            -----------     --------     --------      -----------
            Total                           $ 4,004,418     $  9,103     $    708      $ 4,012,813
                                            ===========     ========     ========      ===========

                                                                 May 31, 1996
                                            ------------------------------------------------------
                                                              Gross         Gross
                                             Amortized      Unrealized    Unrealized
                                                Cost           Gains      Losses       Fair Value
                                            -----------     ----------   -----------   -----------
          U.S. Government (See Note 5)      $ 2,296,250     $  4,687     $    --       $ 2,300,937
          Municipal obligations               2,549,406          --        14,065        2,535,341
          Mutual funds                        2,424,007          --           --         2,424,007
                                            -----------     --------     --------      -----------
            Total                           $ 7,269,663     $  4,687     $ 14,065      $ 7,260,285
                                            ===========     ========     ========      ===========


     Maturities of investment securities classified as available-for-sale at May 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.


                                                    Amortized
                                                       Cost        Fair Value
                                                   -----------     -----------
     Investment securities available-for-sale:
          Due within one year                      $ 4,004,418     $ 4,012,813
          Due after one year through three years        --               --
                                                   -----------     -----------
            Total                                  $ 4,004,418     $ 4,012,813
                                                   ===========     ===========


     Proceeds from sales of investment securities available-for-sale during fiscal 1997 and 1996 were $14,938,643 and $19,076,530, respectively. Gross gains of $18,336 and $31,193 for fiscal 1997 and 1996, respectively, were realized on those sales.


NOTE 3 -- LONG-TERM LIABILITIES

     Long-term liabilities consisted of salary continuation benefits accrued under the Company's salary continuation plan in the amounts of $1,049,175 and $823,227 at May 31, 1997 and 1996, respectively.

     Aggregate annual maturities of long-term liabilities within each of the next five fiscal years following May 31, 1997 are as follows: 1998 through 2002, $-0-.

NOTE 4 -- INCOME TAXES

     The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and the actual income tax expense follows:

                                                  1997           1996           1995
                                               ----------     ----------     ----------
     Tax on income at statutory rates          $1,809,000     $1,726,000     $2,821,000
     Increases (decreases) resulting from:
          State income taxes, less Federal
               income tax benefit                 166,000        168,000        290,000
          Tax exempt interest                     (39,000)       (72,000)       (57,000)
          Tax benefit of donated property            --         (134,000)          --
          Other -- net                           (104,000)        12,000         92,000
                                               ----------     ----------     ----------
            Total                              $1,832,000     $1,700,000     $3,146,000
                                               ==========     ==========     ==========


     The tax effects of temporary differences that result in deferred tax liabilities are as follows:

                                                        1997           1996
                                                     ----------     ----------
     Property and equipment                          $2,267,250     $2,092,969
     Accrued expenses                                  (119,065)        (5,527)
     Net unrealized gains (losses) on investment
          securities available-for-sale                   3,022         (3,376)
                                                     ----------     ----------
            Total                                    $2,151,207     $2,084,066
                                                     ==========     ==========


     The income tax effects of changes in temporary differences are as follows:

                                       1997           1996            1995
                                    ----------     ----------      -----------
     Property and equipment         $  174,000     $   51,000      $  (146,000)
     Accrued expenses                 (113,000)       (81,000)        (  4,000)
                                    ----------     ----------      -----------
        Total                       $   61,000     $  (30,000)     $  (150,000)
                                    ==========     ==========      ===========



NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     Rental expenses were $702,270 in 1997, $541,744 in 1996 and $540,284 in 1995. At May 31, 1997, the Company was obligated under certain leases (which have not been capitalized) for buildings, office space and equipment. The following amounts represent future payment commitments under these leases:

     Years Ending     Buildings and
        May 31,       Office Space       Equipment        Total
     ------------     -------------      ---------      --------
         1998            $15,000         $226,000       $241,000
         1999               --            131,000        131,000
         2000               --             22,000         22,000

     One of the subsidiaries leases equipment from a company which is principally owned by a major shareholder of Golden Enterprises, Inc. The terms of these leases are equal to or better than those available from unaffiliated third parties.

     The Company had investment securities with a fair value of $2,297,446 and $2,300,937 pledged to its insurance carrier to support the Company's commercial self-insurance program at May 31, 1997 and 1996, respectively.


NOTE 6 -- CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

     The Company maintains its cash accounts primarily with banks located in Alabama. The total cash balances are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with two Alabama banks at May 31, 1997 that exceeded the balance insured by the F.D.I.C. in the amount of $325,596.

     The Company's trade receivables result primarily from its snack food operations and reflect a broad customer base, primarily large grocery chains located in the southeastern United States. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited.


NOTE 7 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations of the years ended May 31, 1997, 1996 and 1995:

                                                                                Per Share
                                                                           --------------------
                           Total Revenues     Income from                  Income from
     Quarter               from Continuing    Continuing                   Continuing      Net
     -------                   Operations     Operations     Net Income    Operations    Income
                             ------------    -----------    -----------    -----------   ------
     1997
     ----
     First                   $ 34,345,727     $1,198,974     $1,198,974       $.10        $.10
     Second                    33,066,321        650,002        650,002        .05         .05
     Third                     35,736,176        471,031        471,031        .04         .04
     Fourth                    35,565,158      1,167,828      1,167,828        .10         .10
                             ------------     ----------     ----------    -----------   ------
       For the year          $138,713,382     $3,487,835     $3,487,835       $.29        $.29
                             ============     ==========     ==========    ===========   ======

     1996
     ----
     First                   $ 33,247,256     $1,440,823     $1,440,823       $.12        $.12
     Second                    29,829,016        835,589        835,589        .07         .07
     Third                     31,178,423        509,234        509,234        .04         .04
     Fourth                    33,570,140        589,588        589,588        .05         .05
                             ------------     ----------     ----------    -----------   ------
       For the year          $127,824,835     $3,375,234     $3,375,234       $.28        $.28
                             ============     ==========     ==========    ===========   ======

    1995
    ----
     First                   $ 31,814,543     $1,317,709     $1,341,057       $.11        $.11
     Second                    30,194,288      1,176,782      1,177,953        .09         .09
     Third                     32,608,859      1,231,273      1,209,496        .10         .10
     Fourth                    34,827,716      1,425,708      1,425,708        .12         .12
                             ------------     ----------     ----------    -----------   ------
       For the year          $129,445,406     $5,151,472     $5,154,214       $.42        $.42
                             ============     ==========     ==========    ===========   ======


NOTE 8 -- SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

     The following tabulation gives certain supplementary statement of income information for continuing operations for the years ended May 31, 1997, 1996 and 1995:

                                       1997            1996            1995
                                   -----------     -----------     -----------
  Maintenance and repairs          $ 5,328,776     $ 4,919,783     $ 4,757,679
  Depreciation and amortization      2,853,024       2,485,533       2,856,445
  Payroll taxes                      2,867,871       2,611,995       2,581,797
  Advertising costs                 21,202,756      21,058,226      19,984,946


     Amounts for depreciation and amortization of intangible assets, royalties, other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.


GOLDEN ENTERPRISES , INC. AND SUBSIDIARIES

               SUPPLEMENTARY FINANCIAL INFORMATION

           Selected quarterly financial data for the fiscal years ended May 31, 1997 and 1996 (unaudited)

      (Dollar amounts in thousands, except per share data)

                                     First      Second       Third      Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                    -------     -------     -------     -------
1997
----
Total revenues                      $34,346     $33,066     $35,736     $35,565
                                    =======     =======     =======     =======
Income before income taxes          $ 1,857     $   944     $   786     $ 1,733
                                    =======     =======     =======     =======
Net income                          $ 1,199     $   650     $   471     $ 1,168
                                    =======     =======     =======     =======
Net income per share                $   .10     $   .05     $   .04     $   .10
                                    =======     =======     =======     =======
Cash dividends per share            $ .1175     $   .12     $   .12     $   .12
                                    =======     =======     =======     =======
1996
----
Total revenues                      $33,247     $29,829     $31,178     $33,570
                                    =======     =======     =======     =======
Income before income taxes          $ 2,289     $ 1,233     $   823     $   730
                                    =======     =======     =======     =======
Net income                          $ 1,441     $   835     $   509     $   590
                                    =======     =======     =======     =======
Net income per share                $   .12     $   .07     $   .04     $   .05
                                    =======     =======     =======     =======
Cash dividends per share            $ .1150     $ .1175     $ .1175     $ .1175
                                    =======     =======     =======     =======



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

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. -- EXECUTIVE COMPENSATION

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    With the exception of a description of Executive Officers of The Registrant which appears on page 5 herein, Part III is omitted because prior to September 28, 1997, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                             PART IV

            ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES

    The following consolidated financial statements of Golden
Enterprises, Inc. and subsidiary required to be included in Item 8 are listed below:

     Consolidated Balance Sheets -- May 31, 1997 and 1996

     Consolidated Statements of Income -- Years ended May 31, 1997,
        1996 and 1995

     Consolidated Statements of Changes in Stockholders' Equity --
        Years ended May 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows -- Years ended May 31,
        1997, 1996 and 1995

     Notes to Consolidated Financial Statements

    The following consolidated financial statements schedule is included in Item 14(d):

     Schedule II -- Valuation and Qualifying Accounts

    All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

    3. Exhibits:

     10.1 -- A copy of 1996 Long Term Incentive Plan


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

GOLDEN ENTERPRISES, INC.

By  /s/ John H. Shannon                             August 26, 1997
   --------------------                             ---------------
        John H. Shannon                                  Date
        Vice President, Principal Financial
        Officer and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                    Title                        Date
     ---------                    -----                        ----
/s/ John S. Stein                 Chairman of the Board,       August 26, 1997
    --------------------------    President, Chief Executive
    John S. Stein                 Officer and Director

/s/ John H. Shannon               Vice President, Secretary,   August 26, 1997
    --------------------------    Principal Financial Officer
    John H. Shannon               and Controller

/s/ F. Wayne Pate                 Director                     August 26, 1997
    --------------------------
    F. Wayne Pate

/s/ Edward R. Pascoe              Director                     August 26, 1997
    --------------------------
    Edward R. Pascoe

/s/ John P. McKleroy, Jr.         Director                     August 26, 1997
    --------------------------
    John P. McKleroy, Jr.

/s/ James I. Rotenstreich         Director                     August 26, 1997
    --------------------------
    James I. Rotenstreich

/s/ John S. P. Samford            Director                     August 26, 1997
    --------------------------
    John S. P. Samford

/s/ D. Paul Jones, Jr.            Director                     August 26, 1997
    --------------------------
    D. Paul Jones, Jr.

/s/ J. Wallace Nall, Jr.          Director                     August 26, 1997
    --------------------------
    J. Wallace Nall, Jr.

/s/ Joann F. Bashinsky            Director                     August 26, 1997
    --------------------------
    Joann F. Bashinsky


                                                      SCHEDULE II

            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS

             Years ended May 31, 1995, 1996 and 1997

                                                 Additions
                                   Balance at    Charged to                   Balance
                                   Beginning     Costs and                    at End
Allowance for Doubtful Accounts     of Year      Expenses      Deductions     of Year
-------------------------------    ----------    ----------    ----------     -------
Year ended May 31, 1995             $ 10,000     $ 11,690       $ 11,690      $ 10,000
                                    ========     ========       ========      ========
Year ended May 31, 1996             $ 10,000     $  9,549       $  9,549      $ 10,000
                                    ========     ========       ========      ========
Year ended May 31, 1997             $ 10,000     $145,853       $145,853      $ 10,000
                                    ========     ========       ========      ========



                        INDEX TO EXHIBITS

Exhibit Number                                                Page

     10.1     A copy of 1996 Long Term Incentive Plan          33




                         EXHIBIT NUMBER
                              10.1

             A copy of 1996 Long Term Incentive Plan



                    GOLDEN ENTERPRISES, INC.

                  1996 Long Term Incentive Plan

     Section 1. PURPOSE OF THE PLAN; DEFINITIONS. The purpose of the Golden Enterprises, Inc. 1996 Long Term Incentive Plan (the "Plan") is to further the growth in earnings and market appreciation of Golden Enterprises, Inc. (the "Corporation"). The Plan provides long-term incentives to those officers and key employees of the Corporation or its subsidiaries who make substantial contributions to the Corporation through their ability, loyalty, industry and invention. The Corporation intends that the Plan will thereby facilitate securing, retaining and motivating officers and key employees of high caliber and good potential.

     For purposes of the Plan, the following terms shall be defined as set forth below:

     (a) "Board" means the Board of Directors of the Corporation.

     (b) "Cause" means (i) a willful and material violation of federal, state and/or local laws and regulations, (ii) dishonesty,
(iii) theft, (iv) fraud, (v) embezzlement, (vi) commission of a felony or a crime involving moral turpitude, (vii) substantial dependence or addiction to alcohol or any drug, (viii) conduct disloyal to the Corporation or its affiliates, or (ix) willful dereliction of duties or disregard of lawful instructions or directions of the officers or directors of the Corporation or its affiliates relating to a material matter.

     (c) "Code" means the Internal Revenue Code of 1986, as amended, or any successors thereto.

     (d) "Committee" means the Stock Option Committee of the Board.

     (e) "Common Stock" means the common stock, par value $.66 2/3 per share, of the Corporation.

     (f) "Corporation" means Golden Enterprises, Inc., a Delaware corporation.

     (g) "Disability" means total and permanent disability as determined under the Corporation's long-term disability plan.

     (h) "Disinterested Person" shall mean an individual who qualifies as a "disinterested person" within the meaning set forth in Rule 16b-3(d)(3) as promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, or any successor definition adopted by the Commission and who qualifies as an "outside director" within the meaning set forth in
Section 162(m) of the Code and the regulations promulgated thereunder, or any successor definition thereto.

     (i) "Early Retirement" means retirement from active employment with the Corporation or its Subsidiary on or after the date on which the participant reaches the age of 55 but before the date on which the participant reaches the age of 65.

     (j) "Fair Market Value" means, as of any given date, the closing price of the Common Stock (or if no transactions were reported on such date, on the next preceding date on which transactions were reported) in the principal market in which such Common Stock is traded on such date.

     (k) "Incentive Stock Option" means any Stock Option intended to be and designated as an "Incentive Stock Option" within the meaning of Section 422 of the Code.

     (l) "Non-Qualified Stock Option" means any Stock Option that is not an Incentive Stock Option.

     (m) "Normal Retirement" means retirement from active employment with the Corporation or its Subsidiary on or after the date on which the participant reaches the age of 65.

     (n) "Performance Units" means an award granted to a participant pursuant to Section 9 hereof contingent upon achieving certain performance targets.

     (o) "Plan" means the Golden Enterprises, Inc. 1996 Long Term
Incentive Plan.

     (p) "Restricted Stock" means an award of shares of Common
Stock granted to a participant pursuant to and subject to the restrictions set forth in Section 10 hereof.

     (q) "Stock Appreciation Rights" means a right granted under
Section 8 hereof, which entitles the holder to receive cash or Common Stock in an amount equal to the excess of (a) the Fair Market Value of a specified number of shares of Common Stock at the time of exercise over (b) a specified price.

     (r) "Stock Option" means any option to purchase shares of Common Stock granted pursuant to Section 7 hereof.

     (s) "Subsidiary" means any corporation in an unbroken chain of corporations beginning with the Corporation if each of the corporations (other than the last corporation in the unbroken chain) owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

     (t) "Ten Percent Shareholder" means a person who owns (after taking into account the attribution rules of Code Section 424(d)) more than ten percent (10%) of the total combined voting power of all classes of stock of the Corporation.

     Section 2. ADMINISTRATION.

     (a) The Plan shall be administered by the Committee. The Committee shall be appointed by the Board and shall consist of three or more members of the Board who are Disinterested Persons. No member of the Committee shall be eligible to receive awards under the Plan while serving on the Committee, and no member of the Committee shall have been eligible to receive awards for one year prior to serving on the Committee. The Committee shall have full and final authority in its discretion to interpret the provisions of the Plan (and any agreements relating thereto) and to decide all questions of fact arising in its application; to determine the employees to whom awards shall be made under the Plan; to determine the type of award to be made and the amount, size, terms and conditions of each such award; to determine and establish additional terms and conditions not inconsistent with the Plan for any agreements entered into with participants in connection with the Plan; to determine the time when awards will be granted and when rights may be exercised, which may be after termination of employment; to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it shall, from time to time, deem advisable; and to make all other determinations necessary or advisable for the administration of the Plan.

     (b) A majority of the Committee shall constitute a quorum, and the action of a majority of members of the Committee present at any meeting at which a quorum is present, or acts unanimously adopted in writing without the holding of a meeting, shall be the acts of the Committee. Any decision made, or action taken, by the Committee arising out of or in connection with the interpretation and administration of the Plan shall be final and conclusive; provided, however, that any such decision made, or action taken, may be reviewed by the Board, in which event the determination of the Board shall be final and conclusive. This provision shall not be construed to grant to any person any right to review by the Board of any decision made or action taken by the Committee.

     (c) Neither the Board, the Stock Option Committee, nor any member of either shall be liable for any act, omission, interpretation, construction or determination made in connection with the Plan in good faith; and the members of the Board may be entitled to indemnification and reimbursement by the Corporation in respect of any claim, loss, damage or expense (including attorney's fees) arising therefrom to the full extent permitted by law and under any directors' and officers' liability insurance that may be in effect from time to time, in all events as a majority of the Board then in office may determine from time to time, as evidenced by a written resolution thereof. In addition, no member of the Board and no employee of the Corporation shall be liable for any act or failure to act hereunder, by any other member or other employee or by any agent to whom duties in connection with the administration of this Plan have been delegated or for any act or failure to act by such member or employee, in all events except in circumstances involving such member's or employee's bad faith, gross negligence, intentional fraud, or violation of a statute.

     Section 3. PARTICIPANTS. Persons eligible to participate in the Plan shall be those officers and key employees of the Corporation or its Subsidiaries who are in positions in which their decisions, actions and counsel significantly impact the performance of the Corporation or its Subsidiaries. Directors of the Corporation who are not otherwise salaried employees of the Corporation shall not be eligible to participate in the Plan.

     Section 4. AWARDS UNDER THE PLAN. Awards by the Committee under the Plan may be in the form of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Performance Units, Restricted Stock, supplemental cash payments and such other forms as the Committee may, in its discretion, deem appropriate, including any combination of the above. No fractional shares shall be issued under the Plan, and the minimum value of any shares issued under the Plan shall be the par value at the time of award.

     Section 5. SHARES SUBJECT TO PLAN.

     (a) The shares that may be issued under the Plan shall not exceed in the aggregate 500,000 shares of Common Stock. Such shares may be authorized and unissued shares or treasury shares. Except as otherwise provided herein, any shares subject to an option or right which for any reason expires or is terminated unexercised as to such shares shall again be available under the Plan.

     (b) The maximum number of shares subject to awards which may be granted under the Plan to any individual in any one year is 100,000 (subject to appropriate adjustments to reflect changes in the capitalization of the Corporation).

     (c) In the event of any change in the outstanding Common Stock of the Corporation by reason of a stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares or otherwise, the Committee shall adjust the number of shares of Common Stock which may be issued under the Plan and the Committee shall provide for an equitable adjustment of any shares issuable pursuant to awards outstanding under the Plan.

     Section 6. EFFECTIVE DATE. The effective date of this Plan shall be the date it is adopted by the Board, provided that the stockholders of the Corporation shall approve this Plan in accordance with Rule 16b-3 of the Securities Exchange Act of 1934 and, to the extent this Plan provides for the issuance of Incentive Stock Options, the stockholders of the Corporation shall approve those portions of this Plan related to the granting of Incentive Stock Options within twelve (12) months after the date of adoption. If any awards are granted under the Plan before the date of such stockholder approval, such awards automatically shall be granted subject to such approval.

     Section 7. STOCK OPTIONS. Stock options may be granted either alone or in addition to other awards granted under the Plan. Any Stock Option granted under the Plan shall be in such form as the Committee may from time to time approve, and the provisions of Stock Option awards need not be the same with respect to each optionee. Each Stock Option shall be evidenced by a written option agreement that shall specify, among other things, the type of Stock option granted, the option price, the duration of the Stock Option, the number of shares of Common Stock to which the Stock option pertains, and the schedule on which such Stock Options become exercisable.

     The Stock Options granted under the Plan may be of two types:
(i) Incentive Stock Options and (ii) Non-Qualified Stock Options.

     The Committee shall have the authority to grant any optionee Incentive Stock Options, Non-Qualified Stock Options, or both types of Stock Options (in each case with or without Stock Appreciation Rights). To the extent that any Stock Option does not qualify as an Incentive Stock Option, it shall constitute a separate Non-Qualified Stock Option.

     Anything in the Plan to the contrary notwithstanding, no term of the Plan relating to Incentive Stock options shall be interpreted, amended or altered, nor shall any discretion or authority granted under the Plan be so exercised, so as to disqualify either the Plan or any Incentive Stock Option under
Section 422 of the Code. Notwithstanding the foregoing, in the event an optionee voluntarily disqualifies a Stock Option as an Incentive Stock Option within the meaning of Section 422 of the Code, the Committee may, but shall not be obligated to, make such additional grants, awards or bonuses as the Committee shall deem appropriate, to reflect the tax savings to the Corporation which result from such disqualification.

     Stock options granted under the Plan shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Committee shall deem desirable:

     (a) Option Price. The option price per share of Common Stock purchasable under a Stock Option shall be determined by the Committee at the time of grant but shall be not less than the Fair Market Value of the Common Stock on the date of the grant of the Stock Option; provided, however, if the Stock Option is an Incentive Stock Option granted to a Ten Percent Shareholder, the option price for each share of Common Stock subject to such Incentive Stock Option shall be no less than one hundred ten percent (110%) of the Fair Market Value of a share of Common Stock on the date such Incentive Stock option is granted.

     (b) Option Term. The term of each Stock Option shall be fixed by the Committee, but no Stock Option shall be exercisable more than ten (10) years after the date such Stock Option is granted.

     (c) Exercisability. Subject to Section 7(j) hereof with respect to Incentive Stock Options, Stock Options shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Committee at grant. If the Committee provides, in its discretion, that any Stock Option is exercisable only in installments, the Committee may waive such installment exercise provisions at any time, in whole or in part, based on performance and/or such other factors as the Committee may determine in its sole discretion.

     (d) Method of Exercise. Stock Options may be exercised in whole or in part at any time during the option period by giving written notice of exercise to the Corporation specifying the number of shares to be purchased, accompanied by payment in full of the purchase price, in cash, by check or such other instrument as may be acceptable to the Committee. As determined by the Committee, in its sole discretion, at or after grant, payment in full or in part may also be made in the form of unrestricted Common Stock owned by the optionee (based on the Fair Market Value of the Common Stock on the date the option is exercised, as determined by the Committee). No shares of Common Stock resulting from the exercise of a Stock Option shall be issued until full payment therefor has been made. An optionee shall have the rights to dividends or other rights of a stockholder with respect to shares subject to the Stock Option when the optionee has given written notice of exercise and has paid in full for such shares.

     (e) Non-transferability of Options. Except as otherwise set forth in this Section 7(e), no Stock Option shall be transferable by the optionee otherwise than by will or by the laws of descent and distribution; and all Stock Options shall be exercisable, during the optionee's lifetime, only by the optionee. For purposes of paragraphs (f), (g), (h) and (j) of this Section 7, a transferred option may be exercised by the transferee only to the extent that the optionee would have been entitled had the option not been transferred.

     (f) Termination by Death. Unless otherwise determined by the Committee at grant, if any optionee's employment with the Corporation or any Subsidiary terminates by reason of death, the Stock option may thereafter be immediately exercised, to the extent then exercisable (or on such accelerated basis as the Committee shall determine at or after grant), by the legal representative of the estate or by the legatee of the optionee under the will of the optionee, for a period of three (3) years from the date of such death or until the expiration of the stated term of such Stock Option, whichever period is the shorter. In the event of termination of employment by reason of death, if an Incentive Stock Option is exercised after the expiration of the exercise periods that apply for purposes of Section 422 of the Code, such Stock option will thereafter be treated as a Non-Qualified Stock option.

     (g) Termination by Reason of Disability. Unless otherwise determined by the Committee at grant, if any optionee's employment with the Corporation or any Subsidiary terminates by reason of Disability, any Stock Option held by such optionee may thereafter be exercised, to the extent it was exercisable at the time of termination due to Disability (or on such accelerated basis as the Committee shall determine at or after grant), but may not be exercised after three (3) years from the date of such termination of employment or the expiration of the stated term of such Stock Option, whichever period is the shorter; provided, however, that, if the optionee dies within such three year period, any unexercised Stock Option held by such optionee shall thereafter be exercisable to the extent to which it was exercisable at the time of death for a period of twelve (12) months from the date of such death or for the stated term of such Stock option, whichever period is the shorter. In the event of termination of employment by reason of Disability, if an Incentive Stock option is exercised after the expiration of the exercise periods that apply for purposes of
Section 422 of the Code, such Stock Option will thereafter be treated as a Non-Qualified Stock Option.

     (h) Termination by Reason of Retirement. Unless otherwise determined by the Committee at grant, if an optionee's employment with the Corporation or any Subsidiary terminates by reason of Normal Retirement or Early Retirement (with Committee consent), under a formal plan or policy of the Corporation, any Stock option held by such optionee shall expire upon the earlier of (i) the expiration date set forth in the Stock Option agreement to which such Stock Option is subject, or (ii) three (3) years from the date of such Normal or Early Retirement. An optionee shall not be deemed to have retired during any leave of absence of the optionee authorized by the Corporation or any Subsidiary under its standard personnel practices. In the event of termination of employment by reason of Retirement, if an Incentive Stock Option is exercised after the exercise periods that apply for purposes of Section 422 of the Code, such Stock Option will thereafter be treated as a Non-Qualified Stock option.

     (i) Termination for Other Reasons. Except as provided in 7(f),
(g) and (h), or except as otherwise determined by the Committee, all Stock Options shall terminate upon the termination of the optionee's employment.

     (j) Limit on Value of Incentive Stock Option First Exercisable Annually. The aggregate Fair Market Value (determined at the time of grant) of the Common Stock for which Incentive Stock Options are exercisable for the first time by an optionee during any calendar year under the Plan (and/or any other stock option plans of the Corporation or any Subsidiary) shall not exceed $100,000.

     Section 8. STOCK APPRECIATION RIGHTS. Stock Appreciation Rights shall be evidenced by Stock Appreciation Rights agreements in such form not inconsistent with the Plan as the Committee shall approve from time to time, which agreements shall contain in substance the following terms and conditions:

     (a) Award. A Stock Appreciation Right shall entitle the grantee to receive upon exercise the excess of (a) the Fair Market Value of a specified number of shares of Common Stock at the time of exercise over (b) a specified price which shall not be less than one hundred percent (100%) of the Fair Market Value of the Common Stock at the time the Stock Appreciation Right was granted, or, if granted in connection with a previously issued Stock option, not less than 100% of the Fair Market Value of the Common Stock at the time such option was granted. A Stock Appreciation Right may be granted in connection with all or any portion of a previously or contemporaneously granted Stock Option (including, in addition to options granted under the Plan, options granted under other plans of the Corporation) or not in connection with a Stock Option.

     (b) Term. Stock Appreciation Rights shall be granted for a period of not more than ten (10) years and shall be exercisable in whole or in part, at such time or times, and subject to such other terms and conditions as shall be prescribed by the Committee at the time of grant.

     (c) Payment. Upon exercise of a Stock Appreciation Right, payment shall be made in the form of Common Stock (at the Fair
Market Value on the date of exercise), in cash, or in a combination thereof, as the Committee may determine.

     (d) Effect on Shares. The exercise of a Stock Appreciation Right, where payment is made in the form of Common Stock, shall be treated as the issuance of Common Stock for purposes of calculating the maximum number of shares which have been issued under the Plan.

     (e) Stock Appreciation Right Granted with Incentive Stock Option. A Stock Appreciation Right granted in connection with an Incentive Stock Option may be exercised only if and when the Fair Market Value of the Common Stock subject to the Incentive Stock Option exceeds the exercise price of such Stock Option.

     (f) Termination of Stock Appreciation Rights. An employee who voluntarily terminates employment or whose employment is terminated involuntarily for Cause will forfeit all Stock Appreciation Rights.

     Section 9. PERFORMANCE UNITS. Performance Units shall be evidenced by performance unit agreements in such form not inconsistent with the Plan as the Committee shall approve from time to time. Such agreements shall contain in substance the following terms and conditions:

     (a) Performance Period. The performance period for a Performance Unit shall be established by the Committee and shall be not more than ten (10) years.

     (b) Valuation of Units. A value for each Performance Unit shall be established by the Committee, together with principal and minimum performance targets to be achieved with respect to the Performance Unit during the performance period. The participant shall be entitled to receive one hundred percent (100%) of the value of the Performance Unit if the principal target is achieved during the performance period but shall be entitled to receive nothing for such Performance Unit if the minimum target is not achieved during the performance period. The participant shall be entitled to receive a stated portion of the value of the Performance Unit for performance during the performance period which meets or exceeds the minimum target but fails to meet the principal target.

     (c) Performance Targets. The performance targets established under the Plan shall relate to the performance of the Corporation or any segment thereof (collectively referred to in this Section 9 as "Corporation's Performance") over the performance period, and may be established in terms of growth in earnings or equity, ratio of earnings to stockholders' equity or to total capital, or any other performance standards as may be determined by the Committee. Multiple targets may be used and may have the same or different weighting; and they may relate to the Corporation's absolute performance or the Corporation's performance as measured against that of other companies, or any other standards as may be determined by the Committee.

     (d) Adjustments. At any time prior to payment of the Performance Units, the Committee may adjust previously established performance targets and other terms and conditions, to reflect major unforeseen events such as changes in laws, regulations or accounting policies or procedures, mergers, acquisitions or divestitures or extraordinary, unusual or nonrecurring items or events.

     (e) Payments of Performance Units. Following the conclusion of each performance period, the Committee shall determine the extent to which performance targets have been attained for such period as well as the other terms and conditions established by the Committee. The Committee shall determine what, if any, payment is due on the Performance Units and whether such payment shall be made in cash, in Common Stock, or partially in cash and partially in Common Stock. Any payments made in Common Stock shall be calculated based on the Fair Market Value of the Common Stock. Payments shall be made as promptly as practicable following the end of the performance period unless deferred subject to such terms and conditions as may be prescribed by the Committee.

     (f) Termination by Death, Disability or Retirement. Any employee granted a Performance Unit pursuant to this Section 9, who, by reason of death, Disability or Normal or Early Retirement, terminates employment before the end of the performance period, may be entitled to receive a portion of any earned Performance Unit. The Committee, in its discretion, will determine the amount, if any, of the Performance Unit earned and the time at which payment will be made.

     (g) Other Termination. An employee who voluntarily terminates employment or whose employment is terminated involuntarily for Cause will forfeit all rights under the Performance Unit.

     (h) Section 162(m) Provisions. Notwithstanding any other provision of the Plan to the contrary, performance targets established by the Committee for the top five most highly compensated officers of the Corporation shall be pre-established objective performance goals within the meaning of Section 162(m) of the Code and treasury regulations promulgated thereunder. Furthermore, and notwithstanding any other provision of the Plan to the contrary, once the Committee has established one or more performance targets with respect to a Performance Unit granted to one of the top five most highly compensated officers of the Corporation, the Committee shall have no discretion to waive or alter the targets after the earlier of (i) the expiration of twenty-five percent (25%) of the performance period or (ii) the date on which the outcome under the targets is substantially certain.

     Section 10. RESTRICTED STOCK AWARDS.

     (a) Administration. Shares of Restricted Stock may be issued either alone or in addition to other awards granted under the Plan. The Committee shall determine the officers and key employees of the Corporation and its Subsidiaries to whom, and the time or times at which, grants of Restricted Stock will be made, the number of shares to be awarded, the price, if any, to be paid by the recipient of Restricted Stock (subject to Section 10(b) hereof), the time or times within which such awards may be subject to forfeiture, and all other conditions of the awards. The Committee may also condition the grant of Restricted Stock upon the attainment of specified performance goals, or such other criteria as the Committee may determine, in its sole discretion. The provisions of Restricted Stock awards need not be the same with respect to each recipient.

     (b) Awards and Certificates. The prospective recipient of an award of shares of Restricted Stock shall not have any rights with respect to such award, unless and until such recipient has executed an agreement evidencing the award (a "Restricted Stock Award Agreement"), has delivered a fully executed copy thereof to the Corporation, and has otherwise complied with the then applicable terms and conditions.

          (i) Awards of Restricted Stock must be accepted within a period of ninety (90) days (or such shorter period as the Committee may specify) after the award date by executing a Restricted Stock Award Agreement and paying whatever price, if any, is required.

          (ii) A stock certificate in respect of shares of Restricted Stock shall be issued in the name of each participant who is awarded Restricted Stock. Such certificate shall be registered in the name of the participant and shall bear an appropriate legend referring to the terms, conditions, and restrictions applicable to such award, substantially in the following form:

               "The transferability of this certificate and the shares of stock represented hereby are subject to the terms and conditions (including forfeiture) of the Golden Enterprises, Inc. 1996 Long Term Incentive Plan and a Restricted Stock Award Agreement entered into between the registered owner and the Corporation. Copies of such Plan and Agreement are on file in the offices of the Corporation, 2101 Magnolia Avenue South, Suite 212, Birmingham, Alabama 35205."

          (iii) The Committee shall require that the stock certificates evidencing such shares be held in custody by the Corporation until the restrictions thereon shall have lapsed, and that, as a condition of any Restricted Stock award, the participant shall have delivered a stock power, endorsed in blank, relating to the Common Stock covered by such award.

     (c) Restrictions and Conditions. The shares of Restricted
Stock awarded pursuant to this Section 10 shall be subject to the following restrictions and conditions:

          (i) Subject to the provisions of this Plan and the Restricted Stock Award Agreements, during such period as may be set by the Committee commencing on the grant date (the "Restriction Period"), the participant shall not be permitted to sell, transfer, pledge or assign shares of Restricted Stock awarded under the Plan. Within these limits, the Committee may, in its sole discretion, provide for the lapse of such restrictions in installments and may accelerate or waive such restrictions in whole or in part based on performance and/or such other factors as the Committee may determine, in its sole discretion.

          (ii) Except as provided in paragraph (c)(i) of this
     Section 10, the participant shall have, with respect to the shares of Restricted Stock, all of the rights of a stockholder of the Corporation, including the right to vote and to receive any dividends. Dividends paid in stock of the Corporation or stock received in connection with a stock split with respect to Restricted Stock shall be subject to the same restrictions as on such Restricted Stock. Certificates for shares of unrestricted Stock shall be delivered to the participant promptly after, and only after, the period of forfeiture shall expire without forfeiture in respect of such shares of Restricted Stock.

          (iii) Subject to the provisions of the Restricted Stock Award Agreement and this Section 10, upon termination of employment for any reason during the Restriction Period, all shares still subject to restriction shall be forfeited by the participant; provided, however, that the participant shall be entitled to retain the shares of Restricted Stock which have been paid for by the participant.

          (iv) In the event of death or Disability or in the event that a participant's employment is terminated as the result of special hardship circumstances (other than for Cause), the Committee may, in its sole discretion, waive in whole or in part any or all remaining restrictions with respect to such participant's shares of Restricted Stock.

     Section 11. SUPPLEMENTAL CASH PAYMENTS. Subject to the Committee's discretion, Stock Options, Stock Appreciation Rights, Performance Units, or Restricted Stock agreements may provide for the payment by the Corporation of a supplemental cash payment after the exercise of a Stock Option or Stock Appreciation Right, at the time of payment of a Performance Unit or at the end of the restriction period of a Restricted Stock award. Supplemental cash payments shall be subject to such terms and conditions as shall be provided by the Committee at the time of grant, provided that in no event shall the amount of each payment exceed:

     (a) In the case of a Stock Option, the excess of the Fair
Market Value of a share of Common Stock on the date of exercise over the option price, multiplied by the number of shares for which such option is exercised, or

     (b) In the case of a Stock Appreciation Right, Performance
Unit or Restricted Stock award, the value of the shares and other consideration issued in payment of such award.

     Section 12. SALE OR MERGER OR CHANGE IN CONTROL. In the case of a merger or consolidation in which the Corporation is not the surviving corporation, or a sale of all or substantially all of the business or property of the Corporation, or liquidation or dissolution of the Corporation, or in the event of a tender offer or any other change involving a threatened change in control of the Corporation which, in the opinion of the Committee, could deprive the holders of the benefits intended to be conferred by awards hereunder, the Committee may, in anticipation of any such transaction or event, either at the time of grant or thereafter, make such adjustments in the terms and conditions of outstanding awards, as the Committee, in its sole discretion, determines are equitably warranted under the circumstances including, without limitation, (i) acceleration of exercise terms, or (ii) acceleration of the lapse of restrictions and/or performance objectives or other terms.

     Section 13. GENERAL PROVISIONS.

     (a) Governmental or Other Regulations. Each award under the Plan shall be subject to the requirement that, if at any time the Committee shall determine that (a) the listing, registration or qualification of the shares of Common Stock subject or related thereto upon any securities exchange or under any state or federal law, or (b) the consent or approval of any government regulatory authority, or (c) an agreement by the recipient of an award with respect to the disposition of shares of Common Stock is necessary or desirable as a condition of, or in connection with, the granting of such award or the issue or purchase of shares of Common Stock thereunder, such award may not be consummated in whole or in part unless such listing, registration, qualification, consent, approval or agreement shall have been effected or obtained free of any conditions not acceptable to the Committee. A participant shall agree, as a condition of receiving any award under the Plan, to execute any documents, make any representations, agree to restrictions on stock transferability and take any actions which, in the opinion of legal counsel to the Corporation, is required by any applicable law, ruling or regulation.

     (b) Rights of a Stockholder. The recipient of any award under the Plan, unless otherwise provided by the Plan, shall have no rights as a stockholder with respect thereto unless and until certificates for shares of Common Stock are issued to the recipient.

     (c) No Additional Rights. Nothing set forth in this Plan shall prevent the Board from adopting other or additional compensation arrangements, subject to stockholder approval if such approval is required; and such arrangements may be either generally applicable or applicable only in specific cases. Nothing in the Plan or in any agreement entered into pursuant to the Plan shall confer upon any participant the right to continue in the employment of the Corporation or its Subsidiaries, or affect any right which the Corporation or such Subsidiaries may have to terminate the employment of the participant.

     (d) Withholding. Whenever the Corporation proposes or is required to issue or transfer shares of Common Stock under the Plan, the Corporation shall have the right to require the recipient to remit to the Corporation or provide indemnification satisfactory to the Corporation for, an amount sufficient to satisfy any federal, state or local withholding tax requirements prior to the issuance or delivery of any certificate or certificates for such shares. Whenever payments are to be made in cash, such payments shall be net of an amount sufficient to satisfy any federal, state or local withholding tax requirements.

     (e) Non-Assignability. No award under the Plan shall be assignable or transferable by the participant except by will or by the laws of descent and distribution. During the life of a participant, such award shall be exercisable only by the participant or by the participant's guardian or legal representative.

     (f) Unfunded Status of Plan. The Plan is intended to constitute an "unfunded" plan for incentive and deferred compensation. With respect to any payments not yet made to a participant or optionee by the Corporation, nothing set forth herein shall give any such participant or optionee any rights that are greater than those of a general creditor of the Corporation. In its sole discretion, the Committee may authorize the creation of trusts or other arrangements to meet the obligations created under the Plan to deliver Common Stock or payments in lieu of or with respect to awards hereunder; provided, however, that the existence of such trusts or other arrangements is consistent with the unfunded status of the Plan.

     (g) Non-Uniform Determination. The Committee's determinations under the Plan (including, without limitation, determinations of the persons to receive awards, the form, amount and timing of such awards, the terms and provisions of awards and the agreements evidencing the awards, and the establishment of values and performance targets) need not be uniform and may be made by it selectively among persons who receive, or are eligible to receive, awards under the Plan, whether or not such persons are similarly situated. Notwithstanding anything contained in the Plan, the Corporation may make loans to participants in connection with awards under the Plan or otherwise.

     (h) Amendment or Termination. The Board may amend, modify, suspend or terminate the Plan at any time; provided, however, that without stockholder approvals, the Board may not increase the maximum number of shares which may be issued under the Plan (except increases pursuant to Section 5(c) hereof), change the class of employees eligible to receive awards, extend the period during which any award may be exercised, extend the term of the Plan or change the minimum option price. The termination or any modification, suspension or amendment of the Plan shall not, without the consent of a participant, adversely affect the participant's rights under an award previously granted. The Committee may amend the terms of any award or option theretofore granted, prospectively or retroactively, but no such amendment shall impair the rights of any holder without his consent. The Committee may also substitute new Stock Options for previously granted Stock Options including options granted under other plans applicable to the participant and previously granted Stock Options having higher option prices.

     (i) Use of Proceeds. The proceeds received by the Corporation from the sale of Common Stock pursuant to the sale or exercise of awards under the Plan shall be added to the Corporation's general funds and used for general corporate purposes.

     (j) Section 16. It is intended that the Plan and any grants made to a person subject to Section 16 of the Securities Exchange Act of 1934 meet all of the requirements of Rule 16b-3 thereunder. If any provision of the Plan or any award hereunder would disqualify the Plan or such award, or would otherwise not comply with Rule 16b-3, such provision or award shall be construed or deemed amended to conform to Rule 16b-3.

     (k) No Restriction on Right of Company to Effect Corporate Changes. Nothing in the Plan shall affect the right or power of the Corporation or its stockholders to make or authorize any or all adjustments, recapitalizations, reorganizations or other changes in the Corporation's capital structure or its business, or any merger or consolidation of the Corporation, or any issue of stock or of options, warrants or rights to purchase stock or of bonds, debentures, preferred or prior preference stocks whose rights are superior to or affect the Common Stock or the rights thereof or which are convertible into or exchangeable for Common Stock, or the dissolution or liquidation of the Corporation, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise.

     (l) Construction of Plan. The validity, interpretation, and administration of the Plan and of any rules, regulations, determinations, or decisions made thereunder, and the rights of any and all persons having or claiming to have any interest therein or thereunder, shall be determined exclusively in accordance with the laws of the State of Alabama.

     (m) Duration of the Plan. The Plan shall remain in effect until all awards under the Plan have been satisfied by the issuance of shares or the payment of cash, but no award shall be granted more than ten (10) years after the effective date hereof.