Form 10-K/A
period 1997-05-31
GOLDEN ENTERPRISES INC
filed 1997-10-03
CIK 42228

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

Birmingham, Alabama
July 7, 1997                      DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP



GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 1997 and 1996

ASSETS

                                                      1997            1996
                                                  -----------     -----------
Current Assets:
  Cash and cash equivalents                       $   670,974     $   227,173
  Investment securities available-for-sale          4,012,813       7,260,285

Receivables:
  Trade accounts                                   11,433,301       9,839,209
  Other                                               555,166         305,394
                                                  -----------     -----------
                                                   11,988,467      10,144,603
  Less: Allowance for doubtful accounts                10,000          10,000
                                                  -----------     -----------
                                                   11,978,467      10,134,603
                                                  -----------     -----------
Inventories:
  Raw materials                                     2,495,815       2,191,788
  Finished goods                                    2,901,025       2,580,584
                                                  -----------     -----------
                                                    5,396,840       4,772,372
                                                  -----------     -----------
Prepaid expenses                                    2,200,582       2,305,346
                                                  -----------     -----------
        Total current assets                       24,259,676      24,699,779
                                                  -----------     -----------
Property, plant and equipment:
  Land                                              3,831,179       3,840,429
  Buildings                                        19,278,356      18,989,934
  Machinery and equipment                          39,271,564      36,939,067
  Transportation equipment                         17,138,701      16,697,460
                                                  -----------     -----------
                                                   79,519,800      76,466,890
  Less: Accumulated depreciation                   57,029,496      54,734,381
                                                  -----------     -----------
                                                   22,490,304      21,732,509
                                                  -----------     -----------

Other Assets                                        2,818,918       2,413,938
                                                  -----------     -----------
        Total                                     $49,568,898     $48,846,226
                                                  ===========     ===========


See Accompanying Notes to Consolidated Financial Statements.




LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      1997            1996
                                                  -----------     -----------
Current Liabilities:
  Accounts payable                                $ 6,621,083     $ 4,038,743
  Accrued income taxes                                233,605          --
  Other accrued expenses                            1,261,035       1,318,263
  Deferred income taxes                               257,435         289,973
                                                  -----------     -----------
        Total current liabilities                   8,373,158       5,646,979
                                                  -----------     -----------



Long-term liabilities                               1,049,175         823,227
                                                  -----------     -----------


Deferred income taxes                               1,893,772       1,794,093
                                                  -----------     -----------


Commitments and Contingencies                          --              --




Stockholders' Equity:
  Common stock -- $.66 2/3 par value:
    Authorized 35,000,000 shares;
    issued 13,828,793 shares                        9,219,195       9,219,195
  Additional paid-in capital                        6,499,554       6,499,554
  Retained earnings                                31,830,204      34,170,713
  Treasury shares -- at cost (1,622,843 shares
    in 1997 and 1996)                              (9,301,533)     (9,301,533)
  Unrealized gains (losses) on securities
    available-for-sale, net of deferred
    income taxes                                        5,373          (6,002)
                                                  -----------     -----------
        Total stockholders' equity                 38,252,793      40,581,927
                                                  -----------     -----------
        Total                                     $49,568,898     $48,846,226
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