Form 10-Q
period 1997-08-31
GOLDEN ENTERPRISES INC
filed 1997-10-10
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           August 31, 1997

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

Yes  X     No
    ___       ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997.

                                            Outstanding at
              Class                       September 30, 1997
_________________________________         __________________
Common Stock, Par Value $0.66 2/3             12,205,950


                    GOLDEN ENTERPRISES, INC.

                              INDEX

Part I. Financial Information                             Page No.

       Consolidated Condensed Balance Sheets -
         August 31, 1997 and May 31, 1997                    3

       Consolidated Condensed Statements of Income -
         Three Months Ended August 31, 1997 and 1996         4

       Consolidated Condensed Statements of Cash
         Flows - Three Months Ended
         August 31, 1997 and 1996                            5

       Notes to Consolidated Condensed Financial
         Statements                                          6

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations       7


Part II.   Other Information                                 8


                  PART 1. FINANCIAL INFORMATION

            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    August 31,       May 31,
                                                      1997            1997
                                                  ____________      _________
                                                  (Unaudited)       (Audited)

ASSETS

Cash and cash equivalents                         $   804,657     $   670,974
Investment Securities                             $ 5,209,495     $ 4,012,813
  Receivables, net                                $10,741,293     $11,978,467
    Inventories:
Raw material and supplies                         $ 2,481,312     $ 2,495,815
   Finished goods                                 $ 2,815,424     $ 2,901,025
                                                  ___________     ___________
                                                  $ 5,296,736     $ 5,396,840
                                                  ___________     ___________
  Current assets:
  Prepaid expenses                                $ 1,885,196     $ 2,200,582
                                                  ___________     ___________
Total current assets                              $23,937,377     $24,259,676
                                                  ___________     ___________
Property, plant and equipment, net                $23,123,317     $22,490,304

    Other assets                                  $ 2,818,918     $ 2,818,918
                                                  ___________     ___________
                                                  $49,879,612     $49,568,898
                                                  ___________     ___________
                                                  ___________     ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable, principally to banks               $         0     $         0
Accounts payable & checks outstanding
  in excess of bank balance                       $ 6,864,009     $ 6,621,083
Accrued and deferred income taxes                 $ 1,019,426     $   491,040
Other accrued expenses                            $ 1,011,015     $ 1,261,035
Current installments of long-term debt            $         0     $         0
                                                  ___________     ___________
Total current Liabilities                         $ 8,894,450     $ 8,373,158
                                                  ___________     ___________
Long-term debt less current maturities            $ 1,108,017     $ 1,049,175
                                                  ___________     ___________
Deferred income taxes                             $ 1,916,081     $ 1,893,772
                                                  ___________     ___________

Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares                          $ 9,219,195     $ 9,219,195
Additional paid-in capital                        $ 6,504,927     $ 6,504,927
Retained earnings                                 $31,538,475     $31,830,204
                                                  ___________     ___________
                                                  $47,262,597     $47,554,326

Less: Cost of common  shares in
      treasury (1,566,843 shares at
      August 31, 1997 and 1,566,843
      shares at May 31, 1997)                     $-9,301,533     $-9,301,533
                                                  ___________     ___________
Total stockholders' equity                        $37,961,064     $38,252,793
                                                  ___________     ___________
        Total                                     $49,879,612     $49,568,898
                                                  ___________     ___________
                                                  ___________     ___________

See Accompanying Notes to Consolidated Condensed Financial Statements


            GOLDEN ENTERPRISES,  INC. & SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)

                                                     Three Months Ended
                                                          August 31,
                                                  ___________________________
                                                     1997            1996
                                                  ___________     ___________

 REVENUES:
     Net Sales                                    $32,384,378     $34,084,223
  Other operating revenues                        $   163,986     $   176,761
  Investment income                               $    59,843     $    84,743
                                                  ___________     ___________
     Total revenues                               $32,608,207     $34,345,727
                                                  ___________     ___________

COSTS AND EXPENSES:
  Cost of sales                                   $14,620,416     $15,262,154
  Selling, general and
    administrative expense                        $16,145,498     $17,226,330
  Interest                                        $         0     $         0
                                                  ___________     ___________
 Total costs and expenses                         $30,765,914     $32,488,484
                                                  ___________     ___________
Income before income taxes                        $ 1,842,293     $ 1,857,243
Income taxes                                      $   669,307     $   658,269
                                                  ___________     ___________
Net income                                        $ 1,172,986     $ 1,198,974
                                                  ___________     ___________
                                                  ___________     ___________

PER SHARE OF COMMON STOCK:
 Net income                                       $       .10     $       .10
                                                  ___________     ___________
                                                  ___________     ___________

Weighted average number of common
  shares outstanding                               12,205,950      12,205,950
                                                  ___________     ___________
                                                  ___________     ___________

Cash dividend paid per share of
  common stock                                    $       .12     $     .1175
                                                  ___________     ___________
                                                  ___________     ___________

See Accompanying Notes to Consolidated Condensed Financial Statements.


                  GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           August 31,
                                                  ___________________________
                                                      1997            1996
                                                  ___________     ___________

Cash flows from operating activities:
 Net income                                       $ 1,172,986     $ 1,198,974
 Adjustment to  reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                  $   754,752     $   727,842
   Compensation related to stock plan             $         0     $         0
   Salary Continuation Benefits                   $    58,842     $    56,487
   Deferred income taxes                          $    22,309     $    19,446
   Gain on sale of equipment                      $  -127,390     $  -149,890
   Changes in  operating assets and
    liabilities:
    Decrease (increase) in accounts
      receivable                                  $ 1,237,174     $  -383,652
    Decrease (increase) in inventories            $   100,104     $    -7,114
    Decrease (increase) in prepaid
      expenses                                    $   315,386     $   218,892
    Decrease (increase) in other
      assets-long term                            $         0     $         0
    Increase (decrease) in accounts
      payable and checks outstanding
      in  excess of bank balances                 $   242,926     $ 2,539,637
    Increase (decrease) in accrued
      income taxes                                $   528,386     $   189,722
    Increase (decrease) in accrued
      expenses                                    $  -250,020     $  -277,685
                                                  ___________     ___________
                                                  $ 4,055,455     $ 4,132,659
                                                  ___________     ___________

Cash flows from investing activities:
  Purchase of property, plant
    and equipment                                 $-1,395,265     $  -943,100
  Proceeds from sale of equipment                 $   134,889     $   115,373
  Net decrease (increase) in
    investment securities                         $-1,196,682     $-1,060,444
                                                  ___________     ___________
     Net cash provided by (used in)
      investing activities                        $-2,457,058     $-1,888,171
                                                  ___________     ___________

Cash flows from financing activities:
  Payments of current installments
    of long-term debt                             $         0     $         0
  Purchase of treasury stock                      $         0     $         0
    Proceeds from sale of treasury
      stock                                       $         0     $         0
Cash dividend paid                                $-1,464,714     $-1,434,202
                                                  ___________     __________
     Net cash used in financing
       activities                                 $-1,464,714     $-1,434,202
                                                  ___________     ___________

Net (decrease) increase in cash
  and cash equivalents                            $   133,683     $   810,286
Cash and cash equivalents at
   beginning of year                              $   670,974     $   227,173
                                                  ___________     ___________
Cash and cash equivalents at
  end of quarter                                  $   804,657     $ 1,037,459
                                                  ___________     ___________
                                                  ___________     ___________

Supplemental information:
  Cash paid during the year for:
    Income taxes                                  $   118,612     $    14,739
    Interest                                      $         0     $         0

See Accompanying Notes to Consolidated Condensed Financial Statements.

            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of August 31, 1997 and May 31, 1997, and its results of operations for the three months ended August 31, 1997 and 1996 and its cash flow for the three months ended August 31, 1997 and 1996.

     The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 1997 which is incorporated by reference in Form 10-K.

2.   The results of operations for the three months ended August
     31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Working Capital was $15.9 million at June 1, 1997 and $15.0 million at the end of the first quarter. Net cash provided by operating activities amounted to $4.1 million for the quarter this year compared to $4.1 million for last year's first quarter.

     Additions to property, plant and equipment, net of disposals, were $1.39 million this year and $0.98 million last year. Cash dividends of $1.46 million were paid during this year's first quarter compared to $1.43 million last year. No cash was used to purchase treasury stock this year or last year, and $1.20 million of cash was used to increase investment securities this year compared to $1.06 million last year. The Company's current ratio was 2.60 to 1.00 at August 31, 1997.

Operating Results

     For the three months ended August 31, 1997, total revenues decreased 5.1% from the comparable period in fiscal 1997. Cost of sales was 45.1% of net sales compared to 44.8% last year. Selling, general and administrative expenses were 49.9% of net sales this year and 50.5% last year. The improvement in this percentage was due to a significant decrease in advertising and promotional expense.

     The Company's investment income as a percentage of pre-tax income was 3.2% this year compared to 4.6% last year. This was due to an actual dollar decrease in investment income of 29.4%.

     The Company's effective tax rate for the first quarter was 36.3% compared to 35.4% for last year's first quarter.

                   PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


          (b) Reports on Form 8-K - There were no reports on form 8-K filed for the three months ended August 31, 1997.


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


                                  GOLDEN ENTERPRISES, INC.
                                  ________________________
                                        (Registrant)


Dated:  October 10, 1997               /s/ John S. Stein
                                       ____________________________
                                           John S. Stein
                                           Chairman, President and
                                           Chief Executive Officer


Dated:  October 10, 1997              /s/ John H. Shannon
                                      _____________________________
                                          John H. Shannon
                                          Vice President/Controller
                                          (Principal Accounting
                                          Officer)