Form 10-Q
period 1997-11-30
GOLDEN ENTERPRISES INC
filed 1998-01-14
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           November 30, 1997

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

Yes  X     No
    ___       ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1997.

                                            Outstanding at
              Class                       December 31, 1997
_________________________________         __________________
Common Stock, Par Value $0.66 2/3             12,205,950


                    GOLDEN ENTERPRISES, INC.

                              INDEX

Part I. Financial Information                             Page No.

       Consolidated Condensed Balance Sheets -
         November 30, 1997 and May 31, 1997                    3

       Consolidated Condensed Statements of Income -
         Three Months Ended and Six Months Ended
         November 30, 1997 and 1996                            4

       Consolidated Condensed Statements of Cash
         Flows - Six Months Ended
         November 30, 1997 and 1996                            5

       Notes to Consolidated Condensed Financial
         Statements                                            6

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations         7


Part II.   Other Information                                   8


                  PART 1. FINANCIAL INFORMATION


            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  November 30,       May 31,
                                                      1997            1997
                                                  ____________      _________
                                                  (Unaudited)       (Audited)

ASSETS

Cash and cash equivalents                         $ 1,358,458     $   670,974
Investment securities                             $ 1,947,650     $ 4,012,813
  Receivables, net                                $11,388,549     $11,978,467
    Inventories:
Raw material and supplies                         $ 3,094,007     $ 2,495,815
   Finished goods                                 $ 2,370,493     $ 2,901,025
                                                  ___________     ___________
                                                  $ 5,464,500     $ 5,396,840
                                                  ___________     ___________
  Current assets:
  Prepaid expenses                                $ 2,562,217     $ 2,200,582
                                                  ___________     ___________
Total current assets                              $22,721,374     $24,259,676
                                                  ___________     ___________
Property, plant and equipment, net                $23,393,687     $22,490,304

    Other assets                                  $ 2,818,918     $ 2,818,918
                                                  ___________     ___________
                                                  $48,933,979     $49,568,898
                                                  ___________     ___________
                                                  ___________     ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable, principally to banks               $         0     $         0
Accounts payable & checks outstanding
  in excess of bank balance                       $ 7,403,003     $ 6,621,083
Accrued and deferred income taxes                 $     3,253     $   491,040
Other accrued expenses                            $ 1,296,542     $ 1,261,035
Current installments of long-term debt            $         0     $         0
                                                  ___________     ___________
Total current Liabilities                         $ 8,702,798     $ 8,373,158
                                                  ___________     ___________
Long-term debt less current maturities            $ 1,166,859     $ 1,049,175
                                                  ___________     ___________
Deferred income taxes                             $ 1,938,573     $ 1,893,772
                                                  ___________     ___________

Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares                          $ 9,219,195     $ 9,219,195
Additional paid-in capital                        $ 6,504,927     $ 6,504,927
Retained earnings                                 $30,703,160     $31,830,204
                                                  ___________     ___________
                                                  $46,427,282     $47,554,326

Less: Cost of common  shares in
      treasury (1,566,843 shares at
      November 30, 1997 and 1,566,843
      shares at May 31, 1997)                     $-9,301,533     $-9,301,533
                                                  ___________     ___________
Total stockholders' equity                        $37,125,749     $38,252,793
                                                  ___________     ___________
        Total                                     $48,933,979     $49,568,898
                                                  ___________     ___________
                                                  ___________     ___________


See Accompanying Notes to Consolidated Condensed Financial Statements



            GOLDEN ENTERPRISES, INC. & SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)

                                                 Three Months Ended               Six Months Ended
                                                    November 30,                    November 30,
                                            ___________________________    ___________________________
                                                1997            1996           1997            1996
                                            ___________     ___________     ___________     ___________

 REVENUES:
     Net Sales                              $30,657,537     $32,737,384     $63,041,915     $66,821,607
  Other operating revenues                  $   211,731     $   247,622     $   375,717     $   424,383
  Investment income                         $    51,231     $    81,315     $   111,074     $   166,058
                                            ___________     ___________     ___________     ___________
     Total revenues                         $30,920,499     $33,066,321     $63,528,706     $67,412,048
                                            ___________     ___________     ___________     ___________

COSTS AND EXPENSES:
  Cost of sales                             $14,301,578     $15,064,595     $28,921,994     $30,326,749
  Selling, general and
    administrative expense                  $15,650,891     $17,058,061     $31,796,389     $34,284,391
  Interest                                  $         0     $         0     $         0     $         0
                                            ___________     ___________     ___________     ___________
 Total costs and expenses                   $29,952,469     $32,122,656     $60,718,383     $64,611,140
                                            ___________     ___________     ___________     ___________
Income before income taxes                  $   968,030     $   943,665     $ 2,810,323     $ 2,800,908
Income taxes                                $   338,631     $   293,663     $ 1,007,938     $   951,932
                                            ___________     ___________     ___________     ___________
Net income                                  $   629,399     $   650,002     $ 1,802,385     $ 1,848,976
                                            ___________     ___________     ___________     ___________
                                            ___________     ___________     ___________     ___________

PER SHARE OF COMMON STOCK:
 Net income                                 $       .05     $       .05     $       .15     $       .15
                                            ___________     ___________     ___________     ___________
                                            ___________     ___________     ___________     ___________

Weighted average number of common
  shares outstanding                         12,205,950      12,205,950      12,205,950      12,205,950
                                            ___________     ___________     ___________     ___________
                                            ___________     ___________     ___________     ___________

Cash dividend paid per share of
  common stock                              $       .12     $       .12     $       .24     $     .2375
                                            ___________     ___________     ___________     ___________
                                            ___________     ___________     ___________     ___________


See Accompanying Notes to Consolidated Condensed Financial Statements.



                  GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                          November 30,
                                                  ___________________________
                                                      1997            1996
                                                  ___________     ___________

Cash flows from operating activities:
 Net income                                       $ 1,802,385     $ 1,848,976
 Adjustment to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                  $ 1,527,535     $ 1,429,946
   Compensation related to stock plan             $         0     $         0
   Salary Continuation Benefits                   $   117,684     $   112,974
   Deferred income taxes                          $    44,801     $    34,614
   Gain on sale of equipment                      $  -297,509     $  -227,132
   Changes in  operating assets and
     liabilities:
   Decrease (increase) in accounts
      receivable                                  $   589,918     $-1,096,060
    Decrease (increase) in inventories            $   -67,660     $-1,832,169
    Decrease (increase) in prepaid
      expenses                                    $  -361,635     $  -669,853
    Decrease (increase) in other
      assets-long term                            $         0     $         0
    Increase (decrease) in accounts
      payable and checks outstanding
      in excess of bank balances                  $   781,920     $ 2,628,387
    Increase (decrease) in accrued
      income taxes                                $  -487,787     $         0
    Increase (decrease) in accrued
      expenses                                    $    35,507     $    77,396
                                                  ___________     ___________
                                                  $ 3,685,159     $ 2,307,079
                                                  ___________     ___________

Cash flows from investing activities:
  Purchase of property, plant
    and equipment                                 $-2,439,120     $-2,163,218
  Proceeds from sale of equipment                 $   305,710     $   201,791
  Net decrease (increase) in
    investment securities                         $ 2,065,163     $ 2,632,106
                                                  ___________     ___________
     Net cash provided by (used in)
      investing activities                        $   -68,247     $   670,679
                                                  ___________     ___________

Cash flows from financing activities:
  Payments of current installments
    of long-term debt                             $         0     $         0
  Purchase of treasury stock                      $         0     $         0
    Proceeds from sale of treasury
      stock                                       $         0     $         0
Cash dividend paid                                $-2,929,428     $-2,898,916
                                                  ___________     __________
     Net cash used in financing
       activities                                 $-2,929,428     $-2,898,916
                                                  ___________     ___________

Net (decrease) increase in cash
  and cash equivalents                            $   687,484     $    78,842
Cash and cash equivalents at
   beginning of year                              $   670,974     $   227,173
                                                  ___________     ___________
Cash and cash equivalents at
  end of quarter                                  $ 1,358,458     $   306,015
                                                  ___________     ___________
                                                  ___________     ___________

Supplemental information:
  Cash paid during the year for:
    Income taxes                                  $ 1,450,924     $   783,902
    Interest                                      $         0     $         0


See Accompanying Notes to Consolidated Condensed Financial Statements.


            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of November 30, 1997 and May 31, 1997, and its results of operations for the three and six months ended November 30, 1997 and 1996 and its cash flow for the six months ended November 30, 1997 and 1996.

     The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 1997 which is incorporated by reference in Form 10-K.

2.   The results of operations for the three and six months ended
     November 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Working Capital was $15.9 million at June 1, 1997 and $14.0 million at the end of the second quarter. Net cash provided by operating activities amounted to $3.7 million for the six months this year compared to $2.3 million for last year's six months.

     Additions to property, plant and equipment, net of disposals, were $2.4 million this year and $2.2 million last year. Cash dividends of $2.93 million were paid during this year's first six months compared to $2.90 million last year. No cash was used to purchase treasury stock this year or last year, and $2.07 million of cash was provided by a net decrease in investment securities this year compared to $2.63 million last yer. The Company's current ratio was 2.61 to 1.00 at November 30, 1997.

Operating Results

     For the three months ended November 30, 1997, total revenues decreased 6.5% from the comparable period in fiscal 1997. Cost of sales was 46.7% of net sales compared to 46.0% last year. Selling, general and administrative expenses were 51.1% of net sales this year and 52.1% last year. The improvement in this percentage continued to be due to significant decrease in advertising and promotional expenses.

     For the year-to-date, total revenues decreased 5.8% from the comparable period in fiscal 1997. Cost of sales was 45.9% of net sales compared to 45.4% last year, Selling, general and administrtive expenses were 50.4% of net sales this year and 51.3% last year.

     The Company's second quarter investment income as a percentage of pre-tax income was 5.3% this year compared to 8.6% last year.
This was due to an actual dollar decrease in investment income of 37.0%.

     For the six months, investment income was 4.0% of pre-tax income this year and 5.9% last year. For the six months, investment income dollars decreased 33.1%.

     The Company's effective tax rate for the second quarter was 35.0% compared to 31.1% for last year's second quarter and 35.9% versus 34.0% for the six months.


                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K - There were no reports on form 8-K filed for the three months ended November 30, 1997.


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


                                  GOLDEN ENTERPRISES, INC.
                                  ________________________
                                        (Registrant)


Dated:  January 14, 1998                /s/ John S. Stein
                                       ____________________________
                                           John S. Stein
                                           Chairman, President and
                                           Chief Executive Officer


Dated:  January 14, 1998               /s/ John H. Shannon
                                      _____________________________
                                          John H. Shannon
                                          Vice President/Controller
                                          (Principal Accounting
                                          Officer)