Form 10-Q
period 1998-02-28
GOLDEN ENTERPRISES INC
filed 1998-04-13
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           February 28, 1998

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

Yes  X     No
    ___       ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.

                                            Outstanding at
              Class                         March 31, 1998
_________________________________         __________________
Common Stock, Par Value $0.66 2/3             12,205,950


                    GOLDEN ENTERPRISES, INC.

                              INDEX

Part I. Financial Information                             Page No.

       Consolidated Condensed Balance Sheets -
         February 28, 1998 and May 31, 1997                    3

       Consolidated Condensed Statements of Income -
         Three Months Ended and Nine Months Ended
         February 28, 1998 and February 28, 1997               4

       Consolidated Condensed Statements of Cash
         Flows - Nine Months Ended
         February 28, 1998 and February 28, 1997               5

       Notes to Consolidated Condensed Financial
         Statements                                            6

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations         7


Part II.   Other Information                                   8

                  PART 1. FINANCIAL INFORMATION


            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  February 28,      May 31,
                                                      1998            1997
                                                  ____________      _________
                                                  (Unaudited)       (Audited)

ASSETS

Cash and cash equivalents                         $ 1,282,699     $   670,974
Investment securities                             $ 2,008,348     $ 4,012,813
  Receivables, net                                $10,313,883     $11,978,467
    Inventories:
Raw material and supplies                         $ 2,660,567     $ 2,495,815
   Finished goods                                 $ 2,553,581     $ 2,901,025
                                                  ___________     ___________
                                                  $ 5,214,148     $ 5,396,840
                                                  ___________     ___________
  Current assets:
  Prepaid expenses                                $ 2,808,634     $ 2,200,582
                                                  ___________     ___________
Total current assets                              $21,627,712     $24,259,676
                                                  ___________     ___________
Property, plant and equipment, net                $23,522,435     $22,490,304

    Other assets                                  $ 2,818,733     $ 2,818,918
                                                  ___________     ___________
                                                  $47,968,880     $49,568,898
                                                  ___________     ___________
                                                  ___________     ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable, principally to banks               $         0     $         0
Accounts payable & checks outstanding
  in excess of bank balance                       $ 6,871,639     $ 6,621,083
Accrued and deferred income taxes                 $   257,435     $   491,040
Other accrued expenses                            $ 1,178,904     $ 1,261,035
Current installments of long-term debt            $         0     $         0
                                                  ___________     ___________
Total current Liabilities                         $ 8,307,978     $ 8,373,158
                                                  ___________     ___________
Long-term debt less current maturities            $ 1,225,701     $ 1,049,175
                                                  ___________     ___________
Deferred income taxes                             $ 1,978,083     $ 1,893,772
                                                  ___________     ___________

Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares                          $ 9,219,195     $ 9,219,195
Additional paid-in capital                        $ 6,504,927     $ 6,504,927
Retained earnings                                 $30,034,529     $31,830,204
                                                  ___________     ___________
                                                  $45,758,651     $47,554,326

Less: Cost of common  shares in
      treasury (1,566,843 shares at
      February 28, 1998 and 1,566,843
      shares at May 31, 1997)                     $-9,301,533     $-9,301,533
                                                  ___________     ___________
Total stockholders' equity                        $36,457,118     $38,252,793
                                                  ___________     ___________
        Total                                     $47,968,880     $49,568,898
                                                  ___________     ___________
                                                  ___________     ___________


See Accompanying Notes to Consolidated Condensed Financial Statements



            GOLDEN ENTERPRISES, INC. & SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)

                                                 Three Months Ended               Nine Months Ended
                                                    February 28,                    February 28,
                                            ___________________________    ______________________________
                                                1998            1997           1998            1997
                                            ___________     ___________     ____________     ____________

 REVENUES:
     Net Sales                              $32,416,627     $35,574,158     $ 95,458,542     $102,395,765
  Other operating revenues                  $   140,763     $    91,955     $    516,480     $    516,338
  Investment income                         $    20,017     $    70,063     $    131,091     $    236,121
                                            ___________     ___________     ____________      ___________
     Total revenues                         $32,577,407     $35,736,176     $ 96,106,113     $103,148,224
                                            ___________     ___________     ____________     ____________

COSTS AND EXPENSES:
  Cost of sales                             $14,786,764     $16,559,061     $ 43,708,758     $ 46,885,810
  Selling, general and
    administrative expense                  $16,567,141     $18,390,622     $ 48,363,530     $ 52,675,013
  Interest                                  $         0     $         0     $          0     $          0
                                            ___________     ___________     ____________     ____________
 Total costs and expenses                   $31,353,905     $34,949,683     $ 92,072,288     $ 99,560,823
                                            ___________     ___________     ____________     ____________
Income before income taxes                  $ 1,223,502     $   786,493     $  4,033,825     $  3,587,401
Income taxes                                $   427,419     $   315,462     $  1,435,357     $  1,267,394
                                            ___________     ___________     ____________     ____________
Net income                                  $   796,083     $   471,031     $  2,598,468     $  2,320,007
                                            ___________     ___________     ____________     ____________
                                            ___________     ___________     ____________     ____________

PER SHARE OF COMMON STOCK:
 Net income                                 $       .06     $       .04     $        .21     $        .19
                                            ___________     ___________     ____________     ____________
                                            ___________     ___________     ____________     ____________

Weighted average number of common
  shares outstanding                         12,205,950      12,205,950       12,205,950       12,205,950
                                            ___________     ___________     ____________     ____________
                                            ___________     ___________     ____________     ____________

Cash dividend paid per share of
  common stock                              $       .12     $       .12     $        .36     $      .3575
                                            ___________     ___________     ____________     ____________
                                            ___________     ___________     ____________     ____________


See Accompanying Notes to Consolidated Condensed Financial Statements.



                  GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                         February 28,
                                                  ___________________________
                                                      1998            1997
                                                  ___________     ___________

Cash flows from operating activities:
 Net income                                       $ 2,598,468     $ 2,320,007
 Adjustment to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                  $ 2,327,579     $ 2,131,848
   Compensation related to stock plan             $         0     $         0
   Salary Continuation Benefits                   $   176,526     $   169,461
   Deferred income taxes                          $    84,311     $    67,304
   Gain on sale of equipment                      $  -392,600     $  -284,107
   Changes in  operating assets and
     liabilities:
   Decrease (increase) in accounts
      receivable                                  $ 1,664,584     $-1,778,774
    Decrease (increase) in inventories            $   182,692     $-1,161,349
    Decrease (increase) in prepaid
      expenses                                    $  -608,052     $  -327,743
    Decrease (increase) in other
      assets-long term                            $       185     $         0
    Increase (decrease) in accounts
      payable and checks outstanding
      in excess of bank balances                  $   250,556     $ 3,312,233
    Increase (decrease) in accrued
      income taxes                                $  -233,605     $         0
    Increase (decrease) in accrued
      expenses                                    $   -82,131     $   -34,808
                                                  ___________     ___________
                                                  $ 5,968,513     $ 4,414,072
                                                  ___________     ___________

Cash flows from investing activities:
  Purchase of property, plant
    and equipment                                 $-3,391,297     $-2,752,752
  Proceeds from sale of equipment                 $   424,186     $   272,500
  Net decrease (increase) in
    marketable securities                         $ 2,004,465     $ 3,575,214
                                                  ___________     ___________
     Net cash provided by (used in)
      investing activities                        $  -962,646     $ 1,094,962
                                                  ___________     ___________

Cash flows from financing activities:
  Payments of current installments
    of long-term debt                             $         0     $         0
  Purchase of treasury stock                      $         0     $         0
    Proceeds from sale of treasury
      stock                                       $         0     $         0
  Cash dividend paid                              $-4,394,142     $-4,363,630
                                                  ___________     __________
     Net cash used in financing
       activities                                 $-4,394,142     $-4,363,630
                                                  ___________     ___________

Net (decrease) increase in cash
  and cash equivalents                            $   611,725     $ 1,145,404
Cash and cash equivalents at
   beginning of year                              $   670,974     $   227,173
                                                  ___________     ___________
Cash and cash equivalents at
  end of quarter                                  $ 1,282,699     $ 1,372,577
                                                  ___________     ___________
                                                  ___________     ___________

Supplemental information:
  Cash paid during the year for:
    Income taxes                                  $ 1,629,728     $   838,023
    Interest                                      $         0     $         0


See Accompanying Notes to Consolidated Condensed Financial Statements.


            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of February 28, 1998 and May 31, 1997, and its results of operations for the three and nine months ended February 28, 1998 and 1997 and its cash flows for the nine months ended February 28, 1998 and February 28, 1997.

     The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 1997 which is incorporated by reference in Form 10-K.

2. The results of operations for the three and nine months ended February 28, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Working Capital was $15.9 million at June 1, 1997 and $13.3 million at the end of the third quarter. Net cash provided by operating activities amounted to $6.0 million for the nine months this year compared to $4.4 million for last year's first nine months.

     Additions to property, plant and equipment, net of disposals, were $3.4 million this year and $2.8 million last year. Cash dividends of $4.39 million were paid during this year's first nine months compared to $4.36 million last year. No cash was used to purchase treasury stock this year or last year, and $2.00 million of cash was provided by a net decrease in investment securities this year compared to $3.58 million last year. The Company's current ratio was a 2.60 to 1.00 at February 28, 1998.

Operating Results

     For the three months ended February 28, 1998, total revenues decreased 8.8% from the comparable period in fiscal 1997. Cost of sales was 45.6% of net sales compared to 46.5% last year. Selling, general and administrative expenses were 51.1% of net sales this year and 51.7% last year. The improvement in this percentage continued to be due to a significant decrease in advertising and promotional expenses.

     For the year-to-date, total revenues decreased 6.8% from the comparable period in fiscal 1997. Cost of sales was 45.8% of net sales compared to 45.8% last year, Selling, general and administrtive expenses were 50.7% of net sales this year and 51.4% last year.

     The Company's third quarter investment income as a percentage of pre-tax income was 1.6% this year compared to 8.9% last year.
This was due to an actual dollar decrease in investment income of 71.4% and an increase in pre-tax income of 55.6%.

     For the nine months, investment income was 3.2% of pre-tax income this year and 6.6% last year. For the nine months, investment income dollars decreased 44.5% and pre-tax income increased 12.4%.

     The Company's effective tax rate for the third quarter was 34.9% compared to 40.1% for last year's third quarter and 35.6% versus 35.3% for the nine months.


                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K - There were no reports on form 8-K filed for the three months ended February 28, 1998.


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


                                  GOLDEN ENTERPRISES, INC.
                                  ________________________
                                        (Registrant)


Dated:  April 10, 1998                 /s/ John S. Stein
                                       ____________________________
                                           John S. Stein
                                           Chairman, President and
                                           Chief Executive Officer


Dated:  April 10, 1998                /s/ John H. Shannon
                                      _____________________________
                                          John H. Shannon
                                          Vice President/Controller
                                          (Principal Accounting
                                          Officer)