Form 10-K
period 1998-05-31
GOLDEN ENTERPRISES INC
filed 1998-08-26
CIK 42228

FORM 10-K
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4339

                    GOLDEN ENTERPRISES, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                Delaware                              63-0250005
     ------------------------------              ------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

     Suite 212, 2101 Magnolia Avenue, South
              Birmingham, Alabama                         35205
     ----------------------------------------            --------
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

    State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 7, 1998.

        Common Stock, Par Value $0.66  2/3 -- $28,192,722

    Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of August 7, 1998.

              Class                       Outstanding at August 7, 1998
---------------------------------         -----------------------------
Common Stock, Par Value $0.66 2/3                12,205,950 shares

               DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Proxy Statement for the year ended May
31, 1998 are incorporated by reference into Part III.


                        TABLE OF CONTENTS

                 FORM 10-K ANNUAL REPORT -- 1998
                    GOLDEN ENTERPRISES, INC.


 Page
PART I

     Item  1.   Business                                               3
     Item  2.   Properties                                             5
     Item  3.   Legal Proceedings                                      6
     Item  4.   Submission of Matters to a Vote of
                Security Holders                                       6

PART II

     Item  5.   Market for Registrant's Common Equity
                  and Related Stockholder Matters                      7
     Item  6.   Selected Financial Data                                8
     Item  7.   Management's Discussion and Analysis of
                Financial Condition and Results of Operation           9
     Item  7A.  Quantitative and Qualitative Disclosure
                  about Market Risk                                   10
     Item  8.   Financial Statements and Supplementary Data           11
     Item  9.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure              27

PART III

     Item 10.   Directors and Executive Officers of the
                  Registrant                                          27
     Item 11.   Executive Compensation                                27
     Item 12.   Security Ownership of Certain Beneficial
                  Owners and Management                               27
     Item 13.   Certain Relationships and Related
                  Transactions                                        27

PART IV

     Item 14.   Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                             28



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

Distribution

     Golden Flake sells its products through its own sales organization to commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky, Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina, Arkansas, Missouri and Indiana. The products are distributed by approximately 545 route salesmen who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama, Nashville, Tennessee, and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct store door delivery method. Golden Flake is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No single customer accounts for more than 10% of its total sales. Golden Flake has a fleet of 1,012 company owned vehicles to support the route sales system, including 41 tractors and 116 trailers for long haul delivery to the various company warehouses located throughout its distribution areas, 771 store delivery vehicles and 84 cars and miscellaneous vehicles. Golden Flake also leases 20 trailers.

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

Employees

     Golden Flake employs approximately 1,440 employees.
Approximately 790 employees are involved in route sales and sales supervision, approximately 500 are in production and production supervision, and approximately 150 are management and administrative personnel.

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

                Executive Officers Of Registrant
                       And Its Subsidiary

   Name and Age          Position and Offices with Management
   ------------          ------------------------------------

John S. Stein, 61        Mr. Stein is Chairman of the Board,
                         President and Chief Executive Officer of the Company. He was elected Chairman on June 1, 1996 and has served as Chief
                         Executive Officer since June 1, 1991 and as President of the Company since 1985.
                         Mr. Stein served as President of Golden
                         Flake Snack Foods, Inc. from 1976 to
                         September 20, 1991. Mr. Stein has been
                         employed with the Company and its
                         subsidiaries since 1961. Mr. Stein is
                         elected Chairman, President and Chief
                         Executive Officer annually, and his
                         present term will expire on May 31, 1999.

F. Wayne Pate, 63        Mr. Pate is President of Golden Flake
                         Snack Foods, Inc., a wholly-owned
                         subsidiary of the Company. He was elected
                         President on September 20, 1991, and has been employed by Golden Flake since 1968.
                         During his employment, he has served as
                         Vice President of Research and
                         Development, Vice President of
                         Manufacturing and Executive Vice
                         President of Manufacturing and Sales. Mr.
                         Pate is elected President annually, and
                         his present term will expire on May 31,
                         1999.

John H. Shannon, 61      Mr. Shannon has been employed with the
                         Company since 1962. He was elected
                         Controller in 1976, Secretary in 1978 and
                         Vice-President in 1979, and has served in these capacities since then. Mr. Shannon is elected to his positions on an annual basis, and his present term of office will expire on May 31, 1999.


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

Vehicles

     Golden Flake owns a fleet of 1,012 vehicles which includes 771 route trucks, 41 tractors, 116 trailers and 84 cars and miscellaneous vehicles. There are no liens or encumbrances on Golden Flake's vehicle fleet. Golden Flake also leases 20 trailers and owns a 1987 Cessna Citation II aircraft.


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


              ITEM 4. -- SUBMISSION OF MATTERS TO
                   A VOTE OF SECURITY HOLDERS

     Not Applicable.


                             PART II

          ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS


GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

MARKET AND DIVIDEND INFORMATION

     The Company's common stock is traded in the over-the-counter market under the "NASDAQ" symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following tabulation sets forth the high and low sales prices for the common stock during each quarter of the fiscal years ended May 31, 1998 and 1997 and the amount of dividends paid per share in each quarter. The Company currently expects that comparable regular cash dividends will be paid in the future.

                                   Market Price      Dividends Paid
   Quarter                      High         Low        Per share
   ------                       ----         ---     --------------

Fiscal 1998

  First                         $7 3/4     $6 3/4       $.12
  Second                         7 3/4      6 3/4        .12
  Third                          7 1/4      6            .12
  Fourth                         7 1/8      6            .12

Fiscal 1997

  First                         $9 3/4     $7 7/16      $.11 3/4
  Second                         8          7 1/4        .12
  Third                          8 1/8      7 1/4        .12
  Fourth                         8          6 7/8        .12

     As of August 7, 1998, there were approximately 1,600 shareholders of record.



               ITEM 6. -- SELECTED FINANCIAL DATA



GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

FINANCIAL REVIEW (Dollar amounts in thousands, except per share data)

                                                               Year Ended May 31,
                                     --------------------------------------------------------------------
                                       1998           1997           1996           1995           1994
                                     --------       --------       --------       --------       --------
Operations
Net sales and other
  operating income                   $129,363       $138,427       $127,150       $128,771        $126,462
Investment income                         160            286            675            674             438
                                     --------       --------       --------        --------       --------
        Total revenues                129,523        138,713        127,825        129,445         126,900

Cost of sales                          58,923         63,548         57,331         56,285          55,114
Selling, general and
  administrative expenses              64,728         69,845         65,419         64,863          67,143
Interest                                 --             --             --             --              --
Income before income taxes              5,872          5,320          5,075          8,297           4,643
Federal and state income taxes          2,171          1,832          1,700          3,146           1,662
Income from continuing operations       3,701          3,488          3,375          5,151           2,981

Discontinued operations:
  Income from operations of
    discontinued business net
    of related income taxes              --             --             --                3              92

Net income                              3,701          3,488          3,375          5,154           3,073

Financial data
Depreciation and amortization        $  3,183       $  2,853       $  2,486       $  2,856        $  3,377
Capital expenditures, net of
  disposals                             3,666          3,611          6,216          1,366             741
Working capital                        13,516         15,887         19,053         25,788          26,212
Long-term debt                          1,285          1,049            823            599             479
Stockholders' equity                   36,089         38,253         40,582         43,490          45,628
Total assets                           46,925         49,569         48,846         52,012          54,347

Common stock data
Income from continuing
  operations                         $    .30       $    .29       $    .28       $    .42        $    .24
Net income                                .30            .29            .28            .42             .25
Dividends                                 .48            .48            .47            .46             .45
Book value                               2.96           3.13           3.32           3.55            3.65
Price range (high & low bid)          7 3/4-6    9 3/4-6 7/8    9 3/4-6 3/4        8-6 3/4     8 3/4-7 1/8

Financial statistics
Current ratio                            2.79           2.90           4.37           5.26            5.25
Net income as percent of total
  revenues from continuing
  operations                              2.9%           2.5%           2.6%           4.0%            2.4%
Net income as percent of stockholders'
  equity (a)                             10.0%           8.8%           8.0%          11.6%            6.5%

Other data
Weighted average common shares
  outstanding                      12,205,950     12,205,950     12,243,283     12,376,769      12,540,809
Common shares outstanding at
  year-end                         12,205,950     12,205,950     12,205,950     12,261,950      12,496,446
Approximate number of
  stockholders                          1,600          1,800          1,800          1,800           1,900


(a) Average amounts at beginning and end of fiscal year.


  ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

     Working capital was $13.5 million at May 31, 1998 compared to $15.9 million at May 31, 1997. Net cash provided by operations amounted to $7.6 million in fiscal year 1998, $6.2 million in fiscal year 1997, and $5.2 million in 1996. An additional $0.9 million in cash was provided this year by a net decrease in investment securities compared to $3.3 million in 1997, and $6.5 million in 1996.

     Additions to property, plant and equipment, net of disposals, were $3.7 million, $3.6 million, and $6.2 million in fiscal years
1998, 1997, and 1996, respectively, and are expected to be about
$2.5 million in 1999.

     Cash dividends of $5.9 million, $5.8 million, and $5.7 million was paid during fiscal years 1998, 1997, and 1996, respectively.

     No cash was used to purchase treasury shares during fiscal years 1998 and 1997, and $0.5 million was used for this purpose in 1996.

     Long-term liabilities as a percentage of total capitalization was 3.3% at May 31, 1998. The Company's current ratio at the year end was 2.79 to 1.00.

Operating Results

     Net sales and other operating income decreased by 6.5% in fiscal year 1998, increased by 8.9% in 1997, and decreased by 1.3% in 1996. The drop in sales for 1998 was primarily caused by decisions made by three major accounts in reaction to very aggressive spending by a competitor. A sizeable reduction in discount spending also had a negative impact on sales, but this had a positive effect on profits. The improvement in sales for fiscal 1997 was due to expansion into new products and market areas.

     The Company's investment income was 2.7% of income before taxes in 1998, 5.4% in 1997, and 13.3% in 1996. Investment income has dropped over the past two years because of the decrease in investment securities which were sold to finance capital expenditures that were incurred in developing several new products.

     Cost of sales as a percentage of net sales has been fairly stable over the last three years, amounting to 45.9% in 1998, 46.1% in 1997, and 45.3% in 1996.

     Selling, general and administrative expenses were 50.4% of sales in 1998, 50.7% in 1997, and 51.7% in 1996. The improvement in this percentage for 1998 was due to significant reductions in advertising and promotional expenses, and the improvement for 1997 compared to 1996 was due to an increase in sales with very little increase in advertising expense.

Year 2000 Compliance

     The Company has conducted an extensive review of its computer systems to determine the extent of modifications required to prevent system date problems associated with the year 2000. The necessary modifications are beings made and all of them will be completed in ample time to avoid problems. The Company is utilizing primarily internal staff for this conversion. The cost of this project, which is immaterial to the Company, is expensed as incurred. To the degree possible, the Company is verifying that other companies with which its systems interface or rely on are currently year 2000 compliant or are in the process of becoming compliant.

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


      ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURE
                        ABOUT MARKET RISK

     Not applicable.

     ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the registrant and its subsidiary for the year ended May 31, 1998, consisting of the following, are contained herein:

Consolidated Balance Sheets           -- May 31, 1998 and 1997

Consolidated Statements of Income     -- Years ended May 31, 1998, 1997
                                         and 1996

Consolidated Statements of Cash Flows -- Years ended May 31, 1998,
                                         1997 and 1996

Consolidated Statements of Changes
   in Stockholders' Equity            -- Years ended May 31, 1998,
                                         1997 and 1996

Notes to Consolidated Financial
   Statements                         -- Years ended May 31, 1998,
                                         1997 and 1996

Quarterly Results of Operations       -- Years ended May 31, 1998 and 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of May 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended May 31, 1998. These consolidated financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of May 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in item 14(a) 2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules for the years ended May 31, 1998, 1997, and 1996, have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Birmingham, Alabama
July 7, 1998                  DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP



GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
May 31, 1998 and 1997

ASSETS

                                                     1998            1997
                                                  -----------     -----------
Current Assets:
  Cash and cash equivalents                       $   114,869     $   670,974
  Investment securities available-for-sale          3,077,464       4,012,813

Receivables:
  Trade accounts                                   10,812,685      11,433,301
  Other                                               471,101         555,166
                                                  -----------     -----------
                                                   11,283,786      11,988,467
  Less: Allowance for doubtful accounts                75,000          10,000
                                                  -----------     -----------
                                                   11,208,786      11,978,467
                                                  -----------     -----------
Inventories:
  Raw materials                                     2,425,367       2,495,815
  Finished goods                                    2,359,201       2,901,025
                                                  -----------     -----------
                                                    4,784,568       5,396,840
                                                  -----------     -----------
Prepaid expenses                                    1,899,294       2,200,582
                                                  -----------     -----------
        Total current assets                       21,084,981      24,259,676
                                                  -----------     -----------
Property, plant and equipment:
  Land                                              3,840,514       3,831,179
  Buildings                                        19,503,824      19,278,356
  Machinery and equipment                          42,018,529      39,271,564
  Transportation equipment                         16,884,469      17,138,701
                                                  -----------     -----------
                                                   82,247,336      79,519,800
  Less: Accumulated depreciation                   59,274,250      57,029,496
                                                  -----------     -----------
                                                   22,973,086      22,490,304
                                                  -----------     -----------

Other Assets                                        2,866,681       2,818,918
                                                  -----------     -----------
        Total                                     $46,924,748     $49,568,898
                                                  ===========     ===========


See Accompanying Notes to Consolidated Financial Statements.




LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1998            1997
                                                  -----------     -----------
Current Liabilities:
  Accounts payable                                $ 5,795,698     $ 6,621,083
  Accrued income taxes                                213,813         233,605
  Other accrued expenses                            1,304,349       1,261,035
  Deferred income taxes                               254,898         257,435
                                                  -----------     -----------
        Total current liabilities                   7,568,758       8,373,158
                                                  -----------     -----------



Long-term liabilities                               1,284,543       1,049,175
                                                  -----------     -----------


Deferred income taxes                               1,982,324       1,893,772
                                                  -----------     -----------


Commitments and Contingencies                          --              --




Stockholders' Equity:
  Common stock -- $.66 2/3 par value:
    Authorized 35,000,000 shares;
    issued 13,828,793 shares                        9,219,195       9,219,195
  Additional paid-in capital                        6,499,554       6,499,554
  Retained earnings                                29,671,907      31,830,204
  Treasury shares -- at cost (1,622,843 shares
    in 1998 and 1997)                              (9,301,533)     (9,301,533)
  Unrealized gains (losses) on securities
    available-for-sale, net of deferred
    income taxes                                        --              5,373
                                                  -----------     -----------
        Total stockholders' equity                 36,089,123      38,252,793
                                                  -----------     -----------
        Total                                     $46,924,748     $49,568,898
                                                  ===========     ===========



GOLDEN ENTERPRISES, INC. AND SUBSIDIAIRY

CONSOLIDATED STATEMENTS OF INCOME

Years ended May 31, 1998, 1997 and 1996

                                             1998             1997             1996
                                         ------------     ------------     ------------
Revenues:
  Net sales                              $128,496,511     $137,744,137     $126,557,610
  Other income, including gain
    on sale of property and equipment
    of $450,923 in 1998, $397,772 in
    1997, and $326,797 in 1996                866,327          682,601          592,134
  Net investment income                       159,956          286,644          675,091
                                         ------------     ------------     ------------
        Total revenues                    129,522,794      138,713,382      127,824,835

Costs and expenses:
  Cost of sales                            58,922,656       63,548,396       57,330,989
  Selling, general and administrative
    expenses                               64,172,339       69,288,269       64,846,206
  Contributions to employee 401(k)
    profit-sharing and employee stock
    ownership plans                           556,240          556,882          572,406
                                         ------------     ------------     ------------
      Total costs and expenses            123,651,235      133,393,547      122,749,601
                                         ------------     ------------     ------------
        Income before income taxes          5,871,559        5,319,835        5,075,234
                                         ------------     ------------     ------------
Provision for income taxes:
  Currently payable:
    Federal                                 1,800,000        1,519,000        1,475,000
    State                                     282,000          252,000          255,000
  Deferred taxes                               89,000           61,000          (30,000)
                                         ------------     ------------     ------------
      Total provision for income taxes      2,171,000        1,832,000        1,700,000
                                         ------------     ------------     ------------

       Net income                        $  3,700,559     $  3,487,835     $  3,375,234
                                         ============     ============     ============

Per share of common stock:
  Basic earnings per share               $        .30     $        .29     $        .28
  Basic weighted shares outstanding        12,205,950       12,205,950       12,205,950
  Diluted earnings per share             $        .30     $        .29     $        .28
  Diluted weighted shares outstanding      12,205,950       12,205,950       12,205,950


See Accompanying Notes to Consolidated Financial Statements.



GOLDEN ENTERPRISES, INC. AND SUBSIDIAIRY


CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended May 31, 1998, 1997 and 1996

                                                            1998              1997              1996
                                                        ------------      ------------      -------------
Cash flows from operating activities:
  Net income                                            $  3,700,559      $  3,487,835      $   3,375,234
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        3,183,490         2,853,024          2,485,533
      Salary continuation benefits                           235,368           225,948            224,305
      Deferred income taxes                                   89,000            61,000        (    30,000)
      Gain on sale of property and equipment              (  450,923)      (   397,772)       (   326,797)
      Donation of property                                     --                --               134,000
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable             769,681       ( 1,843,864)           735,096
      Decrease (increase) in inventories                     612,272       (   624,468)       (   217,526)
      Decrease (increase) in prepaid expenses                301,288           104,764        (   336,495)
      (Increase) in other assets -- long-term             (   47,763)      (   404,980)       (   383,704)
      (Decrease) increase in accounts payable             (  825,385)        2,582,340        (   285,889)
      (Decrease) increase in accrued income taxes         (   19,792)          233,605        (   135,217)
      Increase (decrease) in accrued expenses                 43,314       (    57,228)            11,214
                                                        ------------      ------------      -------------
        Net cash provided by operating activities          7,591,109         6,220,204          5,249,754
                                                        ------------      ------------      -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment              ( 3,725,447)      ( 3,636,960)       ( 6,293,499)
  Proceeds from sale of property, plant and equipment        510,135           423,656            404,742
  Investment securities available-for-sale:
    Purchases                                            ( 9,649,257)      (11,673,398)       (12,625,052)
    Proceeds from disposals                               10,576,211        14,938,643         19,076,530
                                                        ------------      ------------      -------------
        Net cash (used in) provided by
            investing activities                         ( 2,288,358)           51,941            562,721
                                                        ------------      ------------      -------------
Cash flows from financing activities:
  Purchase of treasury shares                                  --                --           (   483,000)
  Cash dividends paid                                    ( 5,858,856)      ( 5,828,344)       ( 5,725,894)
                                                        ------------      ------------       -------------
        Net cash (used in) financing activities          ( 5,858,856)      ( 5,828,344)       ( 6,208,894)
                                                        ------------      ------------       ------------
Net (decrease) increase in cash and cash equivalents     (   556,105)       11,443,801        (   396,419)
Cash and cash equivalents at beginning of year               670,974           227,173            623,592
                                                        ------------      ------------       ------------
Cash and cash equivalents at end of year                $    114,869      $    670,974       $    227,173
                                                        ============      ============       ============

Supplemental information:
  Cash paid during the year for:
    Income taxes                                         $ 2,101,972      $  1,103,222       $  2,299,57
    Interest                                             $     --         $      --          $      --


See Accompanying Notes to Consolidated Financial Statements.



GOLDEN ENTERPRISES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended May 31, 1998, 1997 and 1996

                                                Additional                                        Unrealized
                                  Common         Paid-in        Retained         Treasury        Gains (Losses)
                                  Stock          Capital        Earnings          Shares         on Securities
                                ----------      ----------     -----------      ------------     --------------
Balance, May 31, 1995           $9,219,195      $6,499,554     $36,521,373      $(8,818,533)       $  68,814
  Net income                        --              --           3,375,234           --                --
  Cash dividends declared --
    $.47 per share                  --              --          (5,725,894)          --                --
  Purchase of shares
     for Treasury                   --              --              --           (  483,000)           --
  Unrealized (losses)
    on securities
    available-for-sale              --              --              --               --              (74,816)
                                ----------      ----------     -----------      -----------        ---------
Balance, May 31, 1996            9,219,195       6,499,554      34,170,713       (9,301,533)         ( 6,002)
  Net income                        --              --           3,487,835           --                --
  Cash dividends declared --
    $.48 per share                  --              --          (5,828,344)          --                --
  Unrealized gains
    on securities
    available-for-sale              --              --              --               --               11,375
                                ----------      ----------     -----------      -----------        ---------
Balance, May 31, 1997            9,219,195       6,499,554      31,830,204       (9,301,533)           5,373
  Net income                        --              --           3,700,559           --                --
  Cash dividends declared --
    $.48 per share                  --              --          (5,858,856)          --                --
  Unrealized (losses)
    on securities
    available-for-sale              --              --              --               --              ( 5,373)
                                ----------      ----------     -----------      -----------        ---------
Balance, May 31, 1998           $9,219,195      $6,499,554     $29,671,907      $(9,301,533)       $   --
                                ==========      ==========     ===========      ===========        =========


See Accompanying Notes to Consolidated Financial Statements.


GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 1998, 1997 and 1996

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Golden Enterprises, Inc. and its wholly-owned subsidiary: Golden
Flake Snack Foods, Inc., (the "Company"). All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

     The Company recognizes sales and related costs upon delivery or shipment of products to its customers.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Investment Securities

     Investment securities at May 31, 1998 are principally instruments of municipalities and of short-term mutual, municipal and corporate bond funds. The Company currently classifies all investment securities as available-for-sale. Securities accounted for as available-for-sale includes bonds, notes, common stock and non-redeemable preferred stock not classified as either held-to-maturity or trading. Securities available-for-sale are reported at fair value, adjusted for other-than-temporary declines in value. Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of stockholders' equity until realized. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Inventories

     Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method. The opening and closing inventories used in computing cost of sales are as follows:

          Date                                   Amount
      ------------                             ----------
      May 31, 1996                             $4,772,372
      May 31, 1997                              5,396,840
      May 31, 1998                              4,784,568


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

Employee Benefit Plans

     The Company has trusteed "Qualified Profit-Sharing Plans" that were amended and restated effective June 1, 1996 to add a 401(k) salary reduction provision. Under this provision, employees can contribute up to fifteen percent of their compensation to the plan on a pretax basis subject to regulatory limits; and the Company, at its discretion, can match up to 4 percent of the participants' compensation. The annual contributions to the plans are determined by the applicable Board of Directors. Total plan expenses for the years ended May 31, 1998, 1997 and 1996 were $505,179, $505,622 and
$518,597, respectively.

     The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual contributions to the plan are amounts determined by the Board of Directors of the Company. Annual contributions are made in cash or common stock of the Company. The Employee Stock Ownership Plan expenses for the years ended May 31, 1998, 1997 and 1996 were $51,061, $51,260 and $53,809, respectively. Each participant's account is credited with an allocation of shares acquired with the Company's annual contributions, dividends received on ESOP shares and forfeitures of terminated participants' nonvested accounts.

     The contributions to the 401(k) Profit-Sharing Plans and the Employees Stock Ownership Plan may not exceed fifteen percent of the total compensation of all participating employees. The Company expects to continue these plans indefinitely; however, the rights to modify, amend or terminate the plans have been reserved.

     The Company has a salary continuation plan with certain of its key officers whereby monthly benefits will be paid for a period of fifteen years following retirement. The Company is accruing the present value of such retirement benefits until the key officers reach normal retirement age.

Stock Options and Long-Term Incentive Plans

     The Company has a stock option plan and a long-term incentive plan currently in effect under which future grants may be issued: the 1988 Stock Option and Stock Appreciation Plan (the 1988 Plan) and the 1996 Long-Term Incentive Plan (the 1996 Plan). The Plans are administered by the Compensation Committee of the Board of Directors, which has sole discretion, subject to the terms of the Plans, to determine those employees including executive officers, eligible to receive awards and the amount and type of such awards. The compensation committee also has the authority to interpret the Plans, formulate the terms and conditions of award agreements, and make all other determinations required in the administration thereof.

     The 1988 Plan provides that non-qualified stock options and stock appreciation rights may be granted to key employees for up to 400,000 shares of the Company's common stock. The options and stock appreciation rights are exercisable three years after date of grant. The option price may be less than, equal to or greater than the fair market value of the stock on the date of grant. Each stock appreciation right entitles the option holder, upon exercise of the related stock option, to receive from the Company the amount of the appreciation in the underlying common stock as determined by the excess of the fair market value of a share of common stock on the exercise date of the related stock option over the option price. The options and stock appreciation rights granted, if not exercised, will expire three months from the date they are exercisable. As of May 31, 1998, options and stock appreciation rights had been granted for 145,000 shares (net of 13,000 shares forfeited) at an option price of $6 per share and for 79,500 shares (net of 6,000 shares forfeited) at an option price of $5 per share. 36,500 shares were exercised at $5 per share during the fiscal year ended May 31, 1995. There were no stock options and stock appreciation rights outstanding under this Plan at May 31, 1998, 1997 and 1996; however, there were 175,500 shares available for granting of additional options. The 1988 Plan expires July 6, 2002 except as to options and stock appreciation rights outstanding on that date; but, the rights to amend, suspend or terminate the Plan have been reserved.

     The 1996 Plan provides for the granting of "Incentive Stock Options" as defined under the Internal Revenue Code. Under the Plan, grants may be made to selected officers and employees, of incentive stock options with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company's stock at the date of grant. Five hundred thousand shares of the Company's stock have been reserved for issuance under this Plan. Incentive Stock Options were granted for 300,000 of the reserved shares in fiscal 1997 leaving 200,000 remaining shares available for future options. Following is a summary of transactions:

                                                     Shares Under Option
                                               -------------------------------
                                                 1998        1997         1996
                                               --------      ----         ----
     Outstanding -- beginning of the year      300,000          --         --
          Granted                                 --         300,000       --
          Exercised                               --            --         --
          Forfeited                              (--)          (--)       (--)
                                               -------       -------      ----
     Outstanding -- end of year                300,000       300,000       --
                                               =======       =======      ====


     During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation, ("FAS123"). FAS123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principals Board Opinion No. 25 ("APB25"), Accounting for Stock Issued to Employees, and the related interpretations or selecting the fair value method of expense recognition as described in FAS123. The Company has elected to follow APB25 in accounting for its employee stock options. Pro forma information regarding net income and earnings per share is required by FAS123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement in measuring compensation costs as presented below for the year ended May 31, 1998 and 1997.


                                    1998           1997
                                 ----------     ----------
     Net income:
          As reported            $3,700,559     $3,487,835
          Pro forma               3,700,559      3,279,935
     Net income per share:
          As reported            $      .30     $      .29
          Pro forma                     .30            .27

     The fair value of the Incentive Stock granted in 1997 was estimated to be $1.05 per share at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 5.20%; expected option life of 7.50 years; expected volatility factor of 0.150; and a risk free rate of 6.62%.

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

Income Taxes

     Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted. For further information concerning the provision for income taxes see
Note 4.

Earnings Per Share

     During 1996, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("FAS128"). FAS128 specifies the computation, presentation and disclosure requirements for earnings per share, replacing the presentation of primary earnings per share with the presentation of basic earnings per share. The only difference in the two methods for computing the Company's per share amounts is attributable to outstanding options, under the stock options and long-term incentive plans. The effect of the stock options was determined using the treasury stock method. Consolidated net income as reported was not affected. Shares used to compute diluted earnings per share are as follows:


                                                  Average Common Stock Shares
                                           ----------------------------------------
                                              1998           1997           1996
                                           ----------     ----------     ----------
Basic weighted shares outstanding          12,205,950     12,205,950     12,205,950
Effects of options                             --                383         --
                                           ----------     ----------     ----------
Diluted shares                             12,205,950     12,206,333     12,205,950


Disclosures About Fair Value of Financial Instruments

     In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, ("FAS107"), which requires companies to disclose fair value information about certain financial instruments. FAS107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

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

Recently Issued Accounting Standards

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("FAS130"). FAS130 establishes reporting and presentation standards for comprehensive income and its components in a set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. FAS130 is effective for both interim and annual financial statements issued for periods beginning after December 15, 1997. Restatement of prior periods for comparative financial statements is required. These reporting requirements are not expected to have a material impact on the financial statements of the Company.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FAS131"). FAS131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that a business enterprise's decision makers use to assess performance and make decisions about resource allocations. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. FAS131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. These disclosures requirements are not expected to have a material impact on the financial statements of the Company.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, ("FAS132"). FAS132 standardizes the disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires additional information on changes in benefit obligations and fair values of plan assets. FAS132 is effective for annual financial statements for periods beginning after December 15, 1997. Restatement of disclosures for previous periods is also required. The Company does not expect the implementation of this statement to have a material impact on the financial statement of the Company.

NOTE 2 -- INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains and losses and fair value of the investment securities available-for-sale are as follows:


                                                                    May 31, 1998
                                            -------------------------------------------------------
                                                              Gross         Gross
                                             Amortized      Unrealized    Unrealized
                                               Cost           Gains         Losses       Fair Value
                                            ----------      ----------    ----------     ----------
          Municipal obligations             $  177,700      $    --       $    --       $   177,700
          Mutual funds                       2,899,764           --            --         2,899,764
                                            -----------     ----------    ----------    -----------
            Total                           $ 3,077,464     $    --       $    --       $ 3,077,464
                                            ===========     ==========    ==========    ===========

                                                                   May 31, 1997
                                            ------------------------------------------------------
                                                             Gross          Gross
                                             Amortized     Unrealized     Unrealized
                                                Cost         Gains          Losses      Fair Value
                                            ----------      ----------    ----------    ----------
          U.S. Government (See Note 5)      $ 2,288,343     $  9,103      $    --       $ 2,297,446
          Municipal obligations                 150,708          --            708          150,000
          Mutual funds                        1,565,367          --            --         1,565,367
                                            -----------     --------      ----------    -----------
            Total                           $ 4,004,418     $  9,103     $    708       $ 4,012,813
                                            ===========     ========     ===========    ===========


     Maturities of investment securities classified as available-for-sale at May 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.


                                                       Amortized
                                                          Cost        Fair Value
                                                       ----------     ----------
     Investment securities available-for-sale:
          Due within one year                          $2,899,764     $2,899,764
          Due after one year through three years          102,986        102,986
          Due after three years through five years         74,714         74,714
                                                       ----------     ----------
            Total                                      $3,077,464     $3,077,464
                                                       ==========     ==========


     Proceeds from sales of investment securities available-for-sale during fiscal 1998 and 1997 were $10,576,211 and $14,938,643, respectively. Gross gains of $ 9,678 and $18,333 for fiscal 1998 and 1997, respectively, were realized on those sales.


NOTE 3 -- LONG-TERM LIABILITIES

     Long-term liabilities consisted of salary continuation benefits accrued under the Company's salary continuation plan in the amounts of $1,284,543 and $1,049,175 at May 31, 1998 and 1997,
respectively.

     Aggregate annual maturities of long-term liabilities within each of the next five fiscal years following May 31, 1998 are as follows: 1999 through 2003, $-0-.

NOTE 4 -- INCOME TAXES

     The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and the actual income tax expense follows:

                                                  1998           1997           1996
                                               ----------     ----------     ----------
     Tax on income at statutory rates          $1,996,000     $1,809,000     $1,726,000
     Increases (decreases) resulting from:
          State income taxes, less Federal
               income tax benefit                 186,000        166,000        168,000
          Tax exempt interest                     (29,000)       (39,000)       (72,000)
          Tax benefit of donated property            --             --         (134,000)
          Other -- net                             18,000       (104,000)        12,000
                                               ----------     ----------     ----------
            Total                              $2,171,000     $1,832,000     $1,700,000
                                               ==========     ==========     ==========


     The tax effects of temporary differences that result in deferred tax liabilities are as follows:

                                                        1998           1997
                                                     ----------     ----------
     Property and equipment                          $2,443,824     $2,267,250
     Accrued expenses                                  (206,602)      (119,065)
     Net unrealized gains (losses) on investment
          securities available-for-sale                    --            3,022
                                                     ----------     ----------
            Total                                    $2,237,222     $2,151,207
                                                     ==========     ==========


     The income tax effects of changes in temporary differences are as follows:

                                       1998           1997            1996
                                    ----------     ----------      ----------
     Property and equipment         $  176,500     $  174,000      $   51,000
     Accrued expenses                 (87,500)       (113,000)        (81,000)
                                    ----------     ----------      ----------
        Total                       $   89,000     $   61,000      $  (30,000)
                                    ==========     ==========      ==========



NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     Rental expenses were $ 656,727 in 1998, $702,270 in 1997 and $541,744 in 1996. At May 31, 1998, the Company was obligated under certain leases (which have not been capitalized) for buildings, office space and equipment. The following amounts represent future payment commitments under these leases:


     Years Ending     Buildings and
        May 31,       Office Space       Equipment        Total
     ------------     -------------      ---------      --------
         1999            $17,000         $131,000       $148,000
         2000               --             22,000         22,000
         2003               --               --             --

     The subsidiary of the company leases equipment from a company which is principally owned by a major shareholder of Golden
Enterprises, Inc. The terms of these leases are equal to or better than those available from unaffiliated third parties.

     The Company had a letter of credit in the amount of $2,189,000 outstanding at May 31, 1998 to support the Company's commercial self-insurance program. The Company pays a commitment fee of 0.375% regarding the letter of credit. The Company had Investment securities with a fair value of $2,297,446 pledged to support the commercial self-insurance program at May 31, 1997.


NOTE 6 -- CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.


     The Company maintains its cash accounts primarily with banks located in Alabama. The total cash balances are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with two Alabama banks at May 31, 1998 that exceeded the balance insured by the F.D.I.C. in the amount of $1,162,372.


     The Company's trade receivables result primarily from its snack food operations and reflect a broad customer base, primarily large grocery chains located in the southeastern United States. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited.


NOTE 7 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations of the years ended May 31, 1998, 1997 and 1996:

                                                               Per Share
    Quarter                 Total Revenues     Net Income     Net  Income
    -------                 --------------     ----------     -----------
    1998
    ----
     First                   $ 32,608,207      $1,172,986        $.10
     Second                    30,920,499         629,399         .05
     Third                     32,577,407         796,083         .06
     Fourth                    33,416,681       1,102,091         .09
                             ------------      ----------      ---------
       For the year          $129,522,794      $3,700,559        $.30
                             ============      ==========      =========

     1997
     ----
     First                   $ 34,345,727      $1,198,974        $.10
     Second                    33,066,321         650,002         .05
     Third                     35,736,176         471,031         .04
     Fourth                    35,565,158       1,167,828         .10
                             ------------      ----------      ---------
       For the year          $138,713,382      $3,487,835        $.29
                             ============      ==========      =========

     1996
     ----
     First                   $ 33,247,256      $1,440,823        $.12
     Second                    29,829,016         835,589         .07
     Third                     31,178,423         509,234         .04
     Fourth                    33,570,140         589,588         .05
                             ------------      ----------      ---------
       For the year          $127,824,835      $3,375,234        $.28
                             ============      ==========      =========


NOTE 8 -- SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

     The following tabulation gives certain supplementary statement of income information for continuing operations for the years ended May 31, 1998, 1997 and 1996:

                                       1998            1997            1996
                                   -----------     -----------     -----------
  Maintenance and repairs          $ 6,133,748     $ 5,328,776     $ 4,919,783
  Depreciation and amortization      3,183,490       2,853,024       2,485,533
  Payroll taxes                      2,737,153       2,867,871       2,611,995
  Advertising costs                 16,747,607      21,202,756      21,058,226

     Amounts for depreciation and amortization of intangible assets, royalties, other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.



GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

               SUPPLEMENTARY FINANCIAL INFORMATION

           Selected quarterly financial data for the fiscal years ended May 31, 1998 and 1997 (unaudited)

      (Dollar amounts in thousands, except per share data)

                                     First      Second       Third      Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                    -------     -------     -------     -------
1998
----
Total revenues                      $32,608     $30,921     $32,577     $33,417
                                    =======     =======     =======     =======
Income before income taxes          $ 1,842     $   968     $ 1,224     $ 1,838
                                    =======     =======     =======     =======
Net income                          $ 1,173     $   630     $   796     $ 1,102
                                    =======     =======     =======     =======
Net income per share                $   .10     $   .05     $   .06     $   .09
                                    =======     =======     =======     =======
Cash dividends per share            $   .12     $   .12     $   .12     $   .12
                                    =======     =======     =======     =======

1997
----
Total revenues                      $34,346     $33,066     $35,736     $35,565
                                    =======     =======     =======     =======
Income before income taxes          $ 1,857     $   944     $   786     $ 1,733
                                    =======     =======     =======     =======
Net income                          $ 1,199     $   650     $   471     $ 1,168
                                    =======     =======     =======     =======
Net income per share                $   .10     $   .05     $   .04     $   .10
                                    =======     =======     =======     =======
Cash dividends per share            $ .1175     $   .12     $   .12     $   .12
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

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. -- EXECUTIVE COMPENSATION

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    With the exception of a description of Executive Officers of The Registrant which appears on page 5 herein, Part III is omitted because prior to September 28, 1998, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                             PART IV

            ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES

    The following consolidated financial statements of Golden
Enterprises, Inc. and subsidiary required to be included in Item 8 are listed below:

     Consolidated Balance Sheets -- May 31, 1998 and 1997

     Consolidated Statements of Income -- Years ended May 31, 1998,
        1997 and 1996

     Consolidated Statements of Changes in Stockholders' Equity --
        Years ended May 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows -- Years ended May 31,
        1998, 1997 and 1996

     Notes to Consolidated Financial Statements

    The following consolidated financial statements schedule is included in Item 14(d):

     Schedule II -- Valuation and Qualifying Accounts

    All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

    3. Exhibits:

         None.


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

GOLDEN ENTERPRISES, INC.

By  /s/ John H. Shannon                             August 26, 1998
   --------------------                             --------------
        John H. Shannon                                  Date
        Vice President, Principal Financial
        Officer and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                            Title                     Date
     --------                             -----                     ----
/s/ John S. Stein                 Chairman of the Board,       August 26, 1998
    --------------------------    President, Chief Executive
    John S. Stein                 Officer and Director

/s/ John H. Shannon               Vice President, Secretary,   August 26, 1998
    --------------------------    Principal Financial Officer
    John H. Shannon               and Controller

/s/ F. Wayne Pate                 Director                     August 26, 1998
    --------------------------
    F. Wayne Pate

/s/ Edward R. Pascoe              Director                     August 26, 1998
    --------------------------
    Edward R. Pascoe

/s/ John P. McKleroy, Jr.         Director                     August 26, 1998
    --------------------------
    John P. McKleroy, Jr.

/s/ James I. Rotenstreich         Director                     August 26, 1998
    --------------------------
    James I. Rotenstreich

/s/ John S. P. Samford            Director                     August 26, 1998
    --------------------------
    John S. P. Samford

/s/ D. Paul Jones, Jr.            Director                     August 26, 1998
    --------------------------
    D. Paul Jones, Jr.

/s/ J. Wallace Nall, Jr.          Director                     August 26, 1998
    --------------------------
    J. Wallace Nall, Jr.

/s/ Joann F. Bashinsky            Director                     August 26, 1998
    --------------------------
    Joann F. Bashinsky


                                                      SCHEDULE II

            GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                VALUATION AND QUALIFYING ACCOUNTS

             Years ended May 31, 1998, 1997 and 1996

                                                 Additions
                                   Balance at    Charged to                   Balance
                                   Beginning     Costs and                    at End
Allowance for Doubtful Accounts     of Year      Expenses      Deductions     of Year
------------------------------     ----------    ----------    ----------     --------
Year ended May 31, 1996             $ 10,000     $  9,549       $  9,549      $ 10,000
                                    ========     ========       ========      ========
Year ended May 31, 1997             $ 10,000     $145,853       $145,853      $ 10,000
                                    ========     ========       ========      ========
Year ended May 31, 1998             $ 10,000     $ 72,527       $  7,527      $ 75,000
                                    ========     ========       ========      ========
