Form 10-Q
period 1999-02-28
GOLDEN ENTERPRISES INC
filed 1999-04-15
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           February 28, 1999

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

Yes  X     No
    ___       ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999.

                                            Outstanding at
              Class                         March 31, 1999
_________________________________         __________________
Common Stock, Par Value $0.66 2/3             12,160,950


                    GOLDEN ENTERPRISES, INC.

                              INDEX

Part I. Financial Information                             Page No.

       Consolidated Condensed Balance Sheets -
         February 28, 1999 and May 31, 1998                    3

       Consolidated Condensed Statements of Income -
         Three Months and Nine Months Ended
         February 28, 1999 and February 28, 1998               4

       Consolidated Condensed Statements of Cash
         Flows - Nine Months Ended
         February 28, 1999 and February 28, 1998               5

       Notes to Consolidated Condensed Financial
         Statements                                            6

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations         7


Part II.   Other Information                                   8


                  PART 1. FINANCIAL INFORMATION

                   GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  February 28,       May 31,
                                                      1999            1998
                                                  ____________      _________
                                                  (Unaudited)       (Audited)
ASSETS

Cash and cash equivalents                         $   497,335     $   114,869
Investment Securities                             $   580,476     $ 3,077,464
  Receivables, net                                $10,570,610     $11,208,786
    Inventories:
Raw material and supplies                         $ 2,566,011     $ 2,425,367
   Finished goods                                 $ 2,232,169     $ 2,359,201
                                                  ___________     ___________
                                                  $ 4,798,180     $ 4,784,568
                                                  ___________     ___________
  Current assets:
  Prepaid expenses                                $ 3,186,774     $ 1,899,294
                                                  ___________     ___________
Total current assets                              $19,633,375     $21,084,981
                                                  ___________     ___________
Property, plant and equipment, net                $21,670,483     $22,973,086

    Other assets                                  $ 2,866,682     $ 2,866,681
                                                  ___________     ___________
                                                  $44,170,540     $46,924,748
                                                  ___________     ___________
                                                  ___________     ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable, principally to banks               $         0     $         0
Accounts payable & checks outstanding
  in excess of bank balance                       $ 6,455,239     $ 5,795,698
Accrued and deferred income taxes                 $   254,898     $   468,711
Other accrued expenses                            $   911,972     $ 1,304,349
Current installments of long-term debt            $         0     $         0
                                                  ___________     ___________
Total current Liabilities                         $ 7,622,109     $ 7,568,758
                                                  ___________     ___________
Long-term debt less current maturities            $ 1,505,726     $ 1,284,543
                                                  ___________     ___________
Deferred income taxes                             $ 2,006,147     $ 1,982,324
                                                  ___________     ___________

Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares                          $ 9,219,195     $ 9,219,195
Additional paid-in capital                        $ 6,499,554     $ 6,499,554
Retained earnings                                 $26,894,229     $29,671,907
                                                  ___________     ___________
                                                  $42,612,978     $45,390,656

Less: Cost of common  shares in
      treasury (1,667,843 shares at
      February 28, 1999 and 1,622,843
      shares at May 31, 1998)                    ($ 9,576,420)   ($ 9,301,533)
                                                  ___________     ___________
Total stockholders' equity                        $33,036,558     $36,089,123
                                                  ___________     ___________
        Total                                     $44,170,540     $46,924,748
                                                  ___________     ___________
                                                  ___________     ___________


See Accompanying Notes to Consolidated Condensed Financial Statements


                             GOLDEN ENTERPRISES, INC. & SUBSIDIARIES

                           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                                      Three Months Ended              Nine Months Ended
                                                         February 28,                    February 28,
                                                  ___________________________     ___________________________
                                                     1999            1998            1999            1998
                                                  ___________     ___________     ___________     ___________
 REVENUES:
     Net Sales                                    $33,781,343     $32,416,627     $96,144,208     $95,458,542
  Other operating revenues                        $   298,175     $   140,763     $   469,257     $   516,480
  Investment income                               $     1,365     $    20,017     $    61,848     $   131,091
                                                  ___________     ___________     ___________     ___________
     Total revenues                               $34,080,883     $32,577,407     $96,675,313     $96,106,113
                                                  ___________     ___________     ___________     ___________

COSTS AND EXPENSES:
  Cost of sales                                   $15,899,497     $14,786,764     $45,116,645     $43,708,758
  Selling, general and
    administrative expense                        $17,889,385     $16,567,141     $50,216,560     $48,363,530
  Interest                                        $         0     $         0     $         0     $         0
                                                  ___________     ___________     ___________     ___________
 Total costs and expenses                         $33,788,882     $31,353,905     $95,333,205     $92,072,288
                                                  ___________     ___________     ___________     ___________
Income before income taxes                        $   292,001     $ 1,223,502     $ 1.342,108     $ 4,033,825
Income taxes                                      $   106,824     $   427,419     $   466,121     $ 1,435,357
                                                  ___________     ___________     ___________     ___________
Net income                                        $   185,177     $   796,083     $   875,987     $ 2,598,468
                                                  ___________     ___________     ___________     ___________
                                                  ___________     ___________     ___________     ___________

PER SHARE OF COMMON STOCK:
  Net Income                                      $       .01     $       .06     $       .07     $       .21
                                                  ___________     ___________     ___________     ___________
                                                  ___________     ___________     ___________     ___________

Weighted average number of common
  shares outstanding                               12,160,950      12,205,950      12,174,445       12,205,950
                                                  ___________     ___________     ___________     ____________
                                                  ___________     ___________     ___________     ____________

Cash dividend paid per share of
  common stock                                    $       .06     $       .12     $       .30     $        .36
                                                  ___________     ___________     ___________     ____________
                                                  ___________     ___________     ___________     ____________


See Accompanying Notes to Consolidated Condensed Financial Statements.



                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                        February 28,
                                                  ___________________________
                                                      1999            1998
                                                  ___________     ___________
Cash flows from operating activities:
 Net income                                       $   875,987     $ 2,598,468
 Adjustment to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                  $ 2,461,639     $ 2,327,579
   Compensation related to stock plan             $         0     $         0
   Salary Continuation Benefits                   $   221,183     $   176,526
   Deferred income taxes                          $    23,823     $    84,311
   Gain on sale of equipment                     ($   376,975)   ($   392,600)
   Changes in operating assets and
    liabilities:
    Decrease (increase) in accounts
      receivable                                  $   638,176     $ 1,664,584
    Decrease (increase) in inventories           ($    13,612)    $   182,692
    Decrease (increase) in prepaid
      expenses                                   ($ 1,287,480)   ($   608,052)
    Decrease (increase) in other
      assets-long term                           ($         1)    $       185
    Increase (decrease) in accounts
      payable and checks outstanding
      in excess of bank balances                  $   659,541     $   250,556
    Increase (decrease) in accrued
      income taxes                               ($   213,813)   ($   233,605)
    Increase (decrease) in accrued
      expenses                                   ($   392,377)   ($    82,131)
                                                  ___________     ___________
                                                  $ 2,596,091     $ 5,968,513
                                                  ___________     ___________

Cash flows from investing activities:
  Purchase of property, plant
    and equipment                                ($ 1,301,573)   ($ 3,391,297)
  Proceeds from sale of equipment                 $   519,512     $   424,186
  Net decrease (increase) in
    investment securities                         $ 2,496,988     $ 2,004,465
                                                  ___________     ___________
     Net cash provided by (used in)
      investing activities                        $ 1,714,927    ($   962,646)
                                                  ___________     ___________

Cash flows from financing activities:
  Payments of current installments
    of long-term debt                             $         0     $         0
  Purchase of treasury stock                     ($   274,887)    $         0
    Proceeds from sale of treasury
      stock                                       $         0     $         0
Cash dividend paid                               ($ 3,653,665)   ($ 4,394,142)
                                                  ___________     ___________
     Net cash used in financing
       activities                                ($ 3,928,552)   ($ 4,394,142)
                                                  ___________     ___________

Net (decrease) increase in cash
  and cash equivalents                            $   382,466     $   611,725
Cash and cash equivalents at
   beginning of year                              $   114,869     $   670,974
                                                  ___________     ___________
Cash and cash equivalents at
  end of quarter                                  $   497,335     $ 1,282,699
                                                  ___________     ___________
                                                  ___________     ___________

Supplemental information:
  Cash paid during the year for:
    Income taxes                                  $   966,262     $ 1,629,728
    Interest                                      $         0     $         0


See Accompanying Notes to Consolidated Condensed Financial Statements.


            GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of February 28, 1999 and May 31, 1998, and its results of operations for the three months and nine months ended February 28, 1999 and 1998 and its cash flows for the nine months ended February 28, 1999 and 1998.

     The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 1998 which is incorporated by reference in Form 10-K.

2. The results of operations for the three months and nine months ended February 28, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Working Capital was $13.5 million at June 1, 1998 and $12.0 million at the end of the third quarter. Net cash provided by operating activities amounted to $2.6 million for the nine months this year compared to $6.0 million for last year's first nine months.

     Additions to property, plant and equipment, net of disposals, were $1.2 million this year and $3.4 million last year. Cash dividends of $3.65 million were paid during this year's first nine months compared to $4.39 million last year. Cash in the amount of $0.27 million was used to purchase treasury stock this year and none was used last year, and $2.50 million of cash was provided by a net decrease in investment securities this year compared to $2.00 million last year. The Company's current ratio was 2.58 to 1.00 at February 28, 1999.

Operating Results

     For the three months ended February 28, 1999, total revenues increased 4.62% from the comparable period in fiscal 1998. Cost of sales was 47.1% of net sales compared to 45.6% last year. Higher potato and cooking oil costs were the major factors causing the increase. Selling, general and administrative expenses were 53.0% of net sales this year and 51.1% last year. The increase in this percentage was due to an increase in advertising and promotional expenses, and selling and delivery costs.

     For the year-to-date, total revenues decreased 0.59% from the comparable period in fiscal 1998. Cost of sales was 46.9% of net sales compared to 45.8% last year. Selling, general and administrative expenses were 52.2% of net sales this year and 50.7% last year.

     The Company's third quarter investment income as a percentage of pre-tax was 0.47% this year compared to 1.6% last year. There was an actual dollar decrease in investment income of 93.2%, but pre-tax income decreased 76.1%.

     For the nine months, investment income was 4.6% of pre-tax income this year and 3.2% last year. For the nine months investment income dollars decreased 52.8% but pre-tax income decreased 66.7%.

     The Company's effective tax rate for the third quarter was 36.6% compared to 34.9% for last year's third quarter and 34.7% versus
35.6% for the nine months.

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

     The Company believes that its year 2000 readiness will be essentially completed by the target date of May 31, 1999, and that any impact of failure to achieve Year 2000 Compliance with any of the Company's systems will be immaterial.

                   PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K - There were no reports on form
               8-K filed for the three months ended February 28, 1999.


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


                                  GOLDEN ENTERPRISES, INC.
                                  ________________________
                                        (Registrant)


Dated:  April 15, 1999                  /s/ John S. Stein
                                       ____________________________
                                            John S. Stein
                                            Chairman and
                                            Chief Executive Officer


Dated:  April 15, 1999                  /s/ John H. Shannon
                                       _____________________________
                                            John H. Shannon
                                            Vice President/Controller
                                            (Principal Accounting
                                            Officer)