Form 10-K
period 1999-05-31
GOLDEN ENTERPRISES INC
filed 1999-08-27
CIK 42228

FORM 10-K
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1999

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 6, 1999.

        Common Stock, Par Value $0.66 2/3 -- $17,038,407

     Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of August 6, 1999.

              Class                   Outstanding at August 6, 1999
 ---------------------------------    -----------------------------
 Common Stock, Par Value $0.66 2/3          12,160,000 shares

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Proxy Statement for the year ended May 31, 1999 are incorporated by reference into Part III.

                        TABLE OF CONTENTS

                 FORM 10-K ANNUAL REPORT -- 1999
                    GOLDEN ENTERPRISES, INC.

                                                             Page
PART I

     Item  1.  Business                                         3
     Item  2.  Properties                                       5
     Item  3.  Legal Proceedings                                6
     Item  4.  Submission of Matters to a Vote of
               Security Holders                                 6

PART II

     Item  5.  Market for Registrant's Common Equity
               and Related Stockholder Matters                  7
     Item  6.  Selected Financial Data                          8
     Item  7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operation     9
     Item  7A. Quantitative and Qualitative Disclosure
               About Market Risk                               11
     Item  8.  Financial Statements and Supplementary Data     12
     Item  9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure          29

PART III

     Item 10.  Directors and Executive Officers of
               the Registrant                                  29
     Item 11.  Executive Compensation                          29
     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management                           29
     Item 13.  Certain Relationships and Related Transactions  29

PART IV

     Item 14.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                         30


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

                 Golden Flake Snack Foods, Inc.

General

     Golden Flake Snack Foods, Inc. ("Golden Flake") is a Delaware corporation with its principal place of business and home office located at One Golden Flake Drive, Birmingham, Alabama. Golden Flake manufactures and distributes a full line of salted snack items, such as potato chips, tortilla chips, corn chips, pretzels, fried pork skins, baked and fried cheese curls, peanut butter crackers, cheese crackers, onion rings and buttered popcorn. These products are all packaged in flexible bags or other suitable wrapping material. Golden Flake also sells a line of cakes and cookie items, canned dips, dried meat products, and nuts packaged by other manufacturers using the Golden Flake label. No single product or product line accounts for more than 50% of Golden Flake's sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials.

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

Distribution

     Golden Flake sells its products through its own sales organization and independent distributors to commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky, Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina, Arkansas and Missouri. The products are distributed by approximately 532 route salesmen who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama, Nashville, Tennessee, and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct store door delivery method. Golden Flake is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No single customer accounts for more than 10% of its total sales. Golden Flake has a fleet of 917 company owned vehicles to support the route sales system, including 37 tractors and 100 trailers for long haul delivery to the various company warehouses located throughout its distribution areas, 705 store delivery vehicles and 75 cars and miscellaneous vehicles. Golden Flake also leases 10 trailers and 6 tractors.

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

Recent Developments

     Since the beginning of its last fiscal year, Golden Flake has discontinued distributing its products in the Miami, Florida and Louisville/Lexington, Kentucky areas. In addition, the Company has discontinued manufacturing low-fat cheese curls and low-fat potato chips. Other than these changes, no significant change has occurred in the kinds of products manufactured or in the markets or methods of distribution, and no material changes or developments have occurred in the business done and intended to be done by Golden Flake.

                Executive Officers Of Registrant
                       And Its Subsidiary

  Name and Age           Position and Offices with Management
  ------------           ------------------------------------
John S. Stein, 62        Mr. Stein is Chairman of the Board and
                         Chief Executive Officer of the Company.
                         He was elected Chief Executive Officer on
                         June 1, 1991 and Chairman on June 1,
                         1996. He served as President of the
                         Company from 1985 to November 1998. Mr.
                         Stein served as President of Golden Flake
                         Snack Foods, Inc. from 1976 to September
                         20, 1991. Mr. Stein has been employed
                         with the Company and its subsidiaries
                         since 1961. Mr. Stein is elected Chairman and Chief Executive Officer annually, and his present term will expire on May 31, 2000.

F. Wayne Pate, 64        Mr. Pate is President of the Company. He
                         was elected President on November 1,
                         1998. He served as President of Golden
                         Flake Snack Foods, Inc., a wholly-owned
                         subsidiary of the Company from September
                         20, 1991, to November 1, 1998. He has
                         been employed by Golden Flake since 1968.
                         During his employment, he has served as
                         Vice President of Research and
                         Development, Vice President of
                         Manufacturing and Executive Vice
                         President of Manufacturing and Sales. Mr.
                         Pate is elected President annually, and
                         his present term will expire on May 31,
                         2000.

John H. Shannon, 62      Mr. Shannon has been employed with the
                         Company since 1962. He was elected
                         Controller in 1976, Secretary in 1978 and
                         Vice-President in 1979, and has served in these capacities since then. Mr. Shannon is elected to his positions on an annual basis, and his present term of office will expire on May 31, 2000.

Mark W. McCutcheon, 44   Mr. McCutcheon is President of Golden
                         Flake Snack Foods, Inc., a wholly-owned
                         subsidiary of the Company. He was elected
                         President on November 1, 1998, and has
                         been employed by Golden Flake since 1980.
                         During his employment, he has served as
                         Plant Manager of the Ocala, Florida
                         Plant, Plant Manager of the Birmingham,
                         Alabama Plant, Vice President of
                         Manufacturing, Vice President of
                         Operations, and Executive Vice President.
                         Mr. McCutcheon is elected President
                         annually, and his present term will
                         expire on May 31, 2000.

                      ITEM 2. -- PROPERTIES

     The office headquarters of the Company are located at Suite 212, 2101 Magnolia Avenue South, Birmingham, Alabama 35205. The Company occupies approximately 1300 square feet of office space under lease. The properties of the subsidiary are described below.

                          Golden Flake

Manufacturing Plants and Office Headquarters

     The main plant and office headquarters of Golden Flake are located at One Golden Flake Drive, Birmingham, Alabama, and are situated on approximately 40 acres of land which is serviced by a railroad spur track. This facility consists of 3 buildings which have a total of approximately 300,000 square feet of floor area. The plant manufactures a full line of Golden Flake products. Golden Flake maintains a garage and vehicle maintenance service center from which it services, maintains, repairs and rebuilds its fleet and delivery trucks. Golden Flake has adequate employee and fleet parking.

     Approximately 17 acres of the Birmingham property is undeveloped. This property is zoned for industrial use and is readily available for future use. Plans for the utilization of this property have not been finalized.

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

Distribution Warehouses

     Golden Flake owns branch warehouses in Birmingham, Montgomery, Pelham, Midfield, Demopolis, Fort Payne, Muscle Shoals, Huntsville, Phenix City, Tuscaloosa, Mobile, Dothan and Oxford, Alabama; Gulfport and Jackson, Mississippi; Chattanooga, Knoxville and Memphis, Tennessee; Decatur, Marietta, Forest Park and Macon, Georgia; Jacksonville, Panama City, Clearwater, Tampa, Orlando, Tallahassee and Pensacola, Florida; Baton Rouge and New Orleans, Louisiana and Little Rock, Arkansas. The warehouses vary in size from 2,400 to 8,000 square feet. All distribution warehouses are owned free and clear of any debts.

Vehicles

     Golden Flake owns a fleet of 917 vehicles which includes 705 route trucks, 37 tractors, 100 trailers and 75 cars and miscellaneous vehicles. There are no liens or encumbrances on Golden Flake's vehicle fleet. Golden Flake also leases 10 trailers and 6 tractors and owns a 1987 Cessna Citation II aircraft.

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



              ITEM 4. -- SUBMISSION OF MATTERS TO
                   A VOTE OF SECURITY HOLDERS

     Not Applicable.

                             PART II

        ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS



GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

MARKET AND DIVIDEND INFORMATION

     The Company's common stock is traded in the over-the-counter market under the "NASDAQ" symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following tabulation sets forth the high and low sales prices for the common stock during each quarter of the fiscal years ended May 31, 1999 and 1998 and the amount of dividends paid per share in each quarter. The Company currently expects that comparable regular cash dividends will be paid in the future.

                           Market Price
                         -----------------       Dividends Paid
  Quarter                 High       Low            Per share
  -------                ------     ------       --------------
Fiscal 1999
-----------
     First               $6 5/8     $5 3/8             $.12
     Second               6 5/8      5                  .12
     Third                5 7/8      3 1/2              .06
     Fourth               4 1/4      2 1/2              .06

Fiscal 1998
-----------
     First               $7 3/4     $6 3/4             $.12
     Second               7 3/4      6 3/4              .12
     Third                7 1/4      6                  .12
     Fourth               7 1/8      6                  .12


     As of August 6, 1999, there were approximately 1,600 shareholders of record.


               ITEM 6. -- SELECTED FINANCIAL DATA


GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

FINANCIAL REVIEW (Dollar amounts in thousands, except per share data)

                                                                Year Ended May 31,
                                         ------------------------------------------------------------
                                           1999         1998         1997         1996         1995
                                         --------     --------     --------     --------     --------
OPERATIONS
Net sales and other operating income     $129,564     $129,363     $138,427     $127,150     $128,771
Investment income                              66          160          286          675          674
                                         --------     --------     --------     --------     --------
     Total revenues                       129,630      129,523      138,713      127,825      129,445

Cost of sales                              60,283       58,923       63,548       57,331       56,285
Selling, general and administrative
  expenses                                 67,671       64,728       69,845       65,419       64,863
Interest                                     --           --           --           --            --
Income before income taxes                  1,676        5,872        5,320        5,075        8,297
Federal and state income taxes                603        2,171        1,832        1,700        3,146
Income from continuing operations           1,073        3,701        3,488        3,375        5,151

Discontinued operations:
  Income from operations of
    discontinued business net of
    related income taxes                     --           --           --           --              3

Net income                                  1,073        3,701        3,488        3,375        5,154
-----------------------------------------------------------------------------------------------------
FINANCIAL DATA
Depreciation and amortization            $  3,309     $  3,183     $  2,853     $  2,486     $  2,856
Capital expenditures, net of disposals      1,861        3,666        3,611        6,216        1,366
Working capital                            11,642       13,516       15,887       19,053       25,788
Long-term debt                              1,579        1,285        1,049          823          599
Stockholders' equity                       32,504       36,089       38,253       40,582       43,490
Total assets                               41,912       46,925       49,569       48,846       52,012
-----------------------------------------------------------------------------------------------------
COMMON STOCK DATA
Income from continuing operations        $    .09     $    .30     $    .29     $    .28     $    .42
Basic and diluted net income                  .09          .30          .29          .28          .42
Dividends                                     .36          .48          .48          .47          .46
Book value                                   2.67         2.96         3.13         3.32         3.55
Price range                           6 5/8-2 1/2      7 3/4-6  9 3/4-6 7/8  9 3/4-6 3/4      8-6 3/4
-----------------------------------------------------------------------------------------------------
FINANCIAL STATISTICS
Current ratio                                2.99         2.79         2.90         4.37         5.26
Net income as percent of total revenues
  from continuing operations                 0.8%         2.9%         2.5%         2.6%         4.0%
Net income as percent of stockholders'
  equity (a)                                 3.1%        10.0%         8.8%         8.0%        11.6%
-----------------------------------------------------------------------------------------------------
OTHER DATA
Weighted average common shares
  outstanding                          12,171,043   12,205,950   12,205,950   12,243,283   12,376,769
Common shares outstanding at
  year-end                             12,160,950   12,205,950   12,205,950   12,205,950   12,261,950
Approximate number of stockholders          1,600        1,600        1,800        1,800        1,800


(a) Average amounts at beginning and end of fiscal year.


  ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

     Working capital was $11.6 million at May 31, 1999 compared to $13.5 million at May 31, 1998. Net cash provided by operations amounted to $2.1 million in fiscal year 1999, $7.6 million in fiscal year 1998, and $6.2 million in fiscal year 1997. An additional $3.0 million in cash was provided this year by a net decrease in investment securities compared to $0.9 million in 1998, and $3.3 million in 1997.

     Additions to property, plant and equipment, net of disposals, were $1.9 million, $3.7 million, and $3.6 million in fiscal years
1999, 1998, and 1997, respectively, and are expected to be about
$2.0 million in 2000.

     Cash dividends of $4.4 million, $5.9 million, and $5.8 million were paid during fiscal years 1999, 1998, and 1997, respectively. The regular quarterly dividend was changed in January, 1999 from $.12 to $.06 per share. This change reflects the reduction in earnings and the need for the Company to increase its reinvestment in the business.

     Cash in the amount of $0.3 million was used to purchase treasury shares in fiscal year 1999, and no cash was used for this purpose during fiscal years 1998 and 1997.

     Long-term liabilities as a percentage of total capitalization was 4.4% at May 31, 1999. The Company's current ratio at the year end was 2.99 to 1.00.

Operating Results

     Net sales and other operating income increased by 0.2% in fiscal year 1999, decreased by 6.5% in fiscal year 1998, and increased by 8.9% in 1997. Although sales for 1999 were approximately equal to those for 1998, it was necessary to increase discount spending considerably in order to keep sales at the 1998 level. The drop in sales for 1998 from 1997 was primarily caused by decisions made by three major accounts in reaction to very aggressive spending by a competitor. A sizeable reduction in discount spending for 1998 also had a negative impact on sales, but this had a positive effect on profits. The improvement in sales for fiscal 1997 was due to expansion into new products and market areas.

     The Company's investment income was 4.0% of income before taxes in 1999, 2.7% in 1998, and 5.4% in 1997. Investment income has dropped considerably over the past three years because of the decrease in investment securities which were sold to finance capital expenditures that were incurred in developing several new products.

     Cost of sales as a percentage of net sales amounted to 46.8% in 1999, 45.9% in 1998, and 46.1% in 1997. Higher raw material and packaging cost were the major factors causing the increase in cost of sales for 1999 after having had fairly stable costs over the previous three years.

     Selling, general and administrative expenses were 52.6% of sales in 1999, 50.4% in 1998, and 50.7% in 1997. An increase in discount spending in fiscal 1999 was the major reason for the unfavorable comparison with 1998. In 1998 there was a significant reduction in advertising and promotional expenses which produced a favorable comparison with 1997 expenses. There was an improvement for 1997 compared to 1996 due to an increase in sales with very little increase in advertising expense.

     The Company's effective income tax rates for 1999, 1998, and 1997 were 36.0%, 37.0%, and 34.4%, respectively. Note 4 to the consolidated financial statements provides additional information about the provision for income taxes.

Market Risk

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, and commodity prices, affecting the cost of its raw materials.

     The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds. Assuming year-end 1999 variable rate investment levels, a one-point change in interest rates would impact interest income by $619.

     The Company is subject to market risk with respect to commodities because its ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates. The Company purchases its raw materials on the open market, under contract through brokers and directly from growers. Future contracts have been used occasionally to hedge immaterial amounts of commodity purchases, but none are presently being used.

Year 2000 Compliance

     All necessary modifications for Year 2000 compliance were completed by the target date of May 31, 1999. All information technology systems and non-IT systems are compliant.

     All internal testing has been done, but there is some testing remaining to be done on some of the applications that interface with other companies. The Company is set to do any of this testing that is necessary as the other companies involved become ready.

     Internal staff has been used primarily for the conversion, and the cost of the project is estimated to be approximately $60,000 and has been expensed as incurred.

     Contingency plans for Year 2000 related interruptions have been developed and include, but are not limited to replacing electronic applications with manual processes, identification of alternate suppliers and increasing raw material and finished goods inventory levels.

     The most likely worse case scenarios for the Company would be the temporary inability of suppliers to provide raw materials on a timely basis and of some customers to order and pay on a timely basis.

     To the degree possible, the Company is verifying that other companies with which its systems interface or rely on are currently Year 2000 compliant or are in the process of becoming compliant. While the Company anticipates no major interruption of its business activities, that will be dependent in part upon the ability of these third parties to be Year 2000 compliant. Although the Company is addressing third party issues as explained above, it is not able to require the compliance actions by such parties. Accordingly, while the Company believes its actions in this regard should have the effect of mitigating Year 2000 risks, it cannot completely eliminate them or estimate the ultimate effect that Year 2000 risks will have on its operating results.

Inflation

     Certain costs and expenses of the Company are affected adversely by inflation, and the Company's prices for its products over the last eight years have remained relatively flat. The Company will contend with the effect of further inflation through efficient purchasing, improved manufacturing methods, pricing, and by monitoring and controlling expenses.

Environmental Matters

     There have been no material effects of compliance with governmental provisions regulating discharge of materials into the environment.


ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
            RISK

     Included in Item 7, Management's Discussion and Analysis of
Financial Condition and Results of Operations -- Market Risk beginning on page 9.


ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the registrant and its subsidiary for the year ended May 31, 1999, consisting of the following, are contained herein:

Consolidated Balance Sheets        -- May 31, 1999 and 1998

Consolidated Statements of Income  -- Years ended May 31, 1999, 1998 and 1997

Consolidated Statements of         -- Years ended May 31, 1999, 1998 and 1997
  Cash Flows

Consolidated Statements of Changes -- Years ended May 31, 1999, 1998 and 1997 in Stockholders' Equity

Notes to Consolidated Financial    -- Years ended May 31, 1999, 1998 and 1997
  Statements

Quarterly Results of Operations    -- Years ended May 31, 1999 and 1998

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of May 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of May 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in item 14(a) 2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules for the years ended May 31, 1999, 1998, and 1997, have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Birmingham, Alabama
July 6, 1999                DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP


GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

May 31, 1999 and 1998

                                                       1999            1998
                                                   -----------     -----------
ASSETS

Current Assets:
  Cash and cash equivalents                        $   227,120     $   114,869
  Investment securities available-for-sale              61,941       3,077,464

Receivables:
  Trade accounts                                    10,143,145      10,812,685
  Other                                                203,378         471,101
                                                   -----------     -----------
                                                    10,346,523      11,283,786
  Less: Allowance for doubtful accounts                111,000          75,000
                                                   -----------     -----------
                                                    10,235,523      11,208,786
                                                   -----------     -----------
Inventories:
  Raw materials                                      2,224,946       2,425,367
  Finished goods                                     2,403,663       2,359,201
                                                   -----------     -----------
                                                     4,628,609       4,784,568
                                                   -----------     -----------

Prepaid expenses                                     2,348,975       1,899,294
                                                   -----------     -----------
                 Total current assets               17,502,168      21,084,981
                                                   -----------     -----------

Property, plant and equipment:
  Land                                               3,790,600       3,840,514
  Buildings                                         19,456,338      19,503,824
  Machinery and equipment                           42,770,602      42,018,529
  Transportation equipment                          17,077,882      16,884,469
                                                   -----------     -----------
                                                    83,095,422      82,247,336
  Less: Accumulated depreciation                    61,570,336      59,274,250
                                                   -----------     -----------
                                                    21,525,086      22,973,086
                                                   -----------     -----------

Other Assets                                         2,884,498       2,866,681
                                                   -----------     -----------
                 Total                             $41,911,752     $46,924,748
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Checks outstanding in excess of bank balances    $   962,474     $   --
  Accounts payable                                   3,689,615       5,795,698
  Accrued income taxes                                 --              213,813
  Other accrued expenses                               952,366       1,304,349
  Deferred income taxes                                255,820         254,898
                                                   -----------     -----------
                 Total current liabilities           5,860,275       7,568,758
                                                   -----------     -----------

Long-term liabilities                                1,579,453       1,284,543
                                                   -----------     -----------

Deferred income taxes                                1,968,005       1,982,324
                                                   -----------     -----------

Commitments and Contingencies                          --              --

Stockholders' Equity:
  Common stock -- $.66 2/3 par value:
    Authorized 35,000,000 shares;
    issued 13,828,793 shares                         9,219,195       9,219,195
  Additional paid-in capital                         6,499,554       6,499,554
  Retained earnings                                 26,361,690      29,671,907
  Treasury shares -- at cost (1,667,843 shares
    in 1999 and 1,622,843 shares in 1998)           (9,576,420)     (9,301,533)
  Accumulated other comprehensive income               --              --
                                                   -----------     -----------
                 Total stockholders' equity         32,504,019      36,089,123
                                                   -----------     -----------
                 Total                             $41,911,752     $46,924,748
                                                   ===========     ===========


See Accompanying Notes to Consolidated Financial Statements.




GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years ended May 31, 1999, 1998 and 1997

                                           1999             1998             1997
                                       ------------     ------------     ------------
Revenues:
  Net sales                            $128,740,552     $128,496,511     $137,744,137
  Other income, including gain on
    sale of property and equipment
    of $536,709 in 1999, $450,923
    in 1998, and $397,772 in 1997           823,363          866,327          682,601
  Net investment income                      66,567          159,956          286,644
                                       ------------     ------------     ------------
    Total revenues                      129,630,482      129,522,794      138,713,382
                                       ------------     ------------     ------------

Costs and expenses:
  Cost of sales                          60,283,113       58,922,656       63,548,396
  Selling, general and administrative
    expenses                             67,416,243       64,172,339       69,288,269
  Contributions to employee 401(k)
    profit-sharing and employee
    stock ownership plans                   255,020          556,240          556,882
                                       ------------     ------------     ------------
    Total costs and expenses            127,954,376      123,651,235      133,393,547
                                       ------------     ------------     ------------
    Income before income taxes           1,676,106        5,871,559        5,319,835
                                       ------------     ------------     ------------

Provision for income taxes:
  Currently payable:
    Federal                                 526,000        1,800,000        1,519,000
    State                                    91,000          282,000          252,000
  Deferred taxes                            (14,000)          89,000           61,000
                                       ------------     ------------     ------------
    Total provision for income taxes        603,000        2,171,000        1,832,000
                                       ------------     ------------     ------------
                 Net income            $  1,073,106     $  3,700,559     $  3,487,835
                                       ============     ============     ============

Per share of common stock:
  Basic earnings per share             $        .09     $        .30     $        .29
  Basic weighted shares outstanding      12,171,043       12,205,950       12,205,950
  Diluted earnings per share           $        .09     $        .30     $        .29
  Diluted weighted shares outstanding    12,171,411       12,205,950       12,206,333


See Accompanying Notes to Consolidated Financial Statements.



GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended May 31, 1999, 1998 and 1997


                                                            1999            1998            1997
                                                        -----------     -----------     -----------
Cash flows from operating activities:
  Net income                                            $ 1,073,106     $ 3,700,559     $ 3,487,835
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       3,309,182       3,183,490       2,853,024
      Salary continuation benefits                          294,910         235,368         225,948
      Deferred income taxes                                 (14,000)         89,000          61,000
      Gain on sale of property and equipment               (536,709)       (450,923)       (397,772)
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable -- net       973,263         769,681      (1,843,864)
    Decrease (increase) in inventories                      155,959         612,272        (624,468)
    (Increase) decrease in prepaid expenses                (449,681)        301,288         104,764
    (Increase) in other assets -- long-term                 (17,817)        (47,763)       (404,980)
    (Decrease) increase in accounts payable              (2,106,083)       (825,385)      2,582,340
    (Decrease) increase in accrued income taxes            (213,813)        (19,792)        233,605
    (Decrease) increase in accrued expenses                (351,983)         43,314         (57,228)
                                                        -----------     -----------     -----------
       Net cash provided by operating activities          2,116,334       7,591,109       6,220,204
                                                        -----------     -----------     -----------
Cash flows from investing activities:
  Purchase of property, plant and equipment              (2,036,114)     (3,725,447)     (3,636,960)
  Proceeds from sale of property, plant and equipment       712,244         510,135         423,656
  Investment securities available-for-sale:
    Purchases                                            (4,147,450)     (9,649,257)    (11,673,398)
    Proceeds from disposals                               7,162,973      10,576,211      14,938,643
                                                        -----------     -----------     -----------
       Net cash provided by (used in)
         investing activities                             1,691,653      (2,288,358)         51,941
                                                        -----------     -----------     -----------
Cash flows from financing activities:
  Increase in checks outstanding in excess
    of bank balances                                        962,474         --              --
  Purchase of treasury shares                              (274,887)        --              --
  Cash dividends paid                                    (4,383,323)     (5,858,856)     (5,828,344)
                                                        -----------     -----------     -----------
       Net cash (used in) financing activities           (3,695,736)     (5,858,856)     (5,828,344)
                                                        -----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents        112,251        (556,105)        443,801
Cash and cash equivalents at beginning of year              114,869         670,974         227,173
                                                        -----------     -----------     -----------
Cash and cash equivalents at end of year                $   227,120     $   114,869     $   670,974
                                                        ===========     ===========     ===========
Supplemental information:
  Cash paid during the year for:
  Income taxes                                          $ 1,053,696     $ 2,101,972     $ 1,103,222
  Interest                                              $     --        $     --        $     --



See Accompanying Notes to Consolidated Financial Statements.



GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended May 31, 1999, 1998 and 1997

                                                                                Accumulated     Total
                                       Additional                                Other Com-     Stock-      Compre-
                            Common       Paid-in      Retained      Treasury     prehensive    holders'     hensive
                             Stock       Capital      Earnings       Shares        Income       Equity      Income
                          ----------   ----------   -----------   ------------   ---------   -----------   ----------
Balance, May 31, 1996     $9,219,195   $6,499,554   $34,170,713   $(9,301,533)   $( 6,002)   $40,581,927
  Net income -- 1997          --           --         3,487,835        --            --        3,487,835   $3,487,835
  Changes in unrealized
    gain (loss) on
    securities
    available-for-sale        --           --            --            --          11,375         11,375       11,375
                                                                                                           ----------
  Comprehensive income                                                                                     $3,499,210
                                                                                                           ==========
  Cash dividends declared
   --  $.48 per share         --           --        (5,828,344)       --            --       (5,828,344)
                          ----------   ----------   -----------   -----------    --------    -----------
Balance, May 31, 1997      9,219,195    6,499,554    31,830,204    (9,301,533)      5,373     38,252,793
  Net income -- 1998          --           --         3,700,559        --            --        3,700,559   $3,700,559
    Changes in unrealized
      gain (loss) on
      securities
      available-for-sale      --           --            --            --          (5,373)        (5,373)      (5,373)
                                                                                                           ----------
  Comprehensive income                                                                                     $3,695,186
                                                                                                           ==========
  Cash dividends declared
   --  $.48 per share         --           --        (5,858,856)       --            --       (5,858,856)
                          ----------   ----------   -----------   -----------    --------    -----------
Balance, May 31, 1998      9,219,195    6,499,554    29,671,907    (9,301,533)       --       36,089,123
  Net income -- 1999          --           --         1,073,106        --            --        1,073,106   $1,073,106
  Changes in unrealized
    gain (loss) on
    securities
    available-for-sale        --           --            --            --            --           --           --
                                                                                                           ----------
  Comprehensive income                                                                                     $1,073,106
                                                                                                           ==========
  Cash dividends declared
    -- $.36 per share         --           --        (4,383,323)       --            --       (4,383,323)

  Treasury shares purchased   --           --             --         (274,887)       --         (274,887)
                          ----------   ----------   -----------   -----------    --------    -----------
Balance, May 31, 1999     $9,219,195   $6,499,554   $26,361,690   $(9,576,420)   $   --      $32,504,019
                          ==========   ==========   ===========   ===========    ========    ===========

See Accompanying Notes to Consolidated Financial Statements.


GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 1999, 1998 and 1997

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

Investment Securities

     Investment securities at May 31, 1999 are principally instruments of municipalities and of short-term mutual municipal funds. The Company currently classifies all investment securities as available-for-sale. Securities accounted for as available-for-sale includes bonds, notes, common stock and non-redeemable preferred stock not classified as either held-to-maturity or trading. Securities available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders' equity. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Inventories

     Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method. The opening and closing inventories used in computing cost of sales are as follows:

              Date                Amount
              ----                ------
          May 31, 1997          $5,396,840
          May 31, 1998           4,784,568
          May 31, 1999           4,628,609


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

Employee Benefit Plans

     The Company has trusteed "Qualified Profit-Sharing Plans" that were amended and restated effective June 1, 1996 to add a 401(k) salary reduction provision. Under this provision, employees can contribute up to fifteen percent of their compensation to the plan on a pretax basis subject to regulatory limits; and the Company, at its discretion, can match up to 4 percent of the participants' compensation. The annual contributions to the plans are determined by the applicable Board of Directors. Total plan expenses for the years ended May 31, 1999, 1998 and 1997 were $255,020, $505,179 and
$505,622, respectively.

     The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual contributions to the plan are amounts determined by the Board of Directors of the Company. Annual contributions are made in cash or common stock of the Company. The Employee Stock Ownership Plan expenses for the years ended May 31, 1999, 1998 and 1997 were $-0-, $51,061 and $51,260, respectively.
Each participant's account is credited with an allocation of shares acquired with the Company's annual contributions, dividends received on ESOP shares and forfeitures of terminated participants' nonvested accounts.

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

Stock Options and Long-Term Incentive Plans

     The Company has a stock option plan and a long-term incentive plan currently in effect under which future grants may be issued: the 1988 Stock Option and Stock Appreciation Plan (the 1988 Plan) and the 1996 Long-Term Incentive Plan (the 1996 Plan). The Plans are administered by the Stock Option Committee of the Board of Directors, which has sole discretion, subject to the terms of the Plans, to determine those employees including executive officers, eligible to receive awards and the amount and type of such awards. The Stock Option Committee also has the authority to interpret the Plans, formulate the terms and conditions of award agreements, and make all other determinations required in the administration thereof.

     The 1988 Plan provides that non-qualified stock options and stock appreciation rights may be granted to key employees for up to 400,000 shares of the Company's common stock. The options and stock appreciation rights are exercisable three years after date of grant. The option price may be less than, equal to or greater than the fair market value of the stock on the date of grant. Each stock appreciation right entitles the option holder, upon exercise of the related stock option, to receive from the Company the amount of the appreciation in the underlying common stock as determined by the excess of the fair market value of a share of common stock on the exercise date of the related stock option over the option price. The options and stock appreciation rights granted, if not exercised, will expire three months from the date they are exercisable. As of May 31, 1999, options and stock appreciation rights had been granted for 145,000 shares (net of 13,000 shares forfeited) at an option price of $6 per share and for 79,500 shares (net of 6,000 shares forfeited) at an option price of $5 per share. 36,500 shares were exercised at $5 per share during the fiscal year ended May 31, 1995. There were no stock options and stock appreciation rights outstanding under this Plan at May 31, 1999, 1998 and 1997; however, there were 175,500 shares available for granting of additional options. The 1988 Plan expires July 6, 2002 except as to options and stock appreciation rights outstanding on that date; but, the rights to amend, suspend or terminate the Plan have been reserved.

     The 1996 Plan provides for the granting of "Incentive Stock Options" as defined under the Internal Revenue Code. Under the Plan, grants may be made to selected officers and employees, of incentive stock options with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company's stock at the date of grant. Five hundred thousand shares of the Company's stock have been reserved for issuance under this Plan. Incentive Stock Options have been granted for 340,000 shares leaving 160,000 shares available for future options. Following is a summary of transactions:

                                                        Shares Under Option
                                                   -------------------------------
                                                    1999        1998        1997
                                                   -------     -------     -------
     Outstanding -- beginning of the year          300,000     300,000       --
          Granted                                   40,000       --        300,000
          Exercised                                 (--)        (--)        (--)
          Forfeited                                 (--)        (--)        (--)
                                                   -------     -------     -------
     Outstanding -- end of year                    340,000     300,000     300,000
                                                   =======     =======     =======

     The Company has elected to follow Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB25") and related Interpretation in accounting for its employee stock options rather than Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999 and 1997 (no options were granted in 1998) respectively; risk-free interest rates of 6.33 percent and 6.62 percent; dividend yields of
5.2 percent and 5.2 percent; expected option life of 5 and 7.5 years; volatility factors of expected market price of the Company's stock of 0.150 and 0.150.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect an options fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company's actual and pro forma information is as follows:

                                         1999           1998           1997
                                      ----------     ----------     ----------
     Net income:
       As reported                    $1,073,106     $3,700,559     $3,487,835
       Pro forma                       1,062,098      3,700,559      3,279,935
     Basic earnings per share:
       As reported                    $      .09     $      .30     $      .29
       Pro forma                             .09            .30            .27
     Diluted earnings per share:
       As reported                    $      .09     $      .30     $      .29
       Pro forma                             .09            .30            .27


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

Net Income Per Share

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

                                            Average Common Stock Shares
                                      ----------------------------------------
                                         1999           1998           1997
                                      ----------     ----------     ----------
Basic weighted shares outstanding     12,171,043     12,205,950     12,205,950
Effects of options                           368         --                383
                                      ----------     ----------     ----------
Diluted shares                        12,171,411     12,205,950     12,206,333


Disclosures About Fair Value of Financial Instruments

     Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, ("FAS107") requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. FAS107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

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

Comprehensive Income

     In June 1997, the FASB issued Financial Accounting Statement No. 130, Reporting Comprehensive Income ("FAS130") which establishes reporting and presentation standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from non-owner sources. The adoption of FAS130 in 1999 and the restatement of prior periods for comparative financial statements did not have a material impact on the financial statements of the Company.

Segment Information

     Also in June 1997, the FASB issued Financial Accounting Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS131"). FAS131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision makers use to assess performance and make decisions about resource allocations. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. The adoption of FAS131 in 1999 did not have a material impact on the financial statements of the Company.

Pension and Postretirement Benefits

     In 1999, the Company adopted the revised disclosure requirements of Financial Accounting Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("FAS132"). FAS132 standardizes the disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires additional information on changes in benefit obligations and fair values of plan assets. The adoption of FAS132 did not have a material impact on the financial statements of the Company.

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

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS133"). The Company will be required to adopt FAS133 on June 1, 2000. FAS133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The Company has not made a determination of the impact adoption will have on the financial statements of the Company.

NOTE 2 -- INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains and losses and fair value of the investment securities available-for-sale are as follows:

                                                               May 31, 1999
                                        ------------------------------------------------------------
                                                           Gross           Gross
                                          Amortized     Unrealized      Unrealized
                                            Cost           Gains           Losses       Fair Value
                                        -----------     -----------     -----------     -----------
          Mutual funds                  $    61,941     $    --         $     --        $    61,941
                                        ===========     ===========     ===========     ===========

                                                                May 31, 1998
                                        -------------------------------------------------------------
                                                            Gross          Gross
                                           Amortized     Unrealized     Unrealized
                                             Cost           Gains          Losses       Fair Value
                                         -----------     -----------    -----------     -----------
          Municipal obligations          $   177,700     $    --        $    --         $   177,700
          Mutual funds                     2,899,764          --             --           2,899,764
                                         -----------     -----------    -----------     -----------
               Total                     $ 3,077,464     $    --        $    --         $ 3,077,464
                                         ===========     ===========    ===========     ===========


     Maturities of investment securities classified as available-for-sale at May 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

                                                     Amortized
                                                       Cost      Fair Value
                                                     ---------   ----------
     Investment securities available-for-sale:
       Due within one year                           $ 61,941     $ 61,941
       Due after one year through three years           --           --
       Due after three years through five years         --           --
                                                     --------     --------
            Total                                    $ 61,941     $ 61,941
                                                     ========     ========


     Proceeds from sales of investment securities available-for-sale during fiscal 1999 and 1998 were $7,162,973 and $10,576,211, respectively. Gross losses of $6,792 and gains of $
9,678 for fiscal 1999 and 1998, respectively, were realized on those sales.


NOTE 3 -- LONG-TERM LIABILITIES

     Long-term liabilities consisted of salary continuation benefits accrued under the Company's salary continuation plan in the amounts of $1,579,453 and $1,284,543 at May 31, 1999 and 1998,
respectively.

     Aggregate annual maturities of long-term liabilities within each of the next five fiscal years following May 31, 1999 are as follows: 2000 through 2004, $-0-.


NOTE 4 -- INCOME TAXES

     The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and the actual income tax expense follows:

                                                  1999           1998           1997
                                               ----------     ----------     ----------
     Tax on income at statutory rates          $  570,000     $1,996,000     $1,809,000
     Increases (decreases) resulting from:
       State income taxes, less Federal
         income tax benefit                        60,000        186,000        166,000
       Tax exempt interest                        (20,000)       (29,000)       (39,000)
       Other -- net                                (7,000)        18,000       (104,000)
                                               ----------     ----------     ----------
               Total                           $  603,000     $2,171,000     $1,832,000
                                               ==========     ==========     ==========

     The tax effects of temporary differences that result in deferred tax liabilities are as follows:

                                         1999          1998
                                     -----------    -----------
     Property and equipment          $2,535,505     $2,443,824
     Accrued expenses                  (311,680)      (206,602)
                                     ----------     ----------
               Total                 $2,223,825     $2,237,222
                                     ==========     ==========

     The income tax effects of changes in temporary differences are as follows:

                                         1999           1998           1997
                                      ----------     ----------     ----------
     Property and equipment           $   91,000     $  176,500     $  174,000
     Accrued expenses                   (105,000)       (87,500)      (113,000)
                                      ----------     ----------     ----------
       Total                          $  (14,000)    $   89,000     $   61,000
                                      ==========     ==========     ==========


NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     Rental expenses were $662,565 in 1999, $656,727 in 1998 and $702,270 in 1997. At May 31, 1999, the Company was obligated under certain leases (which have not been capitalized) for buildings, office space and equipment. The following amounts represent future payment commitments under these leases:

     Years Ending     Buildings and
        May 31,        Office Space     Equipment     Total
     ------------     -------------     ---------    --------
         2000            $17,000        $143,000     $160,000
         2001               --           120,000      120,000
         2002               --            30,000       30,000

     The subsidiary of the company leases equipment for approximately $25,000 per month from a company which is principally owned by a major shareholder of Golden Enterprises, Inc. The terms of these leases are equal to or better than those available from unaffiliated third parties.

     The subsidiary of the Company entered into a short-term lease beginning in February, 1999 to lease its airplane to a major shareholder of Golden Enterprises, Inc. for approximately $20,000 per month. The lease provides for his personal use of the airplane for up to 100 flight hours per year and is for a term of one year with automatic annual renewal at the option of either party. The terms of this lease are equal to or better than those available to an unrelated third party.

     The Company had letters of credit in the amount of $2,200,000 and $2,189,000 outstanding at May 31, 1999 and May 31, 1998, respectively, to support the Company's commercial self-insurance program. The Company pays a commitment fee of 0.375% to maintain the letters of credit.


NOTE 6 -- CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

     The Company maintains its cash accounts primarily with banks located in Alabama. The total cash balances are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with an Alabama bank at May 31, 1999 that exceeded the balance insured by the F.D.I.C. in the amount of $1,082,000.

     The Company's trade receivables result primarily from its snack food operations and reflect a broad customer base, primarily large grocery chains located in the southeastern United States. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited.


NOTE 7 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations of the years ended May 31, 1999, 1998 and 1997:

                                                          Per Share
     Quarter         Total Revenues       Net Income      Net Income
     -------         --------------       -----------     ----------
     1999
     ----
     First            $ 31,668,331        $   586,164        $.05
     Second             30,926,099            104,646         .01
     Third              34,080,883            185,177         .01
     Fourth             32,955,169            197,119         .02
                      ------------         ----------        ----
       For the year   $129,630,482         $1,073,106        $.09
                      ============         ==========        ====

     1998
     ----
     First            $ 32,608,207         $1,172,986        $.10
     Second             30,920,499            629,399         .05
     Third              32,577,407            796,083         .06
     Fourth             33,416,681          1,102,091         .09
                      ------------         ----------        ----
       For the year   $129,522,794         $3,700,559        $.30
                      ============         ==========        ====

     1997
     ----
     First            $ 34,345,727         $1,198,974        $.10
     Second             33,066,321            650,002         .05
     Third              35,736,176            471,031         .04
     Fourth             35,565,158          1,167,828         .10
                      ------------         ----------        ----
       For the year   $138,713,382         $3,487,835        $.29
                      ============         ==========        ====


NOTE 8 -- SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

     The following tabulation gives certain supplementary statement of income information for continuing operations for the years ended May 31, 1999, 1998 and 1997:

                                         1999            1998            1997
                                      -----------     -----------     -----------
     Maintenance and repairs          $ 5,939,882     $ 6,133,748     $ 5,328,776
     Depreciation and amortization      3,309,182       3,183,490       2,853,024
     Payroll taxes                      2,769,228       2,737,153       2,867,871
     Advertising costs                 19,132,322      16,747,607      21,202,756


     Amounts for depreciation and amortization of intangible assets, royalties, other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.


GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

SUPPLEMENTARY FINANCIAL INFORMATION

Selected quarterly financial data for the fiscal years ended May 31, 1999 and 1998 (unaudited)

(Dollar amounts in thousands, except per share data)

                                    First      Second       Third      Fourth
                                   Quarter     Quarter     Quarter     Quarter
                                   -------     -------     -------     -------
1999

Total revenues                     $31,668     $30,926     $34,081     $32,955
                                   =======     =======     =======     =======

Income before income taxes         $   897     $   153     $   292     $   334
                                   =======     =======     =======     =======

Net income                         $   586     $   105     $   185     $   197
                                   =======     =======     =======     =======

Net income per share               $   .05     $   .01     $   .01     $   .02
                                   =======     =======     =======     =======

Cash dividends per share           $   .12     $   .12     $   .06     $   .06
                                   =======     =======     =======     =======

1998

Total revenues                     $32,608     $30,921     $32,577     $33,417
                                   =======     =======     =======     =======

Income before income taxes         $ 1,842     $   968     $ 1,224     $ 1,838
                                   =======     =======     =======     =======

Net income                         $ 1,173     $   630     $   796     $ 1,102
                                   =======     =======     =======     =======

Net income per share               $   .10     $   .05     $   .06     $   .09
                                   =======     =======     =======     =======

Cash dividends per share           $   .12     $   .12     $   .12     $   .12
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

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. -- EXECUTIVE COMPENSATION

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     With the exception of a description of Executive Officers of The Registrant which appears on page 5 herein, Part III is omitted because prior to September 28, 1999, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                             PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT
            SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES

   The following consolidated financial statements of Golden
Enterprises, Inc. and subsidiary required to be included in Item 8 are listed below:

   Consolidated Balance Sheets -- May 31, 1999 and 1998

   Consolidated Statements of Income -- Years ended May 31, 1999,
1998 and 1997

   Consolidated Statements of Changes in Stockholders' Equity --
Years ended May 31, 1999, 1998 and 1997

   Consolidated Statements of Cash Flows -- Years ended May 31,
1999, 1998 and 1997

   Notes to Consolidated Financial Statements

   The following consolidated financial statements schedule is included in Item 14(d):

   Schedule II -- Valuation and Qualifying Accounts

   All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

   3. Exhibits:

      10.1 -- A copy of Lease of Aircraft executed by and between Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of the Registrant and Sloan Y. Bashinsky, Sr.

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

GOLDEN ENTERPRISES, INC.

By /s/ John H. Shannon                               August 26, 1999
------------------------------------------           ---------------
       John H. Shannon                                     Date
       Vice President, Principal Financial
       Officer and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                       Title                       Date
     ---------                       -----                       ----
/s/ John S. Stein             Chairman of the Board,         August 26, 1999
--------------------------    Chief Executive
    John S. Stein             Officer and Director

/s/ John H. Shannon           Vice President, Secretary,     August 26, 1999
--------------------------    Principal Financial Officer
    John H. Shannon           and Controller

/s/ F. Wayne Pate             Director                       August 26, 1999
--------------------------
    F. Wayne Pate

                              Director                       August 26, 1999
--------------------------
    Edward R. Pascoe

/s/ John P. McKleroy, Jr.     Director                      August 26, 1999
--------------------------
    John P. McKleroy, Jr.

/s/ James I. Rotenstreich     Director                      August 26, 1999
--------------------------
    James I. Rotenstreich

/s/ John S. P. Samford        Director                     August 26, 1999
---------------------------
    John S. P. Samford

                              Director                     August 26, 1999
---------------------------
    D. Paul Jones, Jr.

/s/ J. Wallace Nall, Jr.      Director                     August 26, 1999
--------------------------
    J. Wallace Nall, Jr.

/s/ Joann F. Bashinsky        Director                     August 26, 1999
---------------------------
    Joann F. Bashinsky

                              Director                     August 26, 1999
----------------------------
    Mark W. McCutcheon


                           SCHEDULE II

             GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                VALUATION AND QUALIFYING ACCOUNTS

             Years ended May 31, 1997, 1998 and 1999

                                                 Additions
                                   Balance at    Charged to                  Balance
                                   Beginning     Costs and                    at End
Allowance for Doubtful Accounts      of Year     Expenses     Deductions     of Year
-------------------------------    ---------     ---------     ---------     ---------
Year ended May 31, 1997            $  10,000     $ 145,853     $ 145,853     $  10,000
                                   =========     =========     =========     =========

Year ended May 31, 1998            $  10,000     $  72,527     $   7,527     $  75,000
                                   =========     =========     =========     =========

Year ended May 31, 1999            $  75,000     $ 153,459     $ 117,459     $ 111,000
                                   =========     =========     =========     =========


                        INDEX TO EXHIBITS

Exhibit Number                                                    Page

  10.1  A copy of Lease of Aircraft executed by and between
        Golden Flake Snack Foods, Inc., a wholly-owned
        subsidiary of the Registrant and Sloan Y. Bashinsky, Sr.    33

                          EXHIBIT 10.1

                        Lease of Aircraft

                        LEASE OF AIRCRAFT

     THIS LEASE OF AIRCRAFT is made effective this 1st day of February, 1999, by and between GOLDEN FLAKE SNACK FOODS, INC., an Alabama corporation, whose address is One Golden Flake Drive, P.O. Box 2447, Birmingham, Alabama 35201 ("Lessor"), and SLOAN Y. BASHINSKY, SR., a resident of the State of Alabama, whose address is 3432 Briarcliff Road East, Birmingham, Alabama 35223 ("Lessee").

     1. Lessor hereby leases to Lessee, and Lessee leases from Lessor, subject to the therms and conditions set forth, the following described aircraft:

     Manufacturer       Type        Registration and/or Serial Number
     ------------       ----        ---------------------------------
     Cessna          Citation II     N 200GF/550-0556

     Together with all equipment and accessories attached thereto or used in connection therewith (collectively the "Aircraft").

     2. Lessor hereby leases the Aircraft to Lessee for the personal use by Lessee.

     3. The term of this Lease is from February 1, 1999 to January 31, 2000, and shall automatically renew annually thereafter, unless Lessor or Lessee submits written notice to the other party of that party's intention to not renew this Lease not later than thirty (30) days prior to the expiration of the then-current Lease term.

     4. In consideration of this Lease of Aircraft Lessee covenants, warrants and agrees as follows:

     (a) Lease Payments. Lessee shall pay to Lessor for the non-exclusive possession and use of the Aircraft for up to one hundred (100) flight hours per year, the sum of Twenty Thousand and no/100 Dollars ($20,000) per month, payable on the last day of each month of the Lease term. Lessor acknowledges receipt of the February 1999 lease payment.

     (b) Lessee Shall Furnish Flight Crew. Lessee agrees that he shall furnish at his sole cost and expenses a flight crew for each flight of the airplane used by him consisting of a duly licensed pilot and co-pilot.

     (c) Use of Aircraft. Lessee shall safely and carefully use the Aircraft, and not sell or attempt to sell, remove or attempt to remove the same or any part thereof from the continental states of the United States.

     (d) Lessee understands and agrees that Lessee's right to use the Aircraft at a given time must be coordinated with Lessor. Lessor shall retain the right to use the Aircraft for business purposes and to lease the Airplane to third parties for personal and/or business use.

     (e) No Liens. Lessee agrees that he will not attempt to convey or mortgage or create any lien of any kind or character against the Aircraft or do anything or take any action that might mature into such alien. Lessee understands and agrees that this Lease shall not transfer any interest in the Aircraft to Lessee, and that this Lease is not intended as a security instrument or security agreement.

     (f) Compliance with Laws, etc. Lessee shall, during the term of this Lease while in possession of the Aircraft and until return and delivery of the Aircraft to Lessor, abide by and conform to all laws and governmental and airport orders, rules and regulations, including any future amendments thereto, controlling or in any manner affecting the operation, use or occupancy of the Aircraft or use of airport premises by the Aircraft.

     (g) Condition of Aircraft. Lessee accepts the Aircraft in its present condition.

     (h) Indemnity. Lessee shall be responsible for and liable to Lessor for, and shall indemnify Lessor against, any and all damage to the Aircraft which occurs from the willful misconduct or gross negligence of Lessee during the term of this Lease while the Aircraft is in the possession or control of Lessee.

     (i) Remedies upon Breach. Lessee agree that if he violates any of the aforesaid covenants, terms and conditions, Lessor may, at its sole option without notice to Lessee or others, terminate this Lease and take possession of said Aircraft wherever found.

     (j) Lessee's Cooperation. Lessee agrees to cooperate with Lessor in the execution and filing of all documents Lessor deems necessary or desirable to fulfilling the objectives of this Lease.

     (k) No Assignment by Lessee. Lessee shall not assign this Lease without the prior written consent of Lessor. Lessee is prohibited and shall not charge any third party for the use of the Aircraft.

     5. In consideration for this Lease of Aircraft, Lessor covenants, warrants, and agrees as follows:

     (a) Lessee may have the use of the Airplane for up to 100 flight hours per year during the term of this Lease.

     (b) Taxes and Fees. Lessor shall pay all taxes, assessments, charges and fees on the Aircraft or its domestic use imposed by federal, state, municipal or other public or airport authority.

     (c) Insurance. Lessor shall maintain hull and liability insurance on the Aircraft in amounts and with such companies as shall be reasonably acceptable to Lessor and Lessee which shall name Lessee as an additional insured. Notwithstanding the foregoing, Lessor shall be entitled to reimbursement by Lessee for damage to the Aircraft resulting from the willful misconduct or gross negligence of Lessee, his agents, employees, invitees, and licensees.

     (d) Maintenance and Compliance with Laws. Lessor shall maintain the Aircraft in an airworthy condition and shall abide by and conform to, and cause others to abide by and conform to, all laws and governmental and airport orders, rules and regulations, including any future amendments thereto, controlling or in any manner affecting operation, use or occupancy of the Aircraft or use of airport premises by the Aircraft.

     6.     Miscellaneous.

     (a) Notices. Any notice required or permitted to be delivered hereunder shall be deemed received when sent by United
States Mail, postage prepaid, certified mail, return receipt requested, addressed to Lessor or Lessee as the case may require at the addresses stated above.

     (b) Laws to Apply. This Contract shall be construed under and in accordance with the laws of the State of Alabama.

     (c) Parties Bound. This Contract shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns.

     (d) Prior Agreements Superseded. This Contract constitutes the sole and only agreement of the parties hereto and supersedes any prior understandings or written or oral agreements between the parties respecting the Aircraft.

     (e) Relation of Parties. Nothing herein contained shall be construed to create a relationship of third party beneficiary hereof or joint venture or any association or other such relationship between Lessor and Lessee except that of Lessor and Lessee.

     (f) Captions. The paragraph headings or captions appearing in this Lease are for convenience only, are not a part of this Lease and are not to be considered in interpreting this Lease.

     7.     Truth-in-Leasing Clause.

     (a) The Lessor hereby represents and warrants that the Aircraft has been maintained and inspected during the 12 months preceding the date and execution of this Lease under Federal Aviation Regulations Part 91. Lessor hereby certifies that the Aircraft is currently, and shall at all times during the term of this Lease remain, in compliance with the applicable Federal Aviation Regulations maintenance and inspection requirements for the operation to be conducted under this Lease.

     (b) The name and address and the signature of the person responsible for operational control of the Aircraft under this Lease is as follows:

             Name:     Don Brown
                       (Chief Pilot for Lessor)

          Address:     One Golden Flake Drive
                       Birmingham, Alabama 35233

     Don Brown, by affixing his signature below, hereby certifies that he understands his responsibilities for compliance with applicable Federal Aviation Regulations.

                                             /s/ Don W. Brown
                                             ----------------
                                                 Don Brown

     (c) Lessor and Lessee acknowledge that an explanation of factors bearing on operational control and pertinent Federal Aviation Regulations can be obtained from the nearest Federal Aviation Administration (FAA) Flight Standards district office.

     IN WITNESS WHEREOF, the parties have hereunto set their hands and seals on the date first above written.

                                LESSOR:
                                GOLDEN FLAKE SNACK FOODS, INC.
                                By: /s/ Mark W. McCutcheon
                                    ----------------------
                                    Its: President

                                LESSEE:
                                /s/ Sloan Y. Bashinsky, Sr.    L.S.
                                ----------------------------------
                                    Sloan Y. Bashinsky, Sr.

                 [ACKNOWLEDGMENTS ON NEXT PAGE]

STATE OF ALABAMA     )
JEFFERSON COUNTY     )

     I, the undersigned Notary Public, in and for said County, in said State, hereby certify that Mark W. McCutcheon whose name as President of GOLDEN FLAKE SNACK FOODS, INC., an Alabama corporation, is signed to the foregoing agreement, and who is known to me, acknowledged before me on this day that, being informed of the contents of said agreement, he/she as such officer, and with full authority, executed the same voluntarily, as an act of said corporation.

     Given under my hand and official seal, this the 12th day of August, 1999.

                               /s/ Patricia R. Townsend
                               ---------------------------------
                               NOTARY PUBLIC
                               My Commission Expires: 12/27/2000

STATE OF ALABAMA     )
JEFFERSON COUNTY     )

     I, the undersigned Notary Public, in and for said County, in said State, hereby certify that SLOAN Y. BASHINSKY, SR., whose name is signed to the foregoing agreement, and who is known to me, acknowledged before me on this day that, being informed of the contents of said agreement he executed the same voluntarily on the day the same bears date.

     Given under my hand and official seal, this the 12th day of August, 1999.

                               /s/ Patricia R. Townsend
                               ---------------------------------
                               NOTARY PUBLIC
                               My Commission Expires: 12/27/2000