Form 10-Q
period 1999-08-31
GOLDEN ENTERPRISES INC
filed 1999-10-07
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, l999

                                   OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number    _____________0-4339_____________________________

                         GOLDEN ENTERPRISES, INC.
          ______________________________________________________
          (Exact name of registrant as specified in its charter )

          DELAWARE                                   63-0250005
_______________________________                   ___________________
(State or other jurisdiction of                   (I. R. S.  Employer
 incorporation or organization)                   Identification No.)

Suite 212, 2101 Magnolia Avenue, South
     Birmingham, Alabama                                  35205
________________________________________               __________
(Address of Principal Executive Offices)               (Zip Code)

                            (205) 326-6101
       ____________________________________________________
       (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X           No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, l999.

                                                         Outstanding at
     Class                                             September 30, 1999
     _____                                             __________________
Common Stock, Par Value $0.66 2/3                          12,160,000

                       GOLDEN ENTERPRISES, INC.

                               INDEX


Part I.   Financial Information                                 Page No.

          Consolidated Condensed Balance Sheets -
            August 31, l999  and May 31, l999                      3

          Consolidated Condensed Statements of Income -
            Three Months Ended August 31, 1999 and 1998            4

          Consolidated Condensed Statements of Cash
            Flows - Three Months Ended
            August 31, 1999 and 1998                               5

         Notes to Consolidated Condensed Financial
           Statements                                              6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     7, 8

Part II. Other Information                                         9

                      PART I. FINANCIAL INFORMATION

                GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   August 31,        May 31,
                                                      1999            1999
                                                   ___________      ________
                                                   (Unaudited)      (Audited)
     ASSETS
Cash and cash equivalents                          $   464,478     $   227,120
Investment Securities                              $ 1,069,783     $    61,941
Receivables, net                                   $10,004,202     $10,235,523
Inventories:
Raw material and supplies                          $ 2,139,193     $ 2,224,946
Finished goods                                     $ 2,314,739     $ 2,403,663
                                                   ___________     ___________
                                                   $ 4,453,932     $ 4,628,609
                                                   ___________     ___________
Current assets:
Prepaid expenses                                   $ 2,198,022     $ 2,348,975
                                                   ___________     ___________

Total current assets                               $18,190,417     $17,502,168
                                                   ___________     ___________
Property, plant and equipment, net                 $20,890,672     $21,525,086

Other assets                                       $ 2,884,498     $ 2,884,498
                                                   ___________     ___________
                                                   $41,965,587     $41,911,752
                                                   ___________     ___________
                                                   ___________     ___________



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable, principally to banks                $         0     $         0
Accounts payable & checks outstanding
      in excess of bank balance                    $ 4,816,881     $ 4,652,089
Accrued and deferred income taxes                  $   346,967     $   255,820
Other accrued expenses                             $   858,278     $   952,366
Current installments of long-term debt             $         0     $         0
                                                   ___________     ___________

Total current liabilities                          $ 6,022,126     $ 5,860,275
                                                   ___________     ___________
Long-term debt less current maturities             $ 1,645,660     $ 1,579,453
                                                   ___________     ___________
Deferred income taxes                              $ 1,974,403     $ 1,968,005
                                                   ___________     ___________

Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares                           $ 9,219,195     $ 9,219,195
Additional paid-in capital                         $ 6,499,554     $ 6,499,554
Retained earnings                                  $26,184,691     $26,361,690
                                                   ___________     ___________
                                                   $41,903,440     $42,080,439

Less: Cost of common shares in treasury
      (1,668,793 at August 31, 1999 and
      1,667,843 shares at May 31, 1999)            $(9,580,042)    $(9,576,420)
                                                   ___________     ___________
Total stockholders' equity                         $32,323,398     $32,504,019
                                                   ___________     ___________
Total                                              $41,965,587     $41,911,752
                                                   ___________     ___________
                                                   ___________     ___________


See Accompanying Notes to Consolidated Condensed Financial Statements



                   GOLDEN ENTERPRISES, INC. & SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                 (UNAUDITED)

                                                      Three Months Ended
                                                          August 31,
                                                   ___________________________
                                                      1999            1998
                                                   ___________     ___________
REVENUES:
    Net Sales                                      $31,578,250     $31,544,790
    Other operating revenues                       $   103,212     $    86,109
    Investment income                              $     8,584     $    37,432
                                                   ___________     ___________
      Total revenues                               $31,690,046     $31,668,331
                                                   ___________     ___________

COSTS AND EXPENSES:
    Cost of sales                                  $14,577,141     $14,830,694
    Selling, general and administrative expense    $16,234,955     $15,940,843
    Interest                                       $         0     $         0
                                                   ___________     ___________
     Total costs and expenses                      $30,812,096     $30,771,537
                                                   ___________     ___________
Income before income taxes                         $   877,950     $   896,794
Income taxes                                       $   325,349     $   310,630
                                                   ___________     ___________
    Net income                                     $   552,601     $   586,164

PER SHARE OF COMMON STOCK:
     Net Income                                    $      0.05     $      0.05
                                                   ___________     ___________
                                                   ___________     ___________


Weighted average number of common
    shares outstanding                              12,160,444      12,199,776
                                                   ___________     ___________
                                                   ___________     ___________


Cash dividend paid per share of common stock       $      0.06     $      0.12
                                                   ___________     ___________
                                                   ___________     ___________


See Accompanying Notes to Consolidated Condensed Financial Statements.


                  GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            August 31,
                                                   ___________________________
                                                       1999            1998
                                                    __________      __________
Cash flows from operating activities:
 Net income                                            $   552,601     $   586,164
 Adjustment to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                       $   851,249     $   837,418
   Compensation related to stock plan                  $         0     $         0
   Salary Continuation Benefits                        $    66,207     $    73,728
   Deferred income taxes                               $     6,398     $        70
   Gain on sale of equipment                           $   (52,793)    $   (53,929)
 Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable          $   231,321     $ 1,301,531
   Decrease (increase) in inventories                  $   174,677     $   241,347
   Decrease (increase) in prepaid expenses             $   150,953     $  (399,279)
   Decrease (increase) in other assets-long term       $         0     $        (1)
   Increase (decrease) in accounts payable
     and checks outstanding in excess of
     bank balances                                     $   164,792     $  (219,445)
   Increase (decrease) in accrued income taxes         $    91,147     $   161,906
   Increase (decrease) in accrued expenses             $   (94,088)    $  (248,384)
                                                       ___________     ____________
                                                       $ 2,142,464     $ 2,281,126
                                                       ___________     ___________

Cash flows from investing activities:
  Purchase of property, plant and equipment            $  (221,766)    $  (384,444)
  Proceeds from sale of equipment                      $    57,724     $    54,337
  Net decrease (increase) in investment securities     $(1,007,842)    $  (179,712)
                                                       ___________     ___________
     Net cash provided by (used in)
      investing activities                             $(1,171,884)    $  (509,819)
                                                       ___________     ___________

Cash flows from financing activities:
  Payments of current installments of long-term debt   $         0     $         0
  Purchase of treasury stock                           $    (3,622)    $  (226,408)
  Proceeds from sale of treasury stock                 $         0     $         0
  Cash dividend paid                                   $  (729,600)    $(1,464,714)
                                                       ___________     ___________
     Net cash used in financing activities             $  (733,222)    $(1,691,122)
                                                       ___________     ___________

Net (decrease) increase in cash and cash equivalents   $   237,358     $    80,185
Cash and cash equivalents at beginning of year         $   227,120     $   114,869
                                                       ___________     ___________
Cash and cash equivalents at end of quarter            $   464,478     $   195,054
                                                       ___________     ___________
                                                       ___________     ___________


Supplemental information:
  Cash paid during the year for:
     Income taxes                                      $     4,921     $   148,654
     Interest                                          $         0     $         0


See Accompanying Notes to Consolidated Condensed Financial Statements.


              GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of August 31, 1999 and May 31, l999, and its results of operations for the three months and ended August 31, 1999 and 1998 and its cash flows for the three months ended August 31, 1999 and 1998.

    The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, l999 which is incorporated by reference in Form 10-K.


2. The results of operations for the three months ended August 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Liquidity and Capital Resources

     Working Capital was $11.6 million at June 1, 1999 and $12.2 million at the end of the first quarter. Net cash provided by operating activities amounted to $2.1 million for the quarter this year compared to $2.3 million for last year's first quarter.

     Additions to property, plant and equipment, net of disposals, were $0.22 million this year and $0.38 million last year. Cash dividends of $0.73 million were paid during this year's first quarter compared to $1.46 million last year. Cash in the amount of $0.0036 million was used to purchase treasury stock this year, and $0.23 was used last year, and $1.01 million of cash was used to increase investment securities this year compared to $0.18 million last year. The Company's current ratio was 3.02 to 1.00 at August 31, 1999.

Operating Results

     For the three months ended August 31, l999, total revenues increased 0.07% from the comparable period in fiscal 1999. Cost of sales was 46.2% of net sales compared to 47.0% last year. Selling, general and administrative expenses were 51.4% of net sales this year and 50.5% last year.

     The Company's investment income as a percentage of pre-tax income was 1.0% this year compared to 4.2% last year. There was an actual dollar decrease in investment income of $77.1% and pre-tax income decreased $2.1%.

     The Company's effective tax rate for the first quarter was 37.1% compared to 34.6% for last year's first quarter.

Market Risk

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, and commodity prices, affecting the cost of its raw materials.

     The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds. Assuming August 31, 1999 variable rate investment levels, a one-point change in interest rates would impact interest income by $10,698 on an annual basis.

     The Company is subject to market risk with respect to commodities because its ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates.
The Company purchases its raw materials on the open market, under contract through brokers and directly from growers. Future contracts have been used occasionally to hedge immaterial amounts of commodity purchases but none are presently being used.

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

     To the degree possible, the Company is verifying that other companies with which its systems, interface or rely on are currently Year 2000 compliant or are in the process of becoming compliant. While the Company anticipates no major interruption of its business activities, that will be dependent in part upon the ability of these third parties to be Year 2000 complaint. Although the Company is addressing third party issues as explained above, it is not able to require the compliance actions by such parties. Accordingly, while the Company believes its actions in this regard should have the effect of mitigating Year 2000 risks, it cannot completely eliminate them or estimate the ultimate effect that Year 2000 risks will have on its operating results.

                     PART II.    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K - There were no reports on form 8-K filed for the three months ended August 31, 1999.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   GOLDEN ENTERPRISES, INC.
                                        (Registrant)




Dated: October 7, l999                 /s/ John S. Stein
                                       _______________________________________
                                           John S. Stein
                                           Chairman and
                                           Chief Executive Officer

Dated: October 7, 1999                 /s/ John H. Shannon
                                       _______________________________________
                                           John H. Shannon
                                           Vice President/Controller
                                           (Principal Accounting Officer)