Form 10-Q
period 1999-11-30
GOLDEN ENTERPRISES INC
filed 2000-01-14
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, l999.

                                                         Outstanding at
     Class                                              December 31, 1999
     _____                                              _________________
Common Stock, Par Value $0.66 2/3                           12,160,000

                       GOLDEN ENTERPRISES, INC.

                               INDEX


Part I.   Financial Information                                 Page No.

          Consolidated Condensed Balance Sheets -
            November 30, l999  and May 31, l999                      3

          Consolidated Condensed Statements of Income -
            Three Months Ended November 30, 1999 and 1998            4

          Consolidated Condensed Statements of Cash
            Flows - Six Months Ended
            November 30, 1999 and 1998                               5

         Notes to Consolidated Condensed Financial
           Statements                                              6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     7, 8

Part II. Other Information                                         9

                      PART I. FINANCIAL INFORMATION

                GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   November 30,      May 31,
                                                      1999            1999
                                                   ___________      ________
                                                   (Unaudited)      (Audited)
     ASSETS
Cash and cash equivalents                          $   733,942     $   227,120
Investment Securities                              $   446,650     $    61,941
Receivables, net                                   $10,175,567     $10,235,523
Inventories:
Raw material and supplies                          $ 3,136,231     $ 2,224,946
Finished goods                                     $ 2,760,986     $ 2,403,663
                                                   ___________     ___________
                                                   $ 5,897,217     $ 4,628,609
                                                   ___________     ___________
Current assets:
Prepaid expenses                                   $ 3,020,989     $ 2,348,975
                                                   ___________     ___________

Total current assets                               $20,274,365     $17,502,168
                                                   ___________     ___________
Property, plant and equipment, net                 $20,145,150    $21,525,086

Other assets                                       $ 2,884,498     $ 2,884,498
                                                   ___________     ___________
                                                   $43,304,013     $41,911,752
                                                   ___________     ___________
                                                   ___________     ___________



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable, principally to banks                $         0     $         0
Accounts payable & checks outstanding
      in excess of bank balance                    $ 6,194,259     $ 4,652,089
Accrued and deferred income taxes                  $   255,820     $   255,820
Other accrued expenses                             $ 1,085,381     $   952,366
Current installments of long-term debt             $         0     $         0
                                                   ___________     ___________

Total current liabilities                          $ 7,535,460     $ 5,860,275
                                                   ___________     ___________
Long-term debt less current maturities             $ 1,711,867     $ 1,579,453
                                                   ___________     ___________
Deferred income taxes                              $ 1,929,890     $ 1,968,005
                                                   ___________     ___________

Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares                           $ 9,219,195     $ 9,219,195
Additional paid-in capital                         $ 6,499,554     $ 6,499,554
Retained earnings                                  $25,988,089     $26,361,690
                                                   ___________     ___________
                                                   $41,706,838     $42,080,439

Less: Cost of common shares in treasury
      (1,668,793 at November 30, 1999 and
      1,667,843 shares at May 31, 1999)            $(9,580,042)    $(9,576,420)
                                                   ___________     ___________
Total stockholders' equity                         $32,126,796     $32,504,019
                                                   ___________     ___________
Total                                              $43,304,013     $41,911,752
                                                   ___________     ___________
                                                   ___________     ___________


See Accompanying Notes to Consolidated Condensed Financial Statements



                   GOLDEN ENTERPRISES, INC. & SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                 (UNAUDITED)

                                                      Three Months Ended                Six Months Ended
                                                         November 30,                      November 30,
                                                   ___________________________    ___________________________
                                                      1999            1998           1999            1998
                                                   ___________     ___________    ___________     ___________
REVENUES:
    Net Sales                                      $30,679,772     $30,818,075    $62,258,022     $62,362,865
    Other operating revenues                       $    87,030     $    84,973    $   190,242     $   171,082
    Investment income                              $     6,975     $    23,051    $    15,559     $    60,483
                                                   ___________     ___________    ___________     ___________
      Total revenues                               $30,773,777     $30,926,099    $62,463,823     $62,594,430
                                                   ___________     ___________

COSTS AND EXPENSES:
    Cost of sales                                  $13,839,695     $14,386,454    $28,416,836     $29,217,148
    Selling, general and administrative expense    $16,089,551     $16,386,332    $32,324,506     $32,327,175
    Interest                                       $         0     $         0    $         0     $         0
                                                   ___________     ___________    ___________     ___________
     Total costs and expenses                      $29,929,246     $39,772,786    $60,741,342     $61,544,323
                                                   ___________     ___________    ___________     ___________
Income before income taxes                         $   844,531     $   153,313    $ 1,722,481     $ 1,050,107
Income taxes                                       $   311,533     $    48,667    $   636,882     $   359,297
                                                   ___________     ___________    ___________     ___________
    Net income                                     $   532,998     $   104,646    $ 1,085,599     $   690,810

PER SHARE OF COMMON STOCK:
     Net Income                                    $      0.04     $      0.01    $      0.09     $      0.06
                                                   ___________     ___________    ___________     ___________
                                                   ___________     ___________    ___________     ___________


Weighted average number of common
    shares outstanding                              12,160,000      12,162,181     12,160,223      12,181,081
                                                   ___________     ___________    ___________     ___________
                                                   ___________     ___________    ___________     ___________


Cash dividend paid per share of common stock       $      0.06     $      0.12    $      0.12     $      0.24
                                                   ___________     ___________    ___________     ___________
                                                   ___________     ___________    ___________     ___________


See Accompanying Notes to Consolidated Condensed Financial Statements.


                  GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                               November 30,
                                                       ___________________________
                                                          1999            1998
                                                       __________      ___________
Cash flows from operating activities:
 Net income                                            $ 1,085,599     $   690,810
 Adjustment to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                       $ 1,664,406     $ 1,652,006
   Compensation related to stock plan                  $         0     $         0
   Salary Continuation Benefits                        $   132,414     $   147,456
   Deferred income taxes                               $   (38,115)    $     5,502
   Gain on sale of equipment                           $  (112,282)    $  (101,814)
 Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable          $    59,956     $     8,441
   Decrease (increase) in inventories                  $(1,268,608)    $(1,001,103)
   Decrease (increase) in prepaid expenses             $  (672,014)    $(1,081,664)
   Decrease (increase) in other assets-long term       $         0     $        (1)
   Increase (decrease) in accounts payable
     and checks outstanding in excess of
     bank balances                                     $ 1,542,170     $ 2,089,355
   Increase (decrease) in accrued income taxes         $         0     $  (213,813)
   Increase (decrease) in accrued expenses             $   133,015     $    (6,099)
                                                       ___________     ___________
                                                       $ 2,526,541     $ 2,189,076
                                                       ___________     ___________

Cash flows from investing activities:
  Purchase of property, plant and equipment            $  (613,703)    $  (915,951)
  Proceeds from sale of equipment                      $   441,515     $    95,420
  Net decrease (increase) in investment securities     $  (384,709)    $ 1,973,697
                                                       ___________     ___________
     Net cash provided by (used in)
      investing activities                             $  (556,897)    $ 1,153,166
                                                       ___________     ___________

Cash flows from financing activities:
  Payments of current installments of long-term debt   $         0     $         0
  Purchase of treasury stock                           $    (3,622)    $  (274,887)
  Proceeds from sale of treasury stock                 $         0     $         0
  Cash dividend paid                                   $(1,459,200)    $(2,924,007)
                                                       ___________     ___________
     Net cash used in financing activities             $(1,462,822)    $(3,198,894)
                                                       ___________     ___________

Net (decrease) increase in cash and cash equivalents   $   506,822     $   143,348
Cash and cash equivalents at beginning of year         $   227,120     $   114,869
                                                       ___________     ___________
Cash and cash equivalents at end of quarter            $   733,942     $   258,217
                                                       ___________     ___________
                                                       ___________     ___________


Supplemental information:
  Cash paid during the year for:
     Income taxes                                      $   651,533     $   895,369
     Interest                                          $         0     $         0


See Accompanying Notes to Consolidated Condensed Financial Statements.


              GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of November 30, 1999 and May 31, l999, and its results of operations for the three months and six months ended November 30, 1999 and 1998 and its cash flows for the six months ended November 30, 1999 and 1998.

    The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, l999 which is incorporated by reference in Form 10-K.


2. The results of operations for the three months and six months ended November 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Working Capital was $11.6 million at June 1, 1999 and $12.7 million at the end of the second quarter. Net cash provided by operating activities amounted to $2.5 million for the six months this year compared to $2.2 million for last year's first six months.

     Additions to property, plant and equipment, net of disposals, were $0.28 million this year and $0.92 million last year. Cash dividends of $1.46 million were paid during this year's first six months compared to $2.93 million last year. Cash in the amount of $0.0036 million was used to purchase treasury stock this year, and $0.27 was used last year, and $0.38 million of cash was used to increase investment securities this year, and $1.97 million of cash was provided by a net decrease in investment securities last year.
The Company's current ratio was 2.69 to 1.00 at November 30, 1999.

Operating Results

     For the three months ended November 30, 1999, total revenues decreased 0.49% from the comparable period in fiscal 1999. Cost of sales was 45.1% of net sales compared to 46.7% last year. Selling, general and administrative expenses were 52.4% of net sales this year and 53.2% last year.

     For the year-to-date total revenues decreased 0.21% from the comparable period in fiscal 1999. Cost of sales was 45.6% of net sales compared to 46.9% last year. Selling, general and administrative expenses were 51.9% of net sales this year and 51.8% last year.

     The Company's second quarter investment income as a percentage of pre-tax income was 0.8% this year compared to 15.0% last year. There was an actual dollar decrease in investment income of 69.7% and pre-tax income increased 45.09%.

     For the six months investment income was 0.9% of pre-tax income this year and 5.8% last year. For the six months investment income dollar decreased 74.3% and pre-tax income increased 64.0%.

     The Company's effective tax rate for the second quarter was 36.9% compared to 31.7% for last year's second quarter and 37.0% for the six months this year and 34.2% last year.

Market Risk

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, and commodity prices, affecting the cost of its raw materials.

     The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds. Assuming November 30, 1999 variable rate investment levels, a one-point change in interest rates would impact interest income by $4,467 on an annual basis.

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

     Internal staff was used primarily for the conversion, and the cost of the project is estimated to be approximately $60,000 and was expensed as incurred.

     Contingency plans for Year 2000 related interruptions were developed and include, but are not limited to replacing electronic applications with manual processes, identification of alternate suppliers and increasing raw material and finished goods inventory levels.

     The most likely worse case scenarios for the Company would have been the temporary inability of suppliers to provide raw materials on a timely basis and of some customers to order and pay on a timely basis.

     The Company is well in the Year 2000 on the filing date of this report and there have been no Year 2000 Compliance problems.

                     PART II.    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K - There were no reports on form 8-K filed for the three months ended Nobember 30, 1999.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   GOLDEN ENTERPRISES, INC.
                                        (Registrant)




Dated: January 14, 2000                 /s/ John S. Stein
                                       _______________________________________
                                           John S. Stein
                                           Chairman and
                                           Chief Executive Officer

Dated: January 14, 2000                 /s/ John H. Shannon
                                       _______________________________________
                                           John H. Shannon
                                           Vice President/Controller
                                           (Principal Accounting Officer)