Form 10-Q
period 2000-02-29
GOLDEN ENTERPRISES INC
filed 2000-04-11
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]          No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.

                                                         Outstanding at
     Class                                               March 31, 2000
     _____                                              _________________
Common Stock, Par Value $0.66 2/3                           12,160,000

                       GOLDEN ENTERPRISES, INC.

                               INDEX


Part I.   Financial Information                                 Page No.

          Consolidated Condensed Balance Sheets -
            February 29, 2000 and May 31, l999                      3

          Consolidated Condensed Statements of Income -
            Three Months and Nine Months Ended
            February 29, 2000 and February 28, 1999                 4

          Consolidated Condensed Statements of Cash
            Flows - Nine Months Ended
            February 29, 2000 and February 28, 1999                 5

         Notes to Consolidated Condensed Financial
           Statements                                               6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     7, 8

Part II. Other Information                                         9

                      PART I. FINANCIAL INFORMATION

                GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   February 29,      May 31,
                                                      2000            1999
                                                   ____________     _________
                                                   (Unaudited)      (Audited)
     ASSETS
Cash and cash equivalents                          $   607,609     $   227,120
Investment Securities                              $ 2,123,109     $    61,941
Receivables, net                                   $ 9,462,426     $10,235,523
Inventories:
Raw material and supplies                          $ 2,278,201     $ 2,224,946
Finished goods                                     $ 2,291,247     $ 2,403,663
                                                   ___________     ___________
                                                   $ 4,569,448     $ 4,628,609
                                                   ___________     ___________
Current assets:
Prepaid expenses                                   $ 3,715,206     $ 2,348,975
                                                   ___________     ___________

Total current assets                               $20,477,798     $17,502,168
                                                   ___________     ___________
Property, plant and equipment, net                 $19,410,738     $21,525,086

Other assets                                       $ 2,884,498     $ 2,884,498
                                                   ___________     ___________
                                                   $42,773,034     $41,911,752
                                                   ___________     ___________
                                                   ___________     ___________



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable, principally to banks                $         0     $         0
Accounts payable & checks outstanding
      in excess of bank balance                    $ 5,390,817     $ 4,652,089
Accrued and deferred income taxes                  $   346,721     $   255,820
Other accrued expenses                             $   945,562     $   952,366
Current installments of long-term debt             $         0     $         0
                                                   ___________     ___________
Total current liabilities                          $ 6,683,100     $ 5,860,275
                                                   ___________     ___________
Long-term debt less current maturities             $ 1,778,074     $ 1,579,453
                                                   ___________     ___________
Deferred income taxes                              $ 1,885,299     $ 1,968,005
                                                   ___________     ___________

Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares                           $ 9,219,195     $ 9,219,195
Additional paid-in capital                         $ 6,499,554     $ 6,499,554
Retained earnings                                  $26,287,854     $26,361,690
                                                   ___________     ___________
                                                   $42,006,603     $42,080,439

Less: Cost of common shares in treasury
      (1,668,793 at February 29, 2000 and
      1,667,843 shares at May 31, 1999)            $(9,580,042)    $(9,576,420)
                                                   ___________     ___________
Total stockholders' equity                         $32,426,561     $32,504,019
                                                   ___________     ___________
Total                                              $42,773,034     $41,911,752
                                                   ___________     ___________
                                                   ___________     ___________


See Accompanying Notes to Consolidated Condensed Financial Statements



                   GOLDEN ENTERPRISES, INC. & SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                 (UNAUDITED)

                                                       Three Months Ended              Nine Months Ended
                                                  February 29,    February 28     February 29,    February 28,
                                                  ____________________________    ____________________________
                                                      2000            1999            2000            1999
                                                  ____________     ___________    ___________     ____________
REVENUES:
    Net Sales                                      $33,088,554     $33,781,343    $95,346,576     $96,144,208
    Other operating revenues                       $   119,199     $   298,175    $   309,441     $   469,257
    Investment income                              $    12,155     $     1,365    $    27,714     $    61,848
                                                   ___________     ___________    ___________     ___________
      Total revenues                               $33,219,908     $34,080,883    $95,683,731     $96,675,313
                                                   ___________     ___________    ___________     ___________

COSTS AND EXPENSES:
    Cost of sales                                  $15,013,734     $15,899,497    $43,430,570     $45,116,645
    Selling, general and administrative expense    $16,567,026     $17,889,385    $48,891,532     $50,216,560
    Interest                                       $         0     $         0    $         0     $         0
                                                   ___________     ___________    ___________     ___________
     Total costs and expenses                      $31,580,760     $33,788,882    $92,322,102     $95,333,205
                                                   ___________     ___________    ___________     ___________
Income before income taxes                         $ 1,639,148     $   292,001    $ 3,361,629     $ 1,342,108
Income taxes                                       $   609,783     $   106,824    $ 1,246,665     $   466,121
                                                   ___________     ___________    ___________     ___________
    Net income                                     $ 1,029,365     $   185,177    $ 2,114,964     $   875,987

PER SHARE OF COMMON STOCK:
     Net Income                                    $      0.08     $      0.01    $      0.17     $      0.07
                                                   ___________     ___________    ___________     ___________
                                                   ___________     ___________    ___________     ___________


Weighted average number of common
    shares outstanding                              12,160,000      12,160,950     12,160,149      12,174,445
                                                   ___________     ___________    ___________     ___________
                                                   ___________     ___________    ___________     ___________


Cash dividend paid per share of common stock       $      0.06     $      0.06    $      0.18     $      0.30
                                                   ___________     ___________    ___________     ___________
                                                   ___________     ___________    ___________     ___________


See Accompanying Notes to Consolidated Condensed Financial Statements.


                  GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                      February 29,    February 28,
                                                      ____________________________
                                                          2000            1999
                                                      ___________      ___________
Cash flows from operating activities:
 Net income                                            $ 2,114,964     $   875,987
 Adjustment to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                       $ 2,500,997     $ 2,461,639
   Compensation related to stock plan                  $         0     $         0
   Salary Continuation Benefits                        $   198,621     $   221,183
   Deferred income taxes                               $   (82,706)    $    23,823
   Gain on sale of equipment                           $  (157,087)    $  (376,975)
 Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable          $   773,097     $   638,176
   Decrease (increase) in inventories                  $    59,161     $   (13,612)
   Decrease (increase) in prepaid expenses             $(1,366,231)    $(1,287,480)
   Decrease (increase) in other assets-long term       $         0     $        (1)
   Increase (decrease) in accounts payable
     and checks outstanding in excess of
     bank balances                                     $   738,728     $   659,541
   Increase (decrease) in accrued income taxes         $    90,901     $  (213,813)
   Increase (decrease) in accrued expenses             $    (6,804)    $  (392,377)
                                                       ___________     ___________
                                                       $ 4,863,641     $ 2,596,091
                                                       ___________     ___________

Cash flows from investing activities:
  Purchase of property, plant and equipment            $  (714,037)    $(1,301,573)
  Proceeds from sale of equipment                      $   484,475     $   519,512
  Net decrease (increase) in investment securities     $(2,061,168)    $ 2,496,988
                                                       ___________     ___________
     Net cash provided by (used in)
      investing activities                             $(2,290,730)    $ 1,714,927
                                                       ___________     ___________

Cash flows from financing activities:
  Payments of current installments of long-term debt   $         0     $         0
  Purchase of treasury stock                           $    (3,622)    $  (274,887)
  Proceeds from sale of treasury stock                 $         0     $         0
  Cash dividend paid                                   $(2,188,800)    $(3,653,665)
                                                       ___________     ___________
     Net cash used in financing activities             $(2,192,422)    $(3,928,552)
                                                       ___________     ___________

Net (decrease) increase in cash and cash equivalents   $   380,489     $   382,466
Cash and cash equivalents at beginning of year         $   227,120     $   114,869
                                                       ___________     ___________
Cash and cash equivalents at end of quarter            $   607,609     $   497,335
                                                       ___________     ___________
                                                       ___________     ___________


Supplemental information:
  Cash paid during the year for:
     Income taxes                                      $ 1,015,587     $   966,262
     Interest                                          $         0     $         0


See Accompanying Notes to Consolidated Condensed Financial Statements.


              GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of February 29, 2000 and May 31, 1999, and its results of operations for the three months and nine months ended February 29, 2000 and February 28, 1999 and its cash flows for the nine months ended February 29, 2000 and February 28, 1999.

    The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, l999 which is incorporated by reference in Form 10-K.


2. The results of operations for the three months and nine months ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the results to be expected for the full year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Working Capital was $11.6 million at June 1, 1999 and $13.8 million at the end of the third quarter. Net cash provided by operating activities amounted to $4.9 million for the nine months this year compared to $2.6 million for last year's first nine months.

     Additions to property, plant and equipment, net of disposals, were $0.26 million this year and $1.2 million last year. Cash dividends of $2.19 million were paid during this year's first nine months compared to $3.65 million last year. Cash in the amount of $0.0036 million was used to purchase treasury stock this year, and $0.27 was used last year, and $2.06 million of cash was used to increase investment securities this year compared to a net decrease in investment securities providing $2.50 million of cash last year. The Company's current ratio was 3.06 to 1.00 at February 29, 2000.

Operating Results

     For the three months ended February 29, 2000, total revenues decreased 2.53% from the comparable period in fiscal 1999. This year's third quarter included fourteen weeks of snack food sales and costs. Without the extra week, total revenues would have been down 9%. Cost of sales was 45.4% of net sales compared to 47.1% last year. The Company's restructuring plan has already realized a positive impact on earnings. In addition, favorable trends in selling and delivery costs, commodity prices and packaging costs continued to improve earnings. Selling, general and administrative expenses were 50.1% of net sales this year and 53.0% last year.

     For the year-to-date, total revenues decreased 1.03% from the comparable period in fiscal 1999. Cost of sales was 45.6% of net sales compared to 46.9% last year. Selling, general and administrative expenses were 51.3% of net sales this year and 52.2% last year.

     The Company's third quarter investment income as a percentage of pre-tax income was 0.74% this year compared to 0.47% last year. There was an actual dollar increase in investment income of 790.5%, and pre-tax income increased 461.4%.

     For the nine months, investment income was 0.82% of pre-tax income this year and 4.6% last year. For the nine months investment income dollars decreased 55.2% and pre-tax income increased 150.5%.

     The Company's effective tax rate for the third quarter was 37.2% compared to 36.6% for last year's third quarter and 37.1% versus 34.7% for the nine months.

Market Risk

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, and commodity prices, affecting the cost of its raw materials.

     The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds. Assuming February 29, 2000 variable rate investment levels, a one-point change in interest rates would impact interest income by $21,231 on an annual basis.

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

                     PART II.    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K - There were no reports on form 8-K filed for the three months ended February 29, 2000.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   GOLDEN ENTERPRISES, INC.
                                        (Registrant)




Dated: April 11, 2000                  /s/ John S. Stein
                                       _______________________________________
                                           John S. Stein
                                           Chairman and
                                           Chief Executive Officer

Dated: April 11, 2000                  /s/ John H. Shannon
                                       _______________________________________
                                           John H. Shannon
                                           Vice President/Controller
                                           (Principal Accounting Officer)