Form 10-K/A
GOLDEN ENTERPRISES INC
filed 2000-08-29
CIK 42228

This is an ammendment to the 10-K previously sent. These letters were left out of first filing

                         August 28, 2000

Securities and Exchange Commission
Division of Corporate Finance
500 North Capitol Street, N.W.
Washington, D.C. 20549

       Re:   Golden Enterprises, Inc.
               File No.: 0-4339
               Form 10-K Annual Report

Gentlemen:

Pursuant to the Securities and Exchange Act, Golden Enterprises, Inc. is filing by EDGAR a form 10-K
Annual Report for the fiscal year ended May 31, 2000 which contains financial statement schedules.

The Company is also filing by EDGAR a statement that the financial statements contained in the 10-K
Report for the fiscal year ended May 31, 2000 do not reflect any change from the preceding year in any
accounting principles or practices or in the method of applying any such principles or practices.

A check payable to the Securities and Exchange Commission Acct. No. 910-8739
 in the amount of $250.00
as required pursuant to Regulation 240.13(a)-1 has been mailed to the Mellon Bank.

Yours very truly,
SPAIN & GILLON, L.L.C.
By: /s/ John P. McKleroy, Jr.
John P. McKleroy, Jr.

JPMjr/kp


August 25, 2000

Securities and Exchange Commission
Division of Corporate Finance
500 North Capitol Street, N.W.
Washington, D.C. 20549

          Re:      Golden Enterprises, Inc.
                     File No.: 0-4339
                     10-K Report

Gentlemen:

The undersigned, John H. Shannon, Vice President, Secretary and Controller of
 Golden Enterprises, Inc.,
hereby declares that the financial statements contained in the Company's 10-K
 Report for the fiscal year
ended May 31, 2000 do not reflect any change from the preceding year in any accounting principles or
practices or in the method of applying any such principles or practices.

WITNESS MY SIGNATURE, this the 25th day of August, 2000.

/s/ John H. Shannon
JOHN H. SHANNON
Vice President, Secretary and Controller