Form 10-K/A
period 2000-05-31
GOLDEN ENTERPRISES INC
filed 2000-09-07
CIK 42228

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended May 31, 2000
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE
ACT OF 1934
Commission File No.000-04339
GOLDEN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)
63-0250005 (I.R.S Employer Identification No.)
Suite 212, 2101 Magnolia Avenue, South
Birmingham, Alabama (Address of Principal Executive Offices)
35205 (Zip Code)
Registrant's Telephone Number including area code (205) 326-6101
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Capital
 Stock,
Par Value $0.66 2/3
(Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13
or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter
period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.	Yes X.	No   .
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not
contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or
information statements incorporated by reference in Part III of this Form
10-K or any amendment to this
Form 10-K.  [X]
State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August
4, 2000.
Common Stock, Par Value $0.66 2/3 - $13,633,625
Indicate the number of shares outstanding of each of the Registrant's
Classes of Common Stock, asof
August 4, 2000.
Class
Common Stock, Par Value $0.66 2/3
Outstanding at August 4, 2000
11,973,000 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Proxy Statement for the year ended May 31, 2000 are incorporated by reference
into Part III.
TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT - 2000
GOLDEN ENTERPRISES, INC.
PART I			Page
	Item	1.	Business  	3
	Item	2.	Properties	5
	Item	3.	Legal Proceedings	6
	Item	4.	Submission of Matters to a Vote of Security Holders	6
PART II
	Item	5.	Market for Registrant's Common Equity and Related Stockholder Matters	7
	Item	6.	Selected Financial Data	8
	Item	7.	Management's Discussion and Analysis of Financial
 			Condition and Results of Operation	9
	Item	7A.	Quantitative and Qualitative Disclosure About Market Risk	11
	Item	8.	Financial Statements and Supplementary Data	11
	Item	9.	Changes in and Disagreements with Accountants
 			 on Accounting and Financial Disclosure	29
PART III
	Item	10.	Directors and Executive Officers of the Registrant	29
	Item	11.	Executive Compensation	29
	Item	12.	Security Ownership of Certain Beneficial Owners and Management	29
	Item	13.	Certain Relationships and Related Transactions	29
PART IV
	Item	14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	30
PART I
ITEM 1. - BUSINESS
Golden Enterprises, Inc. (the "Company") is a holding company which owns all of the issued and
outstanding capital stock of Golden Flake Snack Foods, Inc., a wholly-owned operating subsidiary
company ("Golden Flake"). Golden Enterprises is paid a fee by Golden Flake for providing management
services for it.
The Company was originally organized under the laws of the State of Alabama as Magic City Food
Products, Inc. on June 11, 1946. On March 11, 1958, it adopted the name
 Golden Flake, Inc. On June
25, 1963, the Company purchased Don's Foods, Inc., a Tennessee corporation which was merged into
the Company on December 10, 1966. The Company was reorganized December 31,
 1967 as a
Delaware corporation without changing any of its assets, liabilities or business. On January 1, 1977, the
Company, which had been engaged in the business of manufacturing and distributing potato chips, fried
pork skins, cheese curls and other snack foods, spun off its operating division into a separate Delaware
corporation known as Golden Flake Snack Foods, Inc. and adopted its present name of Golden
Enterprises, Inc.
The Company owns all of the issued and outstanding capital stock of Golden
 Flake Snack Foods, Inc.
Golden Flake Snack Foods, Inc.
General
Golden Flake Snack Foods, Inc. ("Golden Flake") is a Delaware corporation with its principal place of
business and home office located at One Golden Flake Drive, Birmingham,
 Alabama. Golden Flake
manufacture's and distributes a full line of salted snack items, such as potato chips, tortilla chips, corn
chips, fried pork skins, baked and fried cheese curls, onion rings and buttered popcorn. These products
are all packaged in flexible bags or other suitable wrapping material.
 Golden Flake also sells a line of
cakes and cookie items, canned dips, pretzels, Peanut butter crackers, cheese crackers, dried meat
products, and nuts packaged by other manufacturers using the Golden Flake label. No single product or
product line accounts for more than 50% of Golden Flake's sales, which affords some protection against
loss of volume due to a crop failure of major agricultural raw materials.
Raw Materials
Golden Flake purchases raw materials used in manufacturing and processing its snack food products on
the open market and under contract through brokers and directly from growers.
 A large part of the raw
materials used by Golden Flake consists of farm commodities which are subject to precipitous change in
supply and price. Weather varies from season to season and directly affects both the quality and supply
available. Golden Flake has no control of the agricultural aspects and its profits are affected accordingly.
Distribution
Golden Flake sells its products through its own sales organization and independent distributors to
commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky,
Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina,
 Arkansas and Missouri. The
products are distributed by approximately 453 route salesmen who are supplied with selling inventory by
the Company's trucking fleet which operates out of Birmingham, Alabama,
 Nashville, Tennessee, and
Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct store door
delivery method. Golden Flake is not dependent upon any single customer, or a few customers, the loss
of any one or more of which would have a material adverse effect on its business. No single customer
accounts for more than 10% of its total sales. Golden Flake has a fleet of
 792 company owned vehicles
to support the route sales system, including 34 tractors and 100 trailers for long haul delivery to the
various company warehouses located throughout its distribution areas, 593 store delivery vehicles and
65 cars and miscellaneous vehicles. Golden Flake also leases 6 tractors.



Competition
The snack foods business is highly competitive. In the area in which Golden
 Flake operates, many
companies engage in the production and distribution of food products similar to those produced and sold
by Golden Flake. Most, if not all, of Golden Flake's products are in direct competition with similar
products of several local and regional companies and at least one national company, the Frito Lay
Division of Pepsi Co., Inc., which is larger in terms of capital and sales volume than is Golden Flake.
Golden Flake is unable to state its relative position in the industry.
 Golden Flake's marketing thrust is
aimed at selling the highest quality product possible and giving good service to its customers, while
being competitive with its prices. Golden Flake constantly tests the quality of its products for comparison
with other similar products of competitors and maintains tight quality controls over its products.
Employees
Golden Flake employs approximately 1,200 employees. Approximately 700 employees are involved in
route sales and sales supervision, approximately 400 are in production and production supervision, and
approximately 100 are management and administrative personnel. Golden Flake believes that the
performance and loyalty of its employees are the most important factors in the growth and profitability of
its business. Since labor costs represent a significant portion of Golden
 Flake's expenses, employee
productivity is important to profitability. Golden Flake considers its relations with its employees to be
excellent.
Golden Flake has a 401(k) Profit Sharing Plan and an Employee Stock
 Ownership Plan designed to
reward the long term employee for his loyalty. In addition, the employees are provided medical
insurance, life insurance, and an accident and sickness salary continuance plan. Golden Flake believes
that its employee wage rates are competitive with those of its industry and with prevailing rates in its
area of operations.
Environmental Matters
There have been no material effects of compliance with government provisions regulating discharge of
materials into the environment.
Recent Developments
Since the beginning of its last fiscal year, Golden Flake has implemented a restructuring plan approved
by the Board of Directors in January 2000 whereby the Nashville plant which primarily manufactured low
fat snacks was closed, a voluntary retirement package was offered to a group of qualified employees,
and the Company-operated distribution system for Golden Flake Brand products in three fringe sales
regions in Central Florida was discontinued. Further details concerning the
 Restructuring Plan are
presented in Item 7, Management's Discussion and Analysis of Financial
 Condition and Results of
Operation. Other than these changes, no significant changes have occurred in the kinds of products
manufactured or in the markets or methods of distribution, and no material changes or developments
have occurred in the business done and intended to be done by Golden Flake.
Executive Officers Of Registrant And Its Subsidiary
Name and Age Position and Offices with Management
John S. Stein 63	Mr. Stein is Chairman of the Board, Chief Executive Officer
and President of the Company. He was elected Chief
Executive Officer on June 1, 1991, Chairman on June 1,
1996 and reassumed the position ofPresident on June 1,
2000. He also served as President of the Company from
1985 to November 1998. Mr. Stein served as President of
Golden Flake Snack Foods, Inc. from 1976 to September
20, 1991. Mr Stein has been employed with the Company
and its subsidiaries since 1961. Mr. Stein is elected
Chairman, Chief Executive Officer and President
annually, and his present term will expire on May 31,
2001.
John H. Shannon, 63	Mr. Shannon has been employed with the Company since
1962, He was elected Controller in 1976, Secretary in
1978 and Vice-President in 1979, and has served in these
capacities since then. Mr. Shannon is elected to his
positions on an annual basis, and his present term of
office will expire on May 31, 2001.
Mark W. McCutcheon, 45	Mr. McCutcheon is President of Golden Flake Snack Foods,
Inc., a wholly-owned subsidiary of the Company. He was
elected President on November 1, 1998, and has been
employed by Golden Flake since 1980. During his
employment, he has served as Plant Manager of the
Ocala, Florida Plant, Plant Manager of the Birmingham,
Alabama Plant, Vice President of Manufacturing, Vice
President of Operations, and Executive Vice President.
Mr. McCutcheon is elected President annually, and his
present term will expire on May 31, 2001.
ITEM 2. - PROPERTIES
The headquarters of the Company are located at Suite 212, 2101 Magnolia
 Avenue South, Birmingham
Alabama 35205. The Company occupies approximately 1300 square feet of office space under lease.
The properties of the subsidiary are described below.


Golden Flake
Manufacturing Plants and Office Headquarters
The main plant and office headquarters of Golden Flake are located at One
 Golden Flake Drive,
Birmingham, Alabama, and are situated on approximately 40 acres of land which is serviced by a
railroad spur track. This facility consists of 3 buildings which have a total of approximately 300,000
square feet of floor area. The plant manufactures a full line of Golden
 Flake products. Golden Flake
maintains a garage and vehicle maintenance service center from which it services, maintains, repairs
and rebuilds its fleet and delivery trucks. Golden Flake has adequate employee and fleet parking.
Approximately 17 acres of the Birmingham property is undeveloped. This property is zoned for industrial
use and is readily available for future use. Plans for the utilization of this property have not been
finalized.
Golden Flake has a manufacturing plant in Nashville, Tennessee, which is located at 2930 Kraft Drive.
The building is of masonry construction and has approximately 70,000 square feet of floor space. The
plant was closed on May 31, 2000. Prior to its closing, Golden Flake had manufactured potato chips,
baked tortilla chips and pretzels at this location. The Company also owns two acres of land across the
street from the Nashville Plant which had been used for parking. The plant, equipment and parking lot
are being marketed for sale and/or lease.
Golden Flake also has a manufacturing plant in Ocala, Florida. This plant was placed in service in
November 1984. The plant consists of approximately 100,000 square and is located on a 56-acre site on
Silver Springs Boulevard. The Company manufactures corn chips, tortilla chips and potato chips from
this facility. This manufacturing plant, with allowance for future expansion, will use approximately 27
acres of the 56-acre site. The remaining 29 acres are undeveloped and are readily available for future
use for commercial and/or light industrial development. Plans for the utilization of this property have not
been finalized.
The manufacturing plants, office headquarters and additional lands are owned by Golden Flake free and
clear of any debts.
Distribution Warehouses
Golden Flake owns branch warehouses in Birmingham, Montgomery, Pelham,
 Midfield, Demopolis, Fort
Payne, Muscle Shoals, Huntsville, Phenix City, Tuscaloosa, Mobile, Dothan
 and Oxford, Alabama;
Gulfport and Jackson, Mississippi; Chattanooga, Knoxville and Memphis,
 Tennessee; Decatur, Marietta,
Forest Park and Macon, Georgia; Jacksonville, Panama City, Tallahassee and
 Pensacola, Florida;
Baton Rouge and New Orleans, Louisiana; and Little Rock, Arkansas. The
 warehouses vary in size from
2,400 to 8,000 square feet. All distribution warehouses are owned free and clear of any debts.
Vehicles
Golden Flake owns a fleet of 792 vehicles which includes 593 route trucks,
 34 tractors, 100 trailers and
65 cars and miscellaneous vehicles. There are no liens or encumbrances on
 Golden Flake's vehicle
fleet. Golden Flake also leases 6 tractors and owns a 1987 Cessna Citation
 II aircraft.
ITEM 3. - LEGAL PROCEEDINGS
There are no material pending legal proceedings against the Company or its subsidiary other than
ordinary routine litigation incidental to the business of the Company and its subsidiary.
ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.
PART II
ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
MARKET AND DIVIDEND INFORMATION
The Company's common stock is traded in the over-the-counter market under the "NASDAQ" symbol,
GLDC, and transactions are reported through the National Association of
 Securities Dealers Automated
Quotation (NASDAQ) National Market System. The following tabulation sets forth the high and low sales
prices for the common stock during each quarter of the fiscal years ended
 May 31, 2000 and 1999 and
the amount of dividends paid per share in each quarter. The Company currently expects that
comparable regular cash dividends will be paid in the future.
 	Market Price
 					Dividends Paid
   Quarter 	High 	Low 	   	 Per Share
Fiscal 2000
   First      	$  4 1/8	  $ 3 1/16	  	$ .06
   Second        	4		       2 17/32		   .06
   Third         	4         2 5/16		    .06
   Fourth	        3 3/8     2 3/4       .06

Fiscal 1999
   First       $  6 5/8  	$ 5 3/8   		$ .12
   Second	        6 5/8	    5	 	        .12
   Third 	        5 7/8 	   3 1/2	      .06
   Fourth 	       4 1/4 	   2 1/2   		  .06

    As of August 4, 2000, there were approximately 1,600 shareholders of record.

ITEM 6. - SELECTED FINANCIAL DATA
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
FINANCIAL REVIEW (Dollar amounts in thousands, except per share data)

 	                                         	 Year Ended May 31,
                            2000        	1999     	1998      	1997      1996
Operations
Net sales and other
 operating income          $126,936	  $129,564 	$ 129,363 	$138,427 	$ 127,150
Investment income               	67        	66       	160      	286       	675
      Total revenues       	127,003   	129,630   	129,523  	138,713   	127,825

Cost of sales	               57,146    	60,283    	58,923   	63,548    	57,331
Selling, general and
 administrative expenses    	65,138     67,671    	64,728   	69,845     65,419
Interest                      	-         	-         	-         	-        	-
Restructuring charge         	2,565      	-          -         	-        	-
Income before income taxes   	2,154	      1,676     	5,872   	5,320     	5,075
Federal and state income
 taxes                        	 911	        603      2,171    1,832     	1,700
      Net income              1,243      	1,073      3,701   	3,488     	3,375

Financial data
Depreciation and
 amortization             	$ 3,230	      $ 3,309	 $ 3,183   	$ 2,853  	$ 2,486
Capital expenditures,
 net of disposals            	 149        	1,861    3,666     	3,611	    6,216
Working capital 	           15,915       	11,642  	13,516    	15,887   	19,053
Long-term debt. 	            1,807        	1,579   	1,285     	1,049      	823
Stockholders' equity 	      30,528	       32,504   36,089     38,253    40,582
Total assets. 	             41,433       	41,912	  46,925    	49,569   	48,846

Common stock data
Basic and diluted
 net income 	               $ .10       	$ .09  	$ .30     	$ .29      	$ .28
Dividends                     .24         	.36     .48       	.48        	.47
Book value	                  2.53        	2.67   	2.96      	3.13     	  3.32
Price range          4 1/8-2 5/16 6 5/8-2 1/2	 7 3/4-6  3/4-6 7/8 9 3/4-6 3/4

Financial statistics
Current ratio               	3.12        	2.99   	2.79      	2.90       	4.37
Net income as percent of
 total revenues              	1.0%        	0.8%    2.9% 	    2.5%       	2.6%
Net income as percent of
stockholders' equity (a).     3.9%        	3.1%	  10.0%     	8.8%       	8.0%

Other data
Weighted average
  common
shares
 outstanding   	12,154,057 	12,171,043 	12,205,950	 12,205,950	  12,243,283
Common shares
 outstanding at
 year-end       12,065,000 	12,160,950 	12,205,950  12,205,950  	12,205,950
Approximate
 number of
 stockholders       	1,600      	1,600      	1,600      	1,800       	1,800

(a) Average amounts at beginning and end of fiscal year.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations
GOLDEN ENTERPRISES, INC AND SUBSIDIARY
Management's Discussion and Analysis of Financial Condition and Results of
 Operations
Liquidity and Capital Resources
Working capital was $15.9 million at May 31, 2000 compared to $11.6 million at May 31, 1999. Net cash
provided by operations amounted to $8.4 million in fiscal year 2000, $2.1 million in fiscal year 1999 and
$7.6 million in fiscal year 1998. There was a net cash usage of $4.4 million to increase investment
securities this year compared to a net decrease in investment securities providing $3.0 million in cash in
1999, and $0.9 million in 1998.
Additions to property, plant and equipment, net of disposals, were $0.1 million, $1.9 million, and $3.7
million in fiscal years 2000, 1999, and 1998, respectively, and are expected to be about $1.5 million in
2001.
Cash dividends of $2.9 million, $4.4 million and $5.9 million were paid during fiscal years 2000, 1999,
and 1998, respectively.
Cash in the amount of $0.3 million was used to purchase treasury shares in fiscal years 2000 and 1999,
and no cash was used for this purpose during fiscal year 1998.
Long-term liabilities as a percentage of total capitalization was 5.3% at
 May 31, 2000. The Company's
current ratio at the year end was 3.12 to 1.00.
Operating Results
Net sales and other operating income decreased by 2.0% in fiscal year 2000, increased by 0.2% in fiscal
year 1999 and decreased by 6.5% in fiscal year 1998. The sales decrease for fiscal 2000 was primarily
a result of discontinuing the Company-operated distribution of Golden Flake
 Branded products in three
fringe sales regions in central Florida as part of the restructuring plan which is explained further in a
separate section of this Management's Discussion. Although sales for 1999 were approximately equal to
those for 1998, it was necessary to increase discount spending considerably in order to keep sales at
the 1998 level. The drop in sales for 1998 from 1997 was primarily caused by decisions made by three
major accounts in reaction to very aggressive spending by a competitor.

The Company's investment income was 3.1% of income before income taxes in
 2000, 4.0% in 1999,
and 2.7% in 1998. Investment income has dropped considerably over the past three years because of
the decrease in investment securities which were sold to finance capital expenditures that were incurred
in developing several new products. At May 31, 2000, investment securities had increased to $4.42
million from $0.06 million at May 31, 1999, so investment income should be higher in fiscal year 2001.
Cost of sales as a percentage of net sales amounted to 45.3% in 2000, 46.8%
 in 1999, and 45.9% in
1998. Favorable trends in commodity prices and packaging cost were the major factors causing the
improvement in cost of sales for 2000.
Selling general and administrative expenses were 51.6% of sales in 2000,
 52.6% in 1999, and 50.4% in
1998. The improvement in fiscal 2000 was primarily due to lower selling and delivery cost brought about
by the exiting of the three fringe sales regions in central Florida as part of the restructuring plan. An increase in discount spending in fiscal 1999 was the major reason for the unfavorable comparison with
1998. In 1998 there was a significant reduction in advertising and promotional expenses which produced
a favorable comparison with 1997 expenses.
The Company's effective income tax rates for 2000, 1999, and 1998 were
 42.3%, 36.0% and 37.0%,
respectively. Note five to the consolidated financial statements provides additional information about the
provision for income taxes.
Market Risk
The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices)
to which the company is exposed are interest rates on its investment securities, and commodity prices,
affecting the cost of its raw materials.
The Company's investment securities consist of short-term marketable securities. Presently these are
variable rate money market mutual funds and municipal obligations.
 Assuming year-end 2000 variable
rate investment levels, a one-point change in interest rates would impact interest income by $39,104.
The Company is subject to market risk with respect to commodities because its ability to recover
increased costs through higher pricing may be limited by the competitive environment in which it
operates. The Company purchases its raw materials on the open market, under contract through brokers
and directly from growers. Futures contracts have been used occasionally to hedge immaterial amounts
of commodity purchases, but none are presently being used.
Year 2000
The Company incurred no material adverse effect related to Year 2000 issues. Inflation
Certain costs and expenses of the Company are affected by inflation, and the
 Company's prices for its
products over the last nine years have remained relatively flat. The Company will contend with the effect
of further inflation through efficient purchasing, improved manufacturing methods, pricing, and by
monitoring and controlling expenses.
Environmental Matters
There have been no material effects of compliance with governmental provisions regulating discharge of
materials into the environment.
Restructuring Charges
The restructuring charge of $2,564,892 recognized in the fourth quarter relates to a restructuring plan
approved by the Board of directors in January 2000 whereby the Nashville plant which primarily
manufactured low fat snacks was closed, a voluntary retirement package was offered to a group of
qualified employees, and the Company-operated distribution system for Golden Flake Brand products in three fringe sales regions in Central Florida was discontinued.
The following is a summary of the one-time restructuring charge to expense for the year ended May 31,
2000.
Employee termination benefits               	$ 1,335,550
Other Charges                                 	1,229,342
Total restructuring charge                  	$ 2,564,892
Net after tax                               	$ 1,607,892
Per share                                   	$       .13
The employee related termination benefits of $1,335,550 primarily includes severance costs for 104
employees, 10 of which accepted the voluntary retirement package, 71 of which were employed in the
three fringe sales regions of Central Florida and 23 of which were employed at the Nashville plant.
The other charges of $1,229,342 consisted primarily of gains and losses on disposal of property and
equipment and the cost related to the exiting of sales regions in Central
 Florida.
The net book value of $3,324,683, carried on the balance sheet as "net assets held for disposition," is for
the property and equipment at the closed Nashville plant for which a sale is actively being pursued.
Forward-Looking Statements
This discussion contains certain forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking
statements. Factors that may cause actual results to differ materially include price competition, industry
consolidation, raw material costs and effectiveness of sales and marketing activities, as described in the
Company's filings with the Securities and Exchange Commission.
ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Included in Item 7, Management's Discussion and Analysis of Financial
 Condition and Results of
Operations- Market Risk beginning on page 9.
ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the registrant and its subsidiary for the year ended May 31,
2000, consisting of the following, are contained herein:
Consolidated Balance Sheets - May 31, 2000 and 1999
Consolidated Statements of Income - Years ended May 31, 2000, 1999 and 1998

Consolidated Statements of - Years ended May 31, 1000, 1999 and 1998 Cash Flows
Consolidated Statements of Changes - Years ended May 31, 2000, 1999 and 1998 in Stockholders'
Equity
Notes to Consolidated Financial Statements - Years ended May 31, 2000, 1999 and 1998
Quarterly Results of Operations - Years ended May 31, 2000 and 1999
[This page left blank intentionally.]
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors of Golden Enterprises, Inc.
We have audited the accompanying consolidated balance sheets of Golden
Enterprises, Inc. and
subsidiary as of May 31, 2000 and 1999, and the related consolidated statements of income, changes in
stockholders' equity and cash flows for each of the three years in the period ended May 31, 2000. These
consolidated financial statements are the responsibility of the Company's management. Our
responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards
require that we plan and perform the audit to obtain reasonable assurance about whether the
consolidated financial statements are free of material misstatement. An audit includes examining, on a
test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An
audit also includes assessing the accounting principles used and significant estimates made by
management, as well as evaluating the overall consolidated financial statement presentation. We
believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material
respects, the consolidated financial position of Golden Enterprises, Inc.
 and subsidiary as of May 31,
2000 and 1999, and the consolidated results of their operations and their cash flows for each of the
three years in the period ended May 31, 2000, in conformity with generally accepted accounting
principles.
Birmingham, Alabama
July 6, 2000	DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP
CONSOLIDATED BALANCE SHEETS
May 31, 2000 and 1999
ASSETS
                                             2000             1999
Current Assets:
Cash and cash equivalents                 	$  835,074      	$ 227,120
Investment securities available-for-sale   	4,421,843          61,941
Receivables:
Trade accounts                             	9,015,975      	10,143,145
Other 	                                       188,319	         203,378
                                            9,204,294       10,346,523
Less: Allowance for doubtful accounts        	600,000          111,000
                                            8,604,294      	10,235,523
Inventories:
Raw materials                              	1,743,910	       2,224,946
Finished goods                             	2,298,435       	2,403,663
                                            4,042,345       	4,628,609
Prepaid expenses                           	2,203,930        2,348,975
Net assets held for disposition             3,324,683            -
Total current assets 	                     23,432,169      	17,502,168
Property, Plant and equipment:
Land 	                                      3,528,054        3,790,600
Buildings 	                                17,021,709       19,456,338
Machinery and equipment 	                  34,205,642       42,770,602
Transportation equipment                  	16,381,683      	17,077,882
                                           71,137,088       83,095,422
Less accumulated depreciation              56,017,880      	61,570,336
                                           15,119,208       21,525,086
Other Assets	                               2,881,880	       2,884,498
                                         $ 41,433,257     $ 41,911,752
See Accompanying Notes to Consolidated Financial Statements.
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   2000	         1999
Current Liabilities:
Checks outstanding in excess of bank balances 	 $  620,465 	$  962,474
Accounts payable                              	  4,998,328  	3,689,615
Other accrued expenses                         	 1,737,359    	952,366
Deferred income taxes                            	 123,605    	255,820
Current installments of long-term liabilities 	     37,648       	-
Total current liabilities 	                      7,517,405   	5,860,275
Long-term liabilities                          	 1,806,633   	1,579,453
Deferred income taxes 	                          1,581,252   	1,968,005
Commitments and Contingencies 	                      -           	-
Stockholders' Equity:
Common stock - $.66 2/3 par value:
Authorized 35,000,000 shares; issued
 13,828,793 shares                              	9,219,195    9,219,195
Additional paid-in capital 	                     6,499,554   	6,499,554
Retained earnings 	                             24,686,435   26,361,690
Treasury shares - at cost (1,763,793 shares
 in 2000 and 1,667,843 shares in 1999).
Accumulated other comprehensive income               	-           	-
Total stockholders' equity                      30,527,967  	32,504,019
Total 	                                       $ 41,433,257	$ 41,911,752
                                                (9,877,217)  (9,576,420)
CONSOLIDATED STATEMENTS OF INCOME
Years ended May 31, 2000, 1999 and 1998
                                       2000          	1999          	1998
Revenues:
Net sales                       	 $ 126,182,156  	$ 128,740,552 	$ 128,496,511
Other income, including gain
 on sale of property and
 equipment of $250,180 in 2000,
 $536,709 in 1999
and $450,923 in 1998                   	753,385         	823,363      	866,327
Investment income                        67,454          	66,567	       159,956
Total revenues 	                    127,002,995     	129,630,482  	129,522,794
Cost And Expenses:
Cost of sales                      	 57,146,571       60,283,113   	58,922,656
Selling, general and
 administrative expenses             64,627,686      	67,416,243   	64,172,339
Contributions to employee 401(k)
 profit-sharing and employee
 stock ownership
 plans                                 	510,000          255,020      	556,240
Restructuring charge                	 2,564,892	             -            	-
Total costs and expenses 	          124,849,149     	127,954,376  	123,651,235
Income before income taxes 	          2,153,846	       1,676,106    	5,871,559
Provision for income taxes:
Currently payable:
Federal 	                             1,242,000	         526,000	    1,800,000
State                                 	 188,000	          91,000	      282,000
Deferred taxes                        	(519,000)        	(14,000)     	 89,000
Total provision for income taxes       	911,000	         603,000	    2,171,000
Net income 	                        $ 1,242,846	     $ 1,073,106	  $ 3,700,559
Per share of common stock:
Basic earnings per share 	               $ 0.10	          $ 0.09	       $ 0.30
Basic weighted shares outstanding 	  12,154,057	      12,171,043	   12,205,950
Diluted earnings per share 	             $ 0.10	          $ 0.09	       $ 0.30
Diluted weighted shares outstanding 	12,154,057	      12,171,411	   12,205,950

See Accompanying Notes to Consolidated Financial Statements.
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended May 31, 2000, 1999, and 1998
                                          	2000           	1999         	1998
Cash flows from operating activities:
Net income 	                        $ 1,242,846    	$ 1,073,106 	 $ 3,700,559
Adjustment to reconcile net
 income to net cash provided
 by operating activities:
Depreciation and amortization 	       3,230,321      	3,309,182    	3,183,490
Salary continuation benefits 	          227,180 	       294,910      	235,368
Deferred income taxes                 	(519,000)	       (14,000)     	(89,000)
Gain on sale of property and equipment	(250,180)      	(536,709)    	(450,923)
Change in operating assets and liabilities
Decrease in receivables - net        	1,631,229 	       973,263 	     769,681
Decrease in inventories 	               586,264 	       155,959 	     612,272
Decrease (increase) in
prepaid expenses 	                      145,045       	(449,681)	     301,288
Decrease (increase)
 in other assets - long-term             	2,618	        (17,817)      (47,763)
Increase (decrease)
 in accounts payable 	                1,308,713	     (2,106,083) 	   (825,385)
(Decrease) in accrued income taxes 	       - 	         (213,813)     	(19,792)
Increase (decrease)
 in accrued expenses                  	 784,993	       (351,983)	      43,314
Increase in current installments
 of long-term liabilities               	37,648           	-            	 -
Net cash provided by
 operating activities               	 8,427,677      	2,116,334 	   7,591,109
Cash flows from investing activities:
Purchase of property,
 plant and equipment 	               (1,065,586)		   (2,036,114) 	 (3,725,447)
Proceeds from sale of property,
 plant and equipment 	                1,166,672 	       712,244 	     510,135
Investment securities
 available-for-sale:
Purchases 	                          (6,909,902) 	   (4,147,450) 	 (9,649,257)
Proceeds from disposals 	             2,550,000      	7,162,973 	  10,576,211
Net cash (used in) provided
 by investing activities            	(4,258,816)	   	(2,288,358)    1,691,653
Cash flows from financing
 activities:
(Decrease) increase in checks
 outstanding in excess of
 bank balances                         (342,009) 	      962,474         	-
Purchases of treasury shares 	         (300,797) 	     (274,887)        	-
Cash dividends paid 	                (2,918,101)    	(4,383,323)  	(5,858,856)
Net cash (used in) financing
 activities 	                        (3,560,907) 	   (3,695,736) 	 (5,858,856)
Net increase (decrease) in
 cash and cash equivalents 	            607,954 	       112,251	     (556,105)
Cash and cash equivalents at
 beginning of year 	                    227,120 	       114,869 	     670,974
Cash and cash equivalents at
 end of year 	                        $ 835,074 	     $ 227,120 	   $ 114,869
Supplemental information:
Cash paid during the year for:
Income taxes 	                      $ 1,349,392 	   $ 1,053,696 	 $ 2,102,972
Interest 	                          $     - 	       $     - 	     $     -
See Accompanying Notes to Consolidated Financial Statements.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended May 31, 2000, 1999 and 1998
                                                    	Additional
                                       Common         Paid-in       Retained
                                       Stock          Capital       Earnings
Balance, June 1, 1997 	             $ 9,219,195 	   $ 6,499,554  	$31,830,204
 Net income - 1998 	                      -             	 -	        3,700,559
 Changes in unrealized gain
  (losses) on securities
  available-for-sale 	                    -	              -             -
	  Comprehensive income
 Cash dividends declared -
 $.48 per share - 	                       -	                       (5,858,856)

Balance, May 31, 1998 	               9,219,195 	     6,499,554 	  29,671,907
 Net income - 1999                       	-              	-	        1,073,106
 Changes in unrealized gain
  (losses) on securities
  available-for-sale 	                    -	              - 	           -
   Comprehensive income
 Cash dividends declared -
 $ .36 per share -       	                -	              -        (4,383,323)
Treasury shares purchased 	               -	              -	            -

Balance, May 31, 1999                	9,219,195 	      6,499,554 	 26,361,690
 Net income - 2000 	                      -	              -	        1,242,846
 Changes in unrealized gain
  (losses) on securities
  available-for-sale                     	- 	             - 	           -
   Comprehensive income                 	 -	              -             -
 Cash dividends declared -
 $.24 per share -                	        -               -       	(2,918,101)
Treasury shares purchased 	               -             	 -           	 -
Balance, May 31, 2000 	             $ 9,219,195     	$ 6,499,554 	$24,686,435


                                           Accumulated
                                            Other Com      Total       Compre
                                 Treasury  prehensive   Stockholders'  hensive
                                  Shares     Income       Equity       Income
Balance, June 1, 1997        $(9,301,533)     $5,373  $38,252,793
 Net income - 1998                 -             -      3,700,559  $3,700,559
 Changes in unrealized gain
  (losses) on securities
   available for sale              -          (5,373)      (5,373)     (5,373)
    Comprehensive income                                           $3,695,186
 Cash dividends declared -
 $.48 per shares -                 -             -     (5,858,856)

Balance, May 31, 1998          (9,301,533)       -     36,089,123
 Net Income - 1999                 -             -      1,073,106  $1,073,106
 Changes in unrealized gain
  (losses) on securities
  available-for-sale               -             -          -           -
   Comprehensive income                                            $1,073,106
 Cash dividends declared -
 $.36 per share -                  -             -     (4,383,323)
 Treasury shares purchased     (274,887)         -       (274,887)

Balance, May 31, 1999          (9,576,420)       -     32,504,019
 Net income - 2000                 -             -      1,242,846  $1,242,846
 Changes in unrealized gain
  (losses) on securities
  available-for-sale               -             -          -           -
   Comprehensive income            -             -          -      $1,242,846
 Cash dividends declared -
 $.24 per share                    -             -     (2,918,101)
 Treasury shares purchased       (300,797)       -       (300,797)
Balance, May 31, 2000         $(9,877,217)       -    $30,527,967

See Accompanying Notes to Consolidated Financial Statements.
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000, 1999 and 1998
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The consolidated financial statements include the accounts of Golden
 Enterprises, Inc. and its wholly-
owned subsidiary: Golden Flake Snack Foods, Inc., (the "Company").
 All significant intercompany
transactions and balances have been eliminated.
Revenue Recognition
The Company recognizes sales and related costs upon delivery or shipment of products to its
customers.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less
to be cash equivalents.
Investment Securities
Investment securities at May 31, 2000 are principally instruments of municipalities and of short-term
mutual municipal funds. The Company currently classifies all investment securities as available-for-sale.
Securities accounted for as available-for-sale includes bonds, notes, common stock and non-
redeemable preferred stock not classified as either held-to-maturity or trading. Securities classified as
available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes,
excluded from earnings and shown separately as a component of accumulated other comprehensive
income within stockholders' equity. Realized gains and losses on the sale of securities available-for-sale
are determined using the specific-identification method.
Inventories
Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.
The opening and closing inventories used in computing cost of sales are as follows:
Date Amount
May 31, 1998 	 $ 4,784,568
May 31, 1999 	 4,628,609
May 31, 2000 	 4,042,345
Property, Plant and Equipment
Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation and
amortization have been provided principally on the straight-line method over the estimated useful lives of
the respective assets. Accelerated methods are used for tax purposes.
Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for
renewals and betterments are capitalized and written off by depreciation and amortization charges.
Property retired or sold is removed from the asset and related accumulated depreciation accounts and
any profit or loss resulting there-from is reflected in the statements of income.
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
Employee Benefit Plans
The Company has trusteed "Qualified Profit-Sharing Plans" that were amended and restated effective
June 1, 1996 to add a 401(k) salary reduction provision. Under this provision
, employees can contribute
up to fifteen percent of their compensation to the plan on a pretax basis subject to regulatory limits; and
the Company, at its discretion, can match up to 4 percent of the participants
' compensation. The annual
contributions to the plans are determined by the applicable Board of
 Directors. Total plan expenses for
the years ended May 31, 2000, 1999 and 1998 were $255,000, $255,020 and
 $505,179, respectively.
The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual
contributions to the plan are amounts determined by the Board of Directors of the Company. Annual
contributions are made in cash or common stock of the Company. The Employee
 Stock Ownership Plan
expenses for the years ended May 31, 2000, 1999 and 1998 were $255,000,
 $ -0- and $51,061,
respectively. Each participant's account is credited with an allocation of shares acquired with the
Company's annual contributions, dividends received on ESOP shares and forfeitures of terminated
participants' nonvested accounts.
The contributions to the 401(k) Profit-Sharing Plans and the Employees Stock
 Ownership Plan may not
exceed fifteen percent of the total compensation of all participating employees. The Company expects to
continue these plans indefinitely; however, the rights to modify, amend or terminate the plans have been
reserved.
The Company has a salary continuation plan with certain of its key officers whereby monthly benefits will
be paid for a period of fifteen years following retirement. The Company is accruing the present value of
such retirement benefits until the key officers reach normal retirement age.
Stock Options and Long-Term Incentive Plans
The Company has a stock option plan and a long-term incentive plan currently in effect under which
future grants may be issued: the 1988 Stock Option and Stock Appreciation
 Plan (the 1988 Plan) and
the 1996 Long-Term Incentive Plan (the 1996 Plan). The Plans are administered by the Stock Option
Committee of the Board of Directors, which has sole discretion, subject to the terms of the Plans, to
determine those employees including executive officers, eligible to receive awards and the amount and
type of such awards. The Stock Option Committee also has the authority to interpret the Plans,
formulate the terms and conditions of award agreements, and make all other determinations required in
the administration thereof.
The 1988 Plan provides that non-qualified stock options and stock appreciation rights may be granted to
key employees for up to 400,000 shares of the Company's common stock. The options and stock
appreciation rights are exercisable three years after date of grant. The option price may be less than,
equal to or greater than the fair market value of the stock on the date of grant. Each stock appreciation
right entitles the option holder, upon exercise of the related stock option, to receive from the Company
the amount of the appreciation in the underlying common stock as determined by the excess of the fair
market value of a share of common stock on the exercise date of the related stock option over the option
price. The options and stock appreciation rights granted, if not exercised, will expire three months from
the date they are exercisable. As of May 31, 2000, options and stock appreciation rights had been
granted for 145,000 shares (net of 13,000 shares forfeited) at an option price of $6 per share and for
79,500 shares (net of 6,000 shares forfeited) at an option price of $5 per share. 36,500 shares were
exercised at $5 per share during the fiscal year ended May 31, 1995. There were no stock options and
stock appreciation rights outstanding under this Plan at May 31, 2000, 1999 and 1998; however, there
were 175,500 shares available for granting of additional options. The 1988
 Plan expires July 6, 2002
except as to options and stock appreciation rights outstanding on that date;
 but, the rights to amend,
suspend or terminate the Plan have been reserved.
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
Stock Options and Long-Term Incentive Plans - Continued
The 1996 Plan provides for the granting of "Incentive Stock Options" as defined under the Internal
Revenue Code. Under the Plan, grants may be made to selected officers and employees, of incentive
stock options with a term not exceeding ten years from the issue date and at a price not less than the
fair market value of the Company's stock at the date of grant. Five hundred thousand shares of the
Company's stock have been reserved for issuance under this Plan. Incentive
 Stock Options have been
granted for 340,000 shares leaving 160,000 shares available for future options. Following is a summary
of transactions:
 		Shares Under Option
 	2000 	1999 	1998
Outstanding - beginning of the year 	340,000 	300,000 	300,000
Granted 	 (-) 	40,000 	(-)
Exercised 	 (-) 	(-) 	(-)
Forfeited 	 (-) 	(-) 	(-)
Outstanding - end of year 	 340,000 	340,000 	300,000
The Company has elected to follow Accounting Principles Board Opinion No. 25,
 Accounting for Stock
Issued to Employees ("APB25") and related Interpretation in accounting for its Employee Stock Options
rather than the Statement of Financial Accounting Standards No. 123,
 Accounting for Stock-Based
Compensation. Under APB25, because the exercise price of the Company's employee stock options
equals the market price of the underlying stock on the date of grant, no compensation expense is
recognized.
Proforma information regarding net income and earnings per share is presented as if the Company had
accounted for its employee stock options under the fair value method. The fair value for these options
was estimated at the date of grant using the Black-Scholes option pricing model with the following
assumptions for 1999 (no options were granted in 2000 and 1998); risk-free interest rates of 6.33
percent; dividend yields of 5.2 per-cent; expected option life of 5 years;
 volatility factors of expected
market price of the Company's stock of 0.150.
The Black-Scholes options pricing model was developed for use in estimating the fair value of traded
options which have no vesting restrictions and are fully transferable. In addition, option valuation models
require the input of highly subjective assumptions including the expected stock price volatility. Because
the Company's employee stock options have characteristics significantly different from those of traded
options, and because changes in the subjective input assumptions can materially affect an option's fair
value estimate, in management's opinion, the existing models do not necessarily provide a reliable
single measure of the fair value of its employee stock options.
The Company's actual and proforma information is as follows:
                   	2000            	1999          	1998
Net income:
As reported    	$ 1,242,846      	$ 1,073,106   	$ 3,700,559
Proforma 	        1,242,846        	1,062,098     	3,700,559
Basic earnings per share:
As reported   	        $ .10            	$ .09         	$ .30
Proforma                	.10              	.09           	.30
Diluted earnings per share:
As reported 	          $ .10            	$ .09         	$ .30
Proforma                 	10              	.09           	.30
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
Income Taxes
Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities
and the amounts at which they are reported in the consolidated financial statements. Recorded amounts
are adjusted to reflect changes in income tax rates and other tax law provisions as they become
enacted. For further information concerning the provision for income taxes see Note 5.
Net Income Per Share
During 1996, the FASB issued Statement of Financial Accounting Standards
 No. 128, Earnings Per
Share. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per
share, replacing the presentation of primary earnings per share with the presentation of basic earnings
per share. The only difference in the two methods for computing the Company's per share amounts is
attributable to outstanding options, under the stock options and long-term incentive plans. The effect of
the stock options was determined using the treasury stock method.
 Consolidated net income as reported
was not affected. Shares used to compute diluted earnings per share are as follows:
 	Average Common Stock Shares
 	2000 	1999 	1998
Basic weighted shares outstanding 	12,154,057 	12,171,043 	12,205,950
Effects of options                     	-            	368      	-
Diluted shares                    	12,154,057 	12,171,411 	12,205,950
Disclosures about Fair Value of Financial Instruments
The Statement of Financial Accounting Standards No. 107, Disclosures About
 Fair Value of Financial
Instruments requires disclosure of fair value information about financial instruments, whether or not
recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS 107
defines fair value as the quoted market prices for those instruments that are actively traded in financial
markets. In cases where quoted market prices are not available, fair values are estimated using present
value or other valuation techniques. The fair value estimates are made at a specific point in time, based
on available market information and judgments about the financial instrument, such as estimates of
timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount
that could result from offering for sale at one time the Company's entire holdings of a particular financial
instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many
cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can
the disclosed value be realized in immediate settlement of the instrument.
The carrying amounts for cash and cash equivalents approximate fair value because of the short
maturity, generally less than three months, of these instruments.
The fair values of investment securities have been determined using values supplied by independent
pricing services and are disclosed together with carrying amounts in Note 2.
The carrying value of the Company's long-term liabilities approximates fair value because present value
is used in accruing this liability.
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
Disclosures About Fair Value of Financial Instruments - Continued
The Company does not hold or issue financial instruments for trading purposes and has no involvement
with forward currency exchange contracts.
Comprehensive Income
In June 1997, the FASB issued the Statement of Financial Accounting Standards
 No. 130, Reporting
Comprehensive Income which establishes reporting and presentation standards for comprehensive
income and its components in a full set of general-purpose financial statements. Comprehensive income
is defined as the change in equity of a business enterprise during a period from transactions and other
events and circumstances arising from non-owner sources. The adoption of
 SFAS 130 and the
restatement of prior periods for comparative financial statements did not have a material impact on the
financial statements of the Company.
Segment Information
Also in June 1997, the FASB issued the Statement of Financial Accounting
 Standards No. 131,
Disclosures about Segments of an Enterprise and Related Information. SFAS 131
 requires that financial
and descriptive information be disclosed for each reportable operating segment based on the
management approach. The management approach focuses on financial information that an enterprise's
decision makers use to assess performance and make decisions about resource allocations. The
statement also prescribes the enterprise-wide disclosures to be made about products, services,
geographic areas and major customers. The adoption of SFAS 131 did not have a material impact on
the financial statements of the Company.
Pension and Postretirement Benefits
The Company has adopted the revised disclosure requirements of the Statement of Financial
Accounting Standards No. 132, Employers' Disclosures about Pensions and Other
 Postretirement
Benefits. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement
benefits, eliminates certain disclosures and requires additional information on changes in benefit
obligations and fair values of plan assets. The adoption of SFAS 132 did not have a material impact on
the financial statements of the Company.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles
requires management to make estimates and assumptions that affect the reported amounts of assets
and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements
and the reported amounts of revenues and expenses during the reporting period. Actual results could
differ from those estimates.
Recent Issued Accounting Standards
In June 1998, the FASB issued the Statement of Financial Accounting Standards
 No. 133, Accounting
for Derivative Instruments and Hedging Activities. SFAS 133, as amended by
 SFAS 137, is effective for
the fiscal year beginning June 1, 2000. SFAS 133 establishes accounting and reporting standards for
derivative instruments including certain derivative instruments embedded in other contracts, and for
hedging activities. It requires that the Company recognize all derivative instruments as either assets or
liabilities in the consolidated balance sheet and measure those instruments at fair value. The Company
has not made a determination of the impact adoption will have on the financial statements of the
Company.
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 2 - INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair value of the investment securities
available-for- sale as of May 31, 2000 and 1999, are as follows:
       	May 31, 2000
 	                                    	Gross          	Gross
                     	Amortized       	Unrealized     	Unrealized
                        	Cost            	Gains       	Losses     	Fair Value
Municipal obligations $  511,471       	$ -            	$ -       	$  511,471
Mutual funds 	         3,910,372         	-              	-        	3,910,372
                     	$4,421,843       	$ -            	$ -       	$4,421,843
       	May 31, 1999
                                     		Gross          	Gross
                     	Amortized       	Unrealized     	Unrealized
                        	Cost            	Gains       	Losses     	Fair Value
Mutual funds          $ 61,941         	$ -            	$ -       	$ 61,941

Maturities of investment securities classified as available-for-sale at May
 31, 2000 by contractual
maturity are shown below. Expected maturities will differ from contractual maturities because borrowers
may have the right to recall or prepay obligations with or without call or prepayment penalties.
 	Amortized
 	Cost 	Fair Value
Investment securities available-for-sale:
                     Due within one year      	 $4,350,591 	$4,350,591
      Due after one year through three years 	      71,252 	71,252
Due after three years through five years             	-      	-
                                        Total 	 $4,421,843 	$4,421,843

Proceeds from sales of investment securities available-for-sale during fiscal
 2000 and 1999 were
$2,550,000 and $7,162,973, respectively. Gross gains of $-0- and losses of
 $6,792 for fiscal 2000 and
1999, respectively, were realized on those sales.

NOTE 3 - RESTRUCTURING CHARGES

The restructuring charge of $2,564,892 recognized in the fourth quarter relates to a restructuring plan
approved by the Board of Directors in January 2000 whereby the Nashville plant which primarily
manufactured low fat snacks was closed, a voluntary retirement package was offered to a group of
qualified employees, and the Company-operated distribution system for Golden
 Flake Brand products in
three fringe sales regions in Central Florida was discontinued.
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3 - RESTRUCTURING CHARGES - Continued

The following is a summary of the one-time restructuring charge to expense for the year ended May 31, 2000.
Employee termination benefits 	 $ 1,335,550
                  Other charges 	 1,229,342
Total restructuring charge.   	 $ 2,564,892
Net after tax                 	 $ 1,607,892
Per share                      	$ .13

The employee related termination benefits of $1,335,550 primarily includes severance costs for 104
employees, 10 of which accepted the voluntary retirement package, 71 of which were employed in the
three fringe sales regions of Central Florida and 23 of which were employed at the Nashville plant.
The other charges of $1,229,342 consisted primarily of gains and losses on disposal of property and
equipment and the cost related to the exiting of sales regions in Central
 Florida.
The net book value of $3,324,683, carried on the balance sheet as "net assets held for disposition," is for
the property and equipment at the closed Nashville plant for which a sale is actively being pursued.
NOTE 4 - LONG -TERM LIABILITIES
Long-term liabilities consisted of salary continuation benefits accrued under the Company's salary
continuation plan in the amounts of $1,806,633 and $1,579,453 at May 31, 2000 and 1999, respectively.
Aggregate annual maturities of long-term liabilities within each of the next five fiscal years following May 31, 2000 are as follows:

             	2001     	2002     	2003     	2004     	2005
Maturities 	$ 37,648 	$ 40,773 	$ 44,157 	$ 47,822 	$ 51,791

 NOTE 5 - INCOME TAXES
The effective tax rate for continuing operations differs from the expected tax using statutory rates. A
reconciliation between the expected tax and the actual income tax expense follows:
                                         	2000        	1999 	     1998
Tax on income at statutory rates      	 $ 732,000 	$ 570,000 	$ 1,996,000
Increase (decrease) resulting from:
State income taxes,
less Federal income tax benefit          	124,000    	60,000 	186,000
Tax exempt interest                     	 (20,000)  	(20,000)	(29,000)
Other - net                              	 75,000    	(7,000) 	18,000
           Total 	                      $ 911,000 	$ 603,000 	$ 2,171,000

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 5 - INCOME TAXES - Continued
The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:
                                        	2000        	1999
Property and equipment                	$ 2,426,752 	$ 2,535,505
Accrued expenses                         	(538,895)   	(311,680)
Addition to allowance for doubtful
 accounts                               	 (183,000)       	-
   Total                              	$1,704,857  	$ 2,223,825
The income tax effects of changes in temporary differences are as follows:
                                        	2000        	1999       	1998
Property and equipment                	$ (109,000) 	$ 91,000 	$ 176,500
Accrued expenses                        	(227,000) 	(105,000)  	(87,500)
Addition to allowance for doubtful
 accounts                              	 (183,000)     	-         	-
 Total                                	$ (519,000) 	$ (14,000	$ 89,000
NOTE 6 - COMMITMENTS AND CONTINGENCIES
Rental expenses were $498,307 in 2000, $662,565 in 1999 and $656,727 in 1998.
 At May 31, 2000, the
Company was obligated under certain leases (which have not been capitalized)
 for buildings, office
space and equipment. The following amounts represent future payment commitments under these leases:

Years Ending         	Building and
May 31,              	Office Space       	Equipment       	Total

   2001                	$17,000           	$120,000       	$137,000
   2002                   	-                	30,000         	30,000
   2003                   	-                  	-              	-
The subsidiary of the Company leases equipment for approximately $10,000 per month from a company
which is principally owned by a major shareholder of Golden Enterprises, Inc.
 The terms of these leases
are equal to or better than those available from unaffiliated third parties. The subsidiary of the Company leases its airplane to a major stockholder of the Company for
approximately $20,000 per month. The lease provides for his personal use of the airplane for up to 100
flight hours per year and is for a term of one year with automatic renewal at the option of either party.
The terms of this lease are equal to or better than those available to an unrelated third party.
The Company had letters of credit in the amount of $2,200,000 outstanding at
 May 31, 2000, and May
31, 1999 to support the Company's commercial self-insurance program. The
 Company pays a
commitment fee of 0.375% to maintain the letters of credit.
NOTE 7 - CONCENTRATIONS OF CREDIT RISK
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of
cash equivalents and trade receivables.
The Company maintains its cash accounts primarily with banks located in
 Alabama. The total cash
balances are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on
deposit with an Alabama bank at May 31, 2000 that exceeded the balance insured by the F.D.I.C. in the
amount of $1,092,679.
The Company's trade receivables result primarily from its snack food operations and reflect a broad
customer base, primarily large grocery store chains located in the southeastern United States. The
Company routinely assesses the financial strength of its customers. As a consequence, concentrations
of credit risk are limited.
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 8 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations of the years ended May 31,
2000, 1999 and 1998:
 			Per Share
 	Total Revenues 	Net Income 	Net Income
Quarter
2000
      First 	 $ 31,690,046   	$  552,601    	$ 0.05
      Second  	 30,773,777      	532,998      	0.04
      Third 	   33,219,908    	1,029,365      	0.08
      Fourth 	  31,319,264     	(872,118)    	(0.07)
For the year 	$127,002,995   	$1,242,846    	$ 0.10
1999
      First  	$ 31,668,331   	$  586,164    	$ 0.05
      Second 	  30,926,099      	104,646      	0.01
      Third   	 34,080,883 	     185,177 	     0.01
      Fourt h 	 32,955,169 	     197,119 	     0.02
For the year 	$129,630,482 	  $1,073,106 	   $ 0.09
1998
      First 	 $ 32,608,207  	 $1,172,986    	$ 0.10
      Second  	 30,920,499 	     629,399      	0.05
      Third 	   32,577,407      	796,083      	0.06
      Fourth 	  33,416,681    	1,102,091      	0.09
For the year  $129,522,794   	$3,700,559    	$ 0.30

NOTE 9 - SUPPLEMENTARY STATEMENT OF INCOME INFORMATION
The following tabulation gives certain supplementary statement of income information for continuing
operations for years ended May 31, 2000, 1999 and 1998:
                                	2000           	1999 	         1998
Maintenance and repairs 	    $ 5,889,306     	$ 5,939,882   	$ 6,133,748
Depreciation and amortization	 3,230,321       	3,309,182     	3,183,490
Payroll taxes                 	2,599,980       	2,769,228     	2,737,153
Advertising costs           	 19,106,839      	19,132,322    	16,747,607
Amounts for depreciation and amortization of intangible assets, royalties, other taxes, rents and
research and development costs are not presented because each of such amounts is less than 1% of
total revenues.
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
SUPPLEMENTAL FINANCIAL INFORMATION

Selected quarterly financial data for the fiscal years ended May 31, 1000 and
 1999 (unaudited)
     (Dollar amounts in thousands, except per share data)
                 	First           	Second           	Third 	         Fourth
                 	Quarter         	Quarter          	Quarter        	Quarter
 2000
Total revenues   	$ 31,690        	$ 30,774       	$ 33,220       	$ 31,319
Income before
 income taxes    	$    878 	       $    845       	$  1,639       	$ (1,208)
Net income       	$    553        	$    553       	$  1,029       	$   (872)
Net income per
 share           	$ .05           	$ .04          	$ .08          	$ (0.07)
Cash dividends
 per share       	$ .06           	$ .06          	$ .06          	$ .06
 1999
Total revenues   	$ 31,668        	$ 30,926       	$ 34,081       	$ 33,955
Income before
 income taxes    	$    897 	       $    153       	$    292       	$    334
Net income       	$    586        	$    105       	$    185       	$    197
Net income per
share            	$ .05           	$ .01          	$ .01          	$ .02
Cash dividends
per share        	$ .12           	$ .12          	$ .06          	$ .06
ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
Not Applicable.
PART III
ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. - EXECUTIVE COMPENSATION
ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
With the exception of a description of Executive Officers of The Registrant which appears on page 5
herein, Part III is omitted because prior to September 28, 2000, the Company will file a definitive Proxy
Statement with the Securities and Exchange Commission pursuant to Regulation
 14A which involves the
election of directors.
PART IV
ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) 1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements of Golden Enterprises, Inc.
 and subsidiary required to be
included in Item 8 are listed below:
Consolidated Balance Sheets - May 31, 2000 and 1999
Consolidated Statements of Income - Years ended May 31, 2000, 1999 and 1998
Consolidated Statements of Changes in Stockholders' Equity - Years ended May
 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows - Years ended May 31, 2000, 1999 and
 1998
Notes to Consolidated Financial Statements
The following consolidated financial statements schedule is included in Item
 14 (d):
Schedule II - Valuation and Qualifying Accounts
All other schedules are omitted because the information required therein is not applicable, or the
information is given in the financial statements and notes thereto.
3. Exhibits:
(b) Report on Form 8-K - The Registrant did not file a Form 8-K report during the last quarter of the
period covered by this report.
(c) Exhibits. See (a) 3. above.
(d) Financial Statement Schedules. The response to this portion of Item 14, is submitted under Item
14.(a) 1. and 2. above.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities
 Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly
authorized.
GOLDEN ENTERPRISES, INC.	By August 25, 2000
John H. Shannon 	Date
Vice President, Principal Financial
Officer and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below
by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
 	Signature 	Title 	Date
John S. Stein 	Chairman of the Board, 	August 25, 2000
 	Chief Executive
 	Officer, President and Director
John H. Shannon 	Vice President, Secretary, 	August 25, 2000
 	Principal Financial Officer
 	and Controller
F. Wayne Pate         	Director  August 25, 2000
Edward R. Pascoe      	Director 	August 25, 2000
John P. McKleroy, Jr. 	Director 	August 25, 2000
James I. Rotenstreich 	Director 	August 25, 2000
John S. P. Samford    	Director 	August 25, 2000
D. Paul Jones, Jr.    	Director 	August 25, 2000
J. Wallace Nall, Jr.   Director 	August 25, 2000
Joann F. Bashinsky    	Director 	August 25, 2000
Mark W. McCutcheon    	Director 	August 25, 2000

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS
Years ended May 31, 1998, 1999, and 2000
 		Additions
 	Balance at 	Charged to		 Balance
 	Beginning 	Costs and 		at End
Allowance for Doubtful Accounts 	of Year 	Expenses 	Deductions 	of Year

Year ended May 31, 1998 	$  10,000 	$  72,527 	$   7,527 	$  75,000
Year ended May 31, 1999 	$  75,000 	$ 153,459 	$ 117,459 	$ 111,000
Year ended May 31, 2000 	$ 111,000 	$ 690,983 	$ 201,983 	$ 600,000
 [This page left blank intentionally.]

35
DOCUMENT
TYPE 	EX-27 	10K
TEXT
ARTICLE
MULTIPLIER
TABLE
S
PERIOD TYPE 		12 MONTHS
FISCIAL-YEAR-END	 MAY-31-2000
PERIOD END 	MAY-31-2000
CASH                        	$    835,074.00
SECURITIES 	                 $  4,421,843.00
RECEIVABLES                 	$  9,204,294.00
ALLOWANCES                  	$    600,000,00
INVENTORY                   	$  4,042,345.00
CURRENT-ASSETS              	$ 23,432,169.00
PROPERTY, PLANT & EQUIPMENT 	$ 71,137,088.00
DEPRECIATION                	$ 56,017,880.00
TOTAL ASSETS                	$ 41,433,257.00
CURRENT LIABILITIES         	$  7,517,405.00
BONDS                                   	.00
COMMON                      	$  9,219,195.00
PREFERRED MANDATORY                     	.00
PREFERRED                               	.00
OTHER                       	$ 21,308,772.00
TOTAL LIABILITY AND EQUITY  	$ 41,433,257.00
SALES                       	$126,182,156.00
TOTAL REVENUES              	$127,002,995.00
CGS                         	$ 57,146,571.00
TOTAL COSTS                 	$124,849,149.00
OTHER EXPENSES                          	.00
LOSS PROVISION              	$    489,000.00
INTEREST EXPENSE                        	.00
INCOME PRETAX               	$  2,153,846.00
INCOME TAX                  	$    911,000.00
INCOME-CONTINUING            $  1,242,846.00
DISCONTINUED                             .00
EXTRAORDINARY
CHANGES                                 	.00
NET-INCOME                  	$  1,242,846.00
EPS PRIMARY                             	.10
EPS-DILUTED	                             .10