Form 10-Q
period 2000-08-31
GOLDEN ENTERPRISES INC
filed 2000-10-13
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000

OR

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number    _____________0-4339_____________________________

GOLDEN ENTERPRISES, INC.

(Exact name of registrant as specified in its charter )

DELAWARE				63-0250005
_______________________________________	______________________________
(State or other jurisdiction of                    (I. R. S.  Employer)
incorporation or organization)                     (Identification No.)

Suite 212, 2101 Magnolia Avenue, South
Birmingham, Alabama					35205
______________________________________	________________________________
(Address of Principal Executive Offices)			(Zip Code)

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
Yes   X	No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000.

                                                              Outstanding at
Class                                                     September 30, 2000
Common Stock, Par Value $0.66 2/3                                  11,973,00




GOLDEN ENTERPRISES, INC.


INDEX

Part I.		Financial Information
                                            Page No.

Consolidated Condensed Balance Sheets -
August 31, 2000  and May 31, 2000              3


Consolidated Condensed Statements of Income -
Three Months Ended August 31, 2000 and 1999    4


Consolidated Condensed Statements of Cash
Flows - Three Months Ended
August 31, 2000 and 1999                       5

Notes to Consolidated Condensed Financial
Statements                                     6



Independent Accountant's Report                7


Management's Discussion and Analysis
of Financial Condition and
Results of Operations                         8,9


Part II.
Other Information                              10

PART I. FINANCIAL INFORMATION

                       GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       August 31,    May 31,
                                                          2000        2000

                                                      (Unaudited)   (Audited)
                       ASSETS


Cash and cash equivalents                              $1,111,376     $835,074
 Investment Securities                                 $5,352,010   $4,421,843
   Receivables, net                                    $7,956,263   $8,604,294
     Inventories:
Raw material and supplies                              $1,816,070   $1,743,910
    Finished goods                                     $2,759,148   $2,298,435

                                                       $4,575,218   $4,042,345

    Current assets:
   Prepaid expenses                                    $2,090,520   $2,203,930
Net held for disposal for Nashville Plant              $3,324,683   $3,324,683

 Total current assets                                 $24,410,070  $23,432,169

Property, plant and equipment, net                    $14,945,649  $15,119,208

     Other assets                                      $2,881,879   $2,881,880

                                                      $42,237,598  $41,433,257



                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable, principally to banks                   $0           $0
Accounts payable & checks outstanding in excess of
bank balanace                                         $5,935,341   $5,618,793
Accrued and deferred income taxes                       $731,421     $123,605
Other accrued expenses                                $1,385,998   $1,737,359
Current installments of long-term debt                   $38,406      $37,648


Total current liabilities                             $8,091,166   $7,517,405

Long-term debt less current maturities                $1,827,040   $1,806,633

Deferred income taxes                                 $1,541,003   $1,581,252


Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares                              $9,219,195   $9,219,195
Additional paid-in capital                            $6,499,554   $6,499,554
   Retained earnings                                 $25,240,105  $24,686,435

                                                     $40,958,854  $40,405,184

Less: Cost of common shares in treasury
(1,855,793 at August 31, 2000 and  1,763,793
at May 31, 2000)                                    ($10,180,465) ($9,877,217)

Total stockholders' equity                           $30,778,389  $30,527,967

Total                                                $42,237,598  $41,433,257


See Accompanying Notes to Consolidated Condensed Financial Statements
                         -3-
                                                         Three Months Ended
                                                              August 31,
               GOLDEN ENTERPRISES, INC & SUBSIDIARY
                                                           2000          1999
 CONSOLIDATED   CONDENSED STATEMENTS  OF INCOME
  (UNAUDITED)
   REVENUES:
    Net Sales.......................................  $28,909,549 $31,578,250
    Other operating revenues........................     $114,811    $103,212
    Investment income...............................      $60,793      $8,584

      Total revenues................................  $29,085,153 $31,690,046


COSTS AND EXPENSES:
    Cost of sales...................................  $12,726,901 $14,577,141
    Selling, general and administrative expense.....  $14,353,887 $16,234,955
     Interest                                                  $0          $0

     Total costs and expenses.......................  $27,080,788 $30,812,096

Income before income taxes.........................    $2,004,365    $877,950
Income taxes.......................................      $732,254    $325,349

    Net income.....................................    $1,272,111    $552,601

PER SHARE OF COMMON STOCK:
     Net Income                                             $0.11       $0.05


Weighted average number of common shares outstanding   11,998,761  12,160,444


Cash dividend paid per share of common stock                $0.06       $0.06




See Accompanying Notes to Consolidated Condensed Financial Statements.


                         -4-

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                            (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          August 31,

                                                       2000           1999


Cash flows from operating activities:
 Net income..........................................$1,272,111       $552,601
 Adjustment to reconcile net income to net
  cash provided by operating activities:  ........
   Depreciation and amortization.......................$623,540       $851,249
   Compensation related to stock plan..................      $0             $0
   Salary Continuation Benefits.........................$30,298        $66,207
   Deferred income taxes...............................($40,249)        $6,398
   Gain on sale of equipment...........................($78,633)      ($52,793)
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable............$648,031       $231,321
   Decrease (increase) in inventories...................($532,873)      $174,677
   Decrease (increase) in prepaid expenses...............$113,410       $150,953
   Decrease (increase) in other assets-long term ........      $1             $0
   Increase (decrease) in accounts payable
    and checks outstanding in excess of
     bank balances.....................................$316,548       $164,792
    Increase (decrease) in accrued income taxes .......$607,816        $91,147
    Increase (decrease) in accrued expenses...........($351,361)      ($94,088)

                                                     $2,608,639     $2,142,464
Cash flows from investing activities:
  Purchase of property, plant and equipment...........($473,628)     ($221,766)
  Proceeds from sale of equipment......................$102,279        $57,724
Net decrease (increase) in investment securities......($930,167)   ($1,007,842)
     Net cash provided by (used in)
      investing activities..........................($1,301,516)   ($1,171,884)


Cash flows from financing activities:
  Payments of current installments of long-term debt....($9,132)            $0
  Purchase of treasury stock..........................($303,248)       ($3,622)
   Proceeds from sale of treasury stock................      $0             $0
  Cash dividend paid................................. ($718,441)     ($729,600)

     Net cash used in financing activities......... ($1,030,821)     ($733,222)


Net (decrease) increase in cash and cash equivalents.. $276,302       $237,358
Cash and cash equivalents at beginning of year........ $835,074       $227,120

Cash and cash equivalents at end of quarter......... $1,111,376       $464,478



Supplemental information:
  Cash paid during the year for:
     Income taxes................................       $23,248        $4,921
     Interest....................................          $0             $0

See Accompanying Notes to Consolidated Condensed Financial Statements.

                                 -5-


GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  	In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of August 31, 2000 and May 31, 2000, and its results of operations for the three months and ended August 31, 2000 and 1999 and its cash flows for the three months ended August 31, 2000 and 1999.


The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 2000 which is incorporated by reference in Form 10-K.


2.	The results of operations for the three months ended August 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.




INDEPENDENT ACCOUNTANT'S REPORT



We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of August 31, 2000 and the related interim consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expressions of an opinion regarding the financial statements taken as a whole. According, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.




Birmingham, Alabama
October 12, 2000	        DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP




MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Working Capital was $15.9 million at June 1, 2000 and $16.3 million at the end of the first quarter. Net cash provided by operating activities amounted to $2.6 million for the quarter this year compared to $2.1 million for last year's first quarter.

Additions to property, plant and equipment, net of disposals, were $0.45 million this year and $0.22 million last year. Cash dividends of $0.72 million were paid during this year's first quarter compared to $0.73 million last year. Cash in the amount of $0.30 million was used to purchase treasury stock this year, and $0.0036 was used last year, and $0.93 million of cash was used to increase investment securities this year compared to $1.01 million last year. The Company's current ratio was 3.02 to 1.00 at August 31, 2000.


Operating Results

For the three months ended August 31, 2000, total revenues decreased 8.22% from the comparable period in fiscal 2000. This first quarter cost of sales was 44.0% compared to 46.2% last year. Selling, general and administrative expenses were 49.7% of net sales this year and 51.4% last year.

The Company's investment income as a percentage of pre-tax income was 3.0% this year compared to 1.0% last year. There was an actual dollar increase in investment income of 508.2% and pre-tax income increased 128.3%.

The Company's effective tax rate for the first quarter was 36.5% compared to 37.1% for last year's first quarter.


Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, and commodity prices, affecting the cost of its raw materials.

The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds and municipal obligations. Assuming August 31, 2000 variable rate investment levels, a one-point change in interest rates would impact interest income by $48,338 on an annual basis.


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




PART II.    OTHER INFORMATION


Item 6.		Exhibits and Reports on Form 8-K


(b)	Reports on Form 8-K - There were no reports on form 8-K
filed for the three months ended August 31, 2000.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  GOLDEN ENTERPRISES, INC.
                                                  (Registrant)




Dated: October 13, 2000	 _______________________________________

                                                       John S. Stein
                                                       Chairman and
                                                       Chief Executive Officer




Date: October 13, 2000
____________________________________


                                                John H. Shannon
                                                Vice President/Controller
                                                (Principal Accounting Officer)


-12-

DOCUMENT
TYPE			EX-27
TEXT
ARTICLE			5
MULTIPLIER
TABLE
S
PERIOD TYPE                      3 MONTHS
FISCAL-YEAR-END               MAY-31-2001
PERIOD END                    AUG-31-2000
CASH                        $1,111,376.00
SECURITIES                  $5,352,010.00
RECEIVABLES                 $8,562,763.00
ALLOWANCES                    $606,500.00
INVENTORY                   $4,575,218.00
CURRENT-ASSETS             $24,410,070.00
PROPERTY-PLANT &
EQUIPMENT                  $71,230,152.00
DEPRECIATION               $56,284,503.00
TOTAL ASSETS               $42,237,598.00
CURRENT LIABILITIES         $8,091,166.00
BOND                                  .00
COMMON                      $9,219,195.00
PREFERRED MANDATORY                   .00
PREFERRED                             .00
OTHER                      $21,559,194.00
TOTAL LIABILITY
AND EQUITY                 $42,237,598.00
SALES                      $28,909,549.00
TOTAL REVENUES             $29,085,153.00
CGS                        $12,762,901.00
TOTAL COSTS                $27,080,788.00
OTHER EXPENSES                        .00
LOSS PROVISION                  $6,500.00
INTEREST EXPENSE                      .00
INCOME PRETAX               $2,004,365.00
INCOME TAX                    $732,254.00
INCOME-CONTINUING           $1,272,111.00
DISCONTINUED                          .00
EXTRAORDINARY                         .00
CHANGES                               .00
NET-INCOME                  $1,272,111.00
EPS PRIMARY                           .11
EPS DILLUTED                          .11