Form 10-Q
period 2000-10-12
GOLDEN ENTERPRISES INC
filed 2001-01-12
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

                                                     OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number   0-4339

GOLDEN ENTERPRISES, INC.

(Exact name of registrant as specified in its charter )

DELAWARE                                       63-0250005
(State or other jurisdiction of	(I. R. S.  Employer
incorporation or organization)	 Identification No.)

Suite 208, 2140 11TH Avenue, South
Birmingham, Alabama                                     35205
(Address of Principal Executive Offices)               (Zip Code)

(205) 933-9300
(Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X	No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000.
                                                       Outstanding at
                       Class                         December 31, 2000
Common Stock, Par Value $0.66 2/3                       11,963,200

GOLDEN ENTERPRISES, INC.

INDEX


Part I.	Financial Information                                    Page No.
             Consolidated Condensed Balance Sheets -
             November 30, 2000 and May 31, 2000                     3

             Consolidated Condensed Statements of Income -
             Three Months and Six Months ended November 30,         4
               2000 and 1999

             Consolidated Condensed Statements of Cash
             Flows - Six Months Ended
              November 30, 2000 and 1999                            5


             Notes to Consolidated Condensed Financial
             Statements                                              6


             Independent Accountant's Report                         7


             Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     8,9



Part II.   Other Information                                          10


PART I.  FINANCIAL INFORMATION

GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                          November 30,         May 31,
                                              2000              2000
                                           (Unaudited)        (Audited)
ASSETS
Cash and cash equivalents                    $615,807       $835,074
Investment Securities                        $5,244,711     $4,421,843
Receivables, net                             $7,760,734     $8,604,294
     Inventories:
Raw material and supplies                    $2,548,824     $1,743,910
Finished goods                               $2,378,502     $2,298,435

                                             $4,927,326     $4,042,345

CURRENT ASSETS:
  Prepaid expense                            $3,157,907     $2,203,930
  Net held for disposal for Nashville Plant  $0             $3,324,683

Total current assets                         $21,706,485    $23,432,169

Property, plant and equipment, net           $14,686,176    $15,119,208
Long-term Note Receivable                    $2,090,000     $0
Other assets                                 $2,881,879     $2,881,880

                                             $41,364,540    $41,433,257

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
Checks outstanding in excess
 of bank balance                             $1,074,344     $620,465
Accounts payable                             $4,794,225     $4,998,328
Accrued and deferred income taxes            $123,605       $123,605
Other accrued expenses                       $905,686       $1,737,359
Current installments of long-term debt       $39,179        $37,648

Total current liabilities                    $6,937,039     $7,517,405

Long-term debt less current maturities       $1,847,248     $1,806,633

Deferred income taxes                        $1,502,989     $1,581,252

     Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares                     $9,219,195     $9,219,195
Additional paid-in capital                   $6,499,554     $6,499,554
Retained earnings                            $25,571,092    $24,686,435

                                             $41,289,841    $40,405,184

Less:  Cost of common shares in treasury
(1,863,593 at November 30, 2000 and
1,763,793 shares at May 31, 2000            -$10,212,577   -$9,877,217

Total stockholders' equity                   $31,077,264    $30,527,967

     Total                                   $41,364,540    $41,433,257

See Accompanying Notes to Consolidated Condensed Financial Statements

                           Three Months Ended         Six Months Ended
                              November 30,               November 30,
GOLDEN ENTERPRISES,
INC & SUBSIDIARIES         2000         1999           2000        1999

CONSOLIDATED
CONDENSED
STATEMENTS OF
INCOME
(UNAUDITED)
REVENUES:
 Net Sales              $27,669,893 $30,679,722      $56,579,442 $62,258,022
 Other operating reve   $530,614    $87,030          $645,425    $190,242
 Investment income      $84,871     $6,975           $145,664    $15,559

  Total revenues        $28,285,378 $30,773,727      $57,370,531 $62,463,823

COST AND EXPENSES:
  Cost of sales         $12,921,727 $13,839,695      $25,648,628 $28,416,836
  Selling, general
and administrative
expense                 $13,674,390 $16,089,551      $28,028,277 $32,324,506
  Interest              $0          $0               $0          $0

  Total costs and
expenses                $26,596,117 $29,929,246      $53,676,905 $60,741,342

Income before
income taxes            $1,689,261  $844,531         $3,693,626  $1,722,481
  Income taxes          $609,960    $311,533         $1,342,214  $636,882

Net income              $1,079,301  $532,998         $2,351,412  $1,085,599

PER SHARE OF COMMON STOCK:
  Net Income            $0.09       $0.04            $0.20       $0.09

Weighted average
number of common
shares outstanding       11,971,452  12,160,000       11,985,181  12,160,223

Cash dividend
paid per share
of common stock          $0.0625    $0.06             $0.1225     $0.12

See Accompanying Notes to Consolidated Condensed Financial Statements.
                -4-


GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                 SIX MONTHS ENDED
                                                    November 30,

                                                  2000           1999

Cash flows from
operating activities:
  Net income                                  $2,351,412       $1,085,599
    Adjustment to reconcile
    net income to net
    cash provided by operating activities:
    Depreciation and amortization             $1,234,430       $1,664,406
    Compensation related to stock plan        $0               $0
    Salary Continuation Benefits              $60,595          $132,414
    Deferred income taxes                    -$78,263         -$38,115
    Gain on sale of equipment                -$575,344        -$112,282
    Changes in operating assets and
    liabilities:
    Decrease (increase) in
accounts receivable                            $843,560        $59,956
    Decrease (increase)
 in  inventories                              -$884,981       -$1,268,608
Decrease (increase)
 in prepaid expenses                          -$953,977       -$672,014
Decrease (increase)
 in other assets- long te                      $1              $0
Increase (decrease)
 in accounts payable                          -$204,103        $1,542,170
Increase (decrease)
 in accrued income taxes                       $0              $0
Increase (decrease)
 in accrued expenses                          -$831,673        $133,015

                                               $961,657        $2,526,541
Cash flows from investing activities:
Purchase of property,
plant and equipment                           -$831,903       -$613,703
Proceeds from sale of equipment                $130,532        $441,515
Cash received from
disposal of Nashville Plant                    $1,710,000      $0
Net decrease (increase)
in investment securi                          -$822,868       -$384,709
  Net cash provided by (used in)
  Investing activities                         $185,761       -$556,897


Cash flows from financing activities:
(Decrease) increase in checks outstanding
  in excess of bank balance                    $453,879        $0
Payments of current
installments of long-term                     -$18,449         $0
Purchase of treasury stock                    -$335,360       -$3,622
Proceeds from sale
of treasury stock                              $0              $0
Cash dividend paid                            -$1,466,755     -$1,459,200

  Net cash used in
financing activities                          -$1,366,685     -$1,462,822

Net (decrease) increase
in cash and cash equity                       -$219,267        $506,822
Cash and cash equivalents
at beginning of year                           $835,074        $227,120

Cash and cash equivalents
at end of quarter                              $615,807        $733,942


Supplemental information:
  Cash paid during the year for:
   Income taxes                                $1,279,038      $651,533
   Interest                                    $0              $0

See Accompanying Notes to Consolidated Condensed Financial Statements.
                                    -5-

GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals)necessary to present fairly its financial position as of November 30, 2000 and May 31, 2000, and its results of operations for the three months and six months ended November 30, 2000 and 1999 and its cash flows for the six months ended November 30, 2000 and 1999.

The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 2000 which is incorporated by reference in Form 10-K.


2.	The results of operations for the three months and six months ended November 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

INDEPENDENT ACCOUNTANT'S REPORT

We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of November 30, 2000 and the related interim consolidated statements of income and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expressions of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.




Birmingham, Alabama
January 12, 2001                 DUDLEY, HOPTON-JONES, SIMS &
                                 FREEMAN PLLP





MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Working Capital was $15.9 million at June 1, 2000 and $14.8 million at the end of the second quarter. Net cash provided by operating activities amounted to $0.96 million for the six months this year compared to $2.5 million for last year's first six months.

The sale of the Nashville manufacturing plant and equipment was completed on October 25, 2000 for $3.8 million with $1.71 million in cash and $2.09 million in secured notes. The sale was part of the Restructuring Plan approved by the Board of Directors in January, 2000. The only continuing liability at November 30, 2000 related to the restructuring charge was termination benefits of $98,038. This balance will be paid in the third quarter.

Additions to property, plant and equipment, net of disposals, were $0.80 million this year and $0.28 million last year. Cash dividends of $1.47 million were paid during this year's first six months compared to $1.46 million last year. Cash in the amount of $0.34 million was used to purchase treasury stock this year, and $0.0036 million was used last year, and $0.82 million of cash was used to increase investment securities this year, and $0.38 million of cash was used last year. The Company's current ratio was 3.1 to 1.00 at November 30, 2000.


Operating Results

For the three months ended November 30, 2000, total revenues decreased 8.09% from the comparable period in fiscal 2000. Cost of sales was 46.7% of net sales compared to 45.1% last year. Selling, general and administrative expenses were 49.4% of net sales this year and 52.4% last year.

For the year-to-date total revenues decreased 8.15% from the comparable period in fiscal 2000. Cost of sales was 45.3% of net sales compared to 45.6% last year. Selling, general and administrative expenses were 49.5% of net sales this year and 51.9% last year.

The Company's second quarter investment income as a percentage of pre-tax income was 5.0% this year compared to 0.8% last year. There was an actual dollar increase in investment income of 1,116.8% and pre-tax income increased 100.02%.

For the six months investment income was 3.9% of pre-tax income this year and 0.9% last year. For the six months investment income dollars increased 836.2% and pre-tax income increased 114.4%.

The Company's effective tax rate for the second quarter was 36.1% compared to 36.9% for last year's second quarter and 36.3% for the six months this year and 37.0% last year.


Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, and commodity prices, affecting the cost of its raw materials.

The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds and municipal obligations. Assuming November 30, 2000 variable rate investment levels, a one-point change in interest rates would impact interest income by $43,759 on an annual basis.

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


PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (b) Reports on Form 8-K - There were no reports on form 8-K filed for the three months ended November 30, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                GOLDEN ENTERPRISES, INC.
                                (Registrant)

Dated: January 12, 2001
                                              John S. Stein
                                              Chairman and
                                              Chief Executive Officer

Date: January 12, 2001
                                              John H. Shannon
                                              Vice President/Controller
                                              (Principal Accounting Officer)


  DOCUMENT
    TYPE             EX-27
    TEXT
  ARTICLE               5
  MULTIPLIER
    TABLE
                   s
  PERIOD TYPE                 6 MONTHS
  FISICAL-YEAR-END                                       MAY-31-2001
    PERIOD END                                           NOV-30-2000
      CASH                                             $5,244,711.00
  SECURITIES                                           $5,244,711.00
  RECEIVABLES                                          $8,367,234.00
  ALLOWANCES                                             $606,500.00
  INVENTORY                                            $4,927,326.00
  CURRENT-ASSETS                                      $21,706,485.00
PROPERTY, PLANT & EQUIPMENT                           $71,326,626.00
  DEPRECIATION                                        $56,640,450.00
  TOTAL ASSETS                                        $41,364,540.00
CURRENT LIABILITIES                                    $6,937,039.00
      BONDS                                                      .00
      COMMON                                           $9,219,195.00
PREFERRED MANDATORY                                              .00
  PREFERRRED                                                     .00
  OTHER                                               $21,858,069.00
TOTAL LIABILITY AND EQUITY                            $41,364,540.00
  SALES                                               $56,579,442.00
TOTAL REVENUES                                        $57,370,531.00
  CGS                                                 $25,648,628.00
TOTAL COSTS                                           $53,676,905.00
  OTHER EXPENSES                                                 .00
  LOSS PROVISION                                           $6,500.00
  INTEREST EXPENSE                                               .00
  INCOME PRETAX                                        $3,693,629.00
INCOME TAX                                             $1,342,214.00
  INCOME-CONTINUING                                    $2,351,412.00
   DISCOUNTINUED                                                 .00
  EXTRAORDINARY                                                  .00
    CHANGES                                                      .00
  NET-INCOME                                           $2,351,412.00
 ESP PRIMARY                                                     .20
 ESP-DILUTED                                                     .20