Form 10-Q
period 2001-04-12
GOLDEN ENTERPRISES INC
filed 2001-04-16
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to_________________

Commission file number _______________________0-4339______________

Golden Enterprises, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE     63-0250005
_____________________________________      _____________________
(State or other jurisdiction of            (I.R.S.   Employer
incorporation or organization)              Identification No.)

Suite 208,
2140 11th Avenue, South
Birmingham, Alabama                         35205
_____________________________________       _____________________

(205) 933-9300
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__  No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001.

                                                            Outstanding at
Class                                                       March 31, 2001
_____________________________                    _________________________

Common Stock, Par Value $0.66 2/3                               11,935,776




GOLDEN ENTERPRISES, INC.

INDEX


Part I.  Financial Information     Page No.

Consolidated Condensed Balance Sheets
February 28, 2001 and May 31, 2000            3

Consolidated Condensed Statements of Income   4
Three Months and Nine Months ended
February 28, 2001 and February 29, 2000


Consolidated Condensed Statements of Cash
Flows - Nine Months Ended
February 28, 2001 and February 29, 2000       5


Notes to Consolidated Condensed Financial
Statements                                    6



Independent Accountant's Report               7



Management's Discussion and Analysis
of Financial Condition and Results of
Operations                                   8,9


Part II.  Other Information                   10



PART I.  FINANCIAL INFORMATION

GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

                                           February 28,    May 31,
                                              2001          2000
                                           _________________________
                                           (Unaudited)    (Audited)
  ASSETS


Cash and cash equivalents                     $262,778      $835,074
Investment Securities                       $3,213,506    $4,421,843
Receivables, net                            $8,939,504    $8,604,294
Inventories:
Raw material and supplies                   $2,075,633    $1,743,910
Finished goods                              $2,681,504    $2,298,435
                                           _________________________

                                            $4,757,137    $4,042,345
                                           _________________________


CURRENT ASSETS:
Prepaid expense                             $3,613,411    $2,203,930
Net assets held
for disposition                                     $0    $3,324,683
                                           _________________________

Total current assets                       $20,786,336   $23,432,169
                                           _________________________
                                           _________________________


Property, plant and
equipment, net                             $14,550,074   $15,119,208
Long-term Note
Receivable                                  $2,080,117            $0
Other assets                                $2,881,880    $2,881,880
                                           _________________________

                                           $40,298,407   $41,433,257
                                           _________________________

                                           _________________________

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
Checks outstanding in
excess of bank balance                     $2,260,795       $620,465
Accounts payable                           $3,208,479     $4,998,328
Accrued and deferred
income taxes                                 $123,605       $123,605
Other accrued expenses                       $723,391     $1,737,359
Current installments of
long-term debt                                $39,968        $37,648
                                           _________________________

Total current liabilities                  $6,356,238     $7,517,405
                                           _________________________
                                           _________________________


Long-term debt less
current maturities                         $1,867,253     $1,806,633
                                           _________________________

Deferred income taxes                      $1,442,933     $1,581,252
                                           _________________________



Stockholder's Equity:
Common Stock -
$.66 - 2/3 par value:
35,000,000 shares
authorized
Issued 13,828,793 shares                   $9,219,195      9,219,195
Additional paid-in capital                 $6,499,554     $6,499,554
Retained earnings                         $25,212,746    $24,686,435
                                           _________________________

                                          $40,931,495    $40,405,184

Less:  Cost of common shares
in treasury (1,887,293 at
February 28, 2001
and 1,763,793
shares at May 31, 2000)                  -$10,299,512    -$9,877,217
                                           _________________________

Total stockholders' equity                $30,631,983    $30,527,967
                                           _________________________

Total                                     $40,298,407    $41,433,257
                                           _________________________
                                           _________________________


See Accompanying Notes to Consolidated Condensed Financial Statements


                         Three Months Ended         Nine Months Ended
                       February 28, February 29,  February 28,   February 29,
                          _______________________________________________
GOLDEN
ENTERPRISES,              2001          2000            2001           2000
                          _______________________________________________

INC & SUBSIDIARIES
CONSOLIDATED
CONDENSED
STATEMENTS OF
INCOME
(UNAUDITE)
REVENUES:
Net Sales          $29,233,830   $33,088,554     $85,813,272     $95,346,576
Other operating
revenues               $40,508      $119,199        $685,933        $309,441
Investment income      $87,872       $12,155        $233,536         $27,714
                   __________________________________________________________

Total revenues     $29,362,210   $33,219,908     $86,732,741     $95,683,731
                   __________________________________________________________
                   __________________________________________________________

COST AND EXPENSES:
Cost of sales      $13,766,647   $15,013,734     $39,415,275     $43,430,570
Selling, general and
administrative
expense            $14,997,375   $16,567,026     $43,025,652     $48,891,532
Interest                    $0            $0              $0              $0
                   __________________________________________________________

Total costs and
expenses           $28,764,022   $31,580,760     $82,440,927     $92,322,102
                   __________________________________________________________
                   __________________________________________________________

Income before
income taxes          $598,188     $1,639,148     $4,291,814      $3,361,629
Income taxes          $209,032       $609,783     $1,551,246      $1,246,665
                   __________________________________________________________

Net income            $389,156     $1,029,365     $2,740,568      $2,114,964
                   __________________________________________________________
                   __________________________________________________________

PER SHARE OF
COMMON STOCK:
Basic earnings per
share                    $0.03          $0.08          $0.23           $0.17
                   __________________________________________________________
                   __________________________________________________________

Basic weighted
shares outstanding  11,956,889     12,160,000     11,975,854      12,160,149
                   __________________________________________________________
                   __________________________________________________________

Diluted earnings per
share                    $0.03          $0.08          $0.23           $0.17
                   __________________________________________________________
                   __________________________________________________________

Diluted weighted
shares
outstanding         11,960,412     12,160,000     11,976,857       12,160,149
                   __________________________________________________________
                   __________________________________________________________

Cash dividend paid
per share of common
stock                  $0.0625          $0.06        $0.1875     $0. 18
                   __________________________________________________________
                   __________________________________________________________


See Accompanying Notes to Consolidated Condensed Financial Statements.


                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                    (UNAUDITED)

                                                 NINE MONTHS ENDED
                                            February 28,      February 29,
                                            ______________________________

                                               2001               2000
                                            ______________________________

Cash flows from operating activities:
  Net income                                $2,740,568          $2,114,964
    Adjustment to reconcile net
    income to net
    cash provided by operating activities:
    Depreciation and amortization           $1,827,692          $2,500,997
    Compensation related to stock plan              $0                  $0
    Salary Continuation Benefits               $90,892            $198,621
    Deferred income taxes                    -$138,319            -$82,706
    Gain on sale of equipment                -$584,797           -$157,087
    Changes in operating assets
    and liabilities:
    Decrease (increase) in accounts
    receivable                               -$335,210            $773,097
    Decrease (increase) in  inventories      -$714,792             $59,161
Decrease (increase) in prepaid
    expenses                               -$1,409,481         -$1,366,231
Decrease (increase) in other
    assets- long term                               $0                  $0
Increase (decrease) in accounts
    payable                                -$1,789,849            $738,728
Increase (decrease) in accrued
   income taxes                                     $0             $90,901
Increase (decrease) in accrued
   expenses                                -$1,013,968             -$6,804
                                          _________________________________

Net cash provided (used) by
operating activities                       -$1,327,264          $4,863,641
                                          _________________________________
                                          _________________________________
Cash flows from investing activities:
Purchase of property, plant and
equipment                                  -$1,303,749           -$714,037
Proceeds from sale of equipment               $154,672            $484,475
Cash received from disposal of Nashville
Plant & Equipment                           $1,710,000                  $0
Net decrease (increase) in investment
securities                                  $1,208,337         -$2,061,168
                                          _________________________________
  Net cash provided by (used in)
  Investing activities                      $1,769,260          -$2,290,73
                                          _________________________________
                                          _________________________________

Cash flows from financing activities:
 (Decrease) increase in checks outstanding
  in excess of bank balance                 $1,640,330                  $0
Payments of current installments
of long-term debt                             -$27,953                  $0
Purchase of treasury stock                   -$422,295             -$3,622
Collection of long term notes, rec.             $9,883                  $0
Cash dividend paid                         -$2,214,257         -$2,188,800
                                          _________________________________

  Net cash used in financing activities    -$1,014,292         -$2,192,422
                                          _________________________________
                                          _________________________________

Net (decrease) increase in cash and
cash equivalents                             -$572,296            $380,489
Cash and cash equivalents at
beginning of year                             $835,074            $227,120
                                          _________________________________

Cash and cash equivalents at end of quarter   $262,778            $607,609
                                          _________________________________
                                          _________________________________


Supplemental information:
   Cash paid during the year for:
   Income taxes                             $1,548,126          $1,015,587
   Interest                                         $0                  $0

See Accompanying Notes to Consolidated
Condensed Financial Statements.



GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as February 28, 2001and May 31, 2000 and its results of operations for the three months and nine months ended February 28, 2001 and February 29, 2000 and its cash flows for the nine months ended February 28, 2001 and February 29, 2000.

The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 2000, which is incorporated by reference in Form 10-K.


2.The results of operations for the three months and nine months ended February 28, 2001 and February 29, 2000 are not necessarily indicative of the results to be expected for the full year.


INDEPENDENT ACCOUNTANT'S REPORT


We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of February 28, 2001 and the related interim consolidated statements of income and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.


Birmingham, Alabama
April 11, 2001              DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP




MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

       Working Capital was $15.9 million at June 1, 2000 and $14.4 million at the end of the third quarter. Net cash used in operating activities amounted to $1.3 million for the nine months this year compared to $4.9 million provided by operating activities for last year's first nine months.

          Additions to property, plant and equipment, net of disposals, were $1.26 million this year and $0.26 million last year. Cash dividends of $2.21 million were paid during this year's first nine months compared to $2.19 million last year. Cash in the amount of $.42 million was used to purchase treasury stock this year and $.0036 million was used last year, and $1.21 million of cash was provided by a decrease in investment securities this year compared to a net increase in investment securities using $2.06 million of cash last year. The Company's current ratio was 3.27 to 1.00 at February 28, 2001.



Operating Results


          For the three months ended February 28, 2001, total revenues decreased 11.61% from the comparable period in fiscal 2000. Last year's third quarter included fourteen weeks of snack food sales and costs.
Cost of sales was 47.1% of net sales compared to 45.4% last year. Substantial increases in energy prices adversely affected both manufacturing and distribution costs. Selling, general and administrative expenses were 51.2% of net sales this year and 50.1% last year. The Company invested heavily in the third quarter in promotional spending in its core market.

     For the year-to-date, total revenues decreased 9.35% from the comparable period in fiscal 2000. Cost of sales was 45.9% of net sales compared to 45.6% last year. Selling, general and administrative expenses were 50.7% of net sales this year and 51.3% last year.

     The Company's third quarter investment income as a percentage of pre-tax income was 14.69% this year compared to 0.74% last year. There was an actual dollar increase in investment income of 622.9%, and pre-tax income decreased 63.51%.

      For the nine months, investment income was 5.44% of pre-tax income this year and 0.82% last year. For the nine months investment income dollars
increased 742.66% and pre-tax income increased 27.67%.       The Company's
effective tax rate for the third quarter was 34.9% compared to 37.2 % for last year's third quarter and 36.1% versus 37.1% for the nine months.




Management's Discussion and Analysis of
Financial Condition and Results of Operations



Market Risk

The principal markets risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, and commodity prices, affecting the cost of its raw materials.

       The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds, certificates of deposits, and municipal obligations. Assuming February 28, 2001 variable rate investment levels, a one-point change in interest rates would impact interest income by $23,447 on an annual basis.

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


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
____________________________________

                    (b) Reports on Form 8-K- There were no reports on form 8-K filed for the three months ended February 28, 2001.



SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                      GOLDEN ENTERPRISES, INC.
                                                ________________________________
                                                                  (Registrant)




Dated:  April 11, 2001
_____________________________________________________________
                                                John S. Stein
                                                Chairman





Dated:  April 11, 2001
_____________________________________________________________
                                  John H. Shannon
                                  Vice-President/Controller
                                  (Principal Accounting Officer)

DOCUMENT
TYPE
TEXT
ARTICLE
MULTIPLIER
TABLE
S
PERIOD TYPE
FISCAL-YEAR-END                MAY-31-2001
PERIOD END                     FEB-28-2001
CASH                           $262,778.00
SECURITIES                   $3,213,506.00
RECEIVABLES                  $9,285,604.00
ALLOWANCES                     $346,100.00
INVENTORY                    $4,757,137.00
CURRENT-ASSETS              $20,786,336.00
PROPERTY, PLANT
& EQUIPMENT                 $71,659,171.00
DEPRECIATION                $57,109,097.00
TOTAL ASSETS                $40,298,407.00
CURRENT
LIABILITIES                  $6,356,238.00
BONDS                                  .00
COMMON                       $9,219,195.00
PREFERRED MANDATORY                    .00
PREFERRED                              .00
OTHER                       $21,612,788.00
TOTAL LIABILITY
AND EQUITY                  $40,298,407.00
SALES                       $85,813,272.00
TOTAL REVENUES              $86,732,741.00
CGS                         $39,415,275.00
TOTAL COSTS                 $82,440,927.00
OTHER EXPENSES                         .00
LOSS PROVISION                -$253,900.00
INTEREST EXPENSE                       .00
INCOME PRETAX                $4,291,814.00
INCOME TAX                   $1,551,246.00
INCOME-CONTINUING            $2,740,568.00
DISCONTINUED                           .00
EXTRAORDINARY                          .00
CHANGES                                .00
NET-INCOME                   $2,740,568.00
EPS PRIMARY                            .23
EPS-DILUTED                            .23