Form 10-K
period 2001-05-31
GOLDEN ENTERPRISES INC
filed 2001-08-29
CIK 42228

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4339

GOLDEN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

               Delaware                       025063005
(State or other jurisdiction of     (I.R.S Employer Identification No.)
incorporation or organization)

Suite 208, 2140 11th Avenue, South
         Birmingham, Alabama                               35205
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number including area code (205) 933-9300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Capital Stock, Par Value $0.662/3
(Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
	Yes  X .		No   .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of RegistrantOs knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 3, 2001.

Common Stock, Par Value $0.662/3  -- $17,797,239

	Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of August 3, 2001.

Class
Common Stock, Par Value $0.662/3

Outstanding at August 3, 2001
11,927,423 shares


DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Proxy Statement for the year ended May 31, 2001 are incorporated by reference into Part III.

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT -- 2001
GOLDEN ENTERPRISES, INC.

                                                               Page
PART I

  Item	1.	Business                                      3
  Item	2.	Properties                    	   	    5
  Item	3.	Legal Proceedings	                            6
  Item	4.	Submission of Matters to a Vote of Security
                   Holders                                      6

PART II

  Item      5.	Market for Registrant's Common Equity
			      and Related Stockholder Matters         7
  Item	6.	Selected Financial Data	                      8
  Item	7.	Management's Discussion and Analysis of
                  Financial Condition and Results of
                    Operation		                            9
  Item      7A.	Quantitative and Qualitative Disclosure
                    About Market Risk	                     11
  Item	8.	Financial Statements and Supplementary
                    Data		                           11
  Item	9.	Changes in and Disagreements with
                    Accountants on Accounting and Financial
                    Disclosure                                 30

PART III

  Item	10.	Directors and Executive Officers of
                   the Registrant	                           30
  Item	11.	Executive Compensation	                     30
  Item	12.	Security Ownership of Certain Beneficial
			  Owners and Management                      30
  Item	13.	Certain Relationships and Related
                    Transactions	                           30
PART IV

  Item	14.	Exhibits, Financial Statement Schedules,
			  and Reports on Form 8-K	               31
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


Distribution

  Golden Flake sells its products through its own sales organization and independent distributors to commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky, Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina, Arkansas and Missouri. The products are distributed by approximately
448 route salesmen who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama, Nashville, Tennessee, and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct store door delivery method. Golden Flake is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No single customer accounts for more than 10% of its total sales. Golden Flake has a fleet of 768 company owned vehicles to support the route sales system, including 34 tractors and 98 trailers for long haul delivery to the various company warehouses located throughout its distribution areas, 579 store delivery vehicles and 57 cars and miscellaneous vehicles. Golden Flake also leases 6 tractors and 20 store delivery vehicles.

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

Recent Developments

  Since the beginning of its last fiscal year, Golden Flake on October 25, 2000 completed the sale of the Nashville Manufacturing Plant for $3.8 million. The payment of the purchase price was made $1,710,000 in cash and $2,090,000 in secured notes. The sale of the Nashville Plant concluded the Restructuring Plan which the Company implemented in Janurary of 2000. Pursuant to the Restructuring Plan, the Nashville Plant was closed in fiscal year 2000 and the sale concluded in fiscal year 2001. The Company continues its distribution of Golden Flake brand products throughout the Nashville, Tennessee area and has leased a portion of the Nashville Plant for distribution purposes.

  Other than these changes, no significant changes have occurred in the kinds of products manufactured or in the markets or methods of distribution, and no material changes or developments have occurred in the business done and intended to be done by Golden Flake.

Executive Officers Of Registrant
And Its Subsidiary

Name and Age
Position and Offices with Management

John S. Stein, 64
Mr. Stein is Chairman of the Board. He was elected Chairman on June 1, 1996. He served as Chief Executive Officer from 1991 to April 4, 2001, and as President from 1985 to 1998 and from June 1, 2000 to April 4, 2001. Mr. Stein also served as President of Golden Flake Snack Foods, Inc. from 1976 to 1991. Mr. Stein has been employed with the Company and its subsidiaries since 1961. Mr. Stein is elected Chairman annually, and his present term will expire on May 31, 2002.


Mark W. McCutcheon, 46
Mr. McCutcheon is Chief Executive Officer and President of the Company and President of Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of the Company. He was elected President and Chief Executive Officer of the Company on April 4, 2001 and President of Golden Flake on November 1, 1998. He has been employed by Golden Flake since 1980. During his employment, he has served as Plant Manager of the Ocala, Florida Plant, Plant Manager of the Birmingham, Alabama Plant, Vice President of Manufacturing, Vice President of Operations, and Executive Vice President. Mr. McCutcheon is elected Chief Executive Officer and President of the Company and President of Golden Flake annually, and his present terms will expire on May 31, 2002.

John H. Shannon, 64
Mr. Shannon has been employed with the Company since 1962. He was elected Controller in 1976, Secretary in 1978 and Vice-President in 1979, and has served in these capacities since then. Mr. Shannon is elected to his positions on an annual basis, and his present term of office will expire on May 31, 2002.

ITEM 2. -- PROPERTIES

  The headquarters of the Company are located at Suite 208, 2140
11th Avenue South, Birmingham Alabama 35205. The Company occupies approximately 1500 square feet of office space under lease. The properties of the subsidiary are described below.

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

Distribution Warehouses

  Golden Flake owns branch warehouses in Birmingham, Montgomery, Pelham, Midfield, Demopolis, Fort Payne, Muscle Shoals, Huntsville, Phenix City, Tuscaloosa, Mobile, Dothan and Oxford,
Alabama; Gulfport and Jackson, Mississippi; Chattanooga, Knoxville and Memphis, Tennessee; Decatur, Marietta, and Macon, Georgia; Jacksonville, Panama City, Tallahassee and Pensacola, Florida; Baton Rouge and New Orleans, Louisiana; and Little Rock, Arkansas. The warehouses vary in size from 2,400 to 8,000 square feet. All distribution warehouses are owned free and clear of any debts.

Vehicles

  Golden Flake owns a fleet of 768 vehicles which includes 579 route trucks, 34 tractors, 98 trailers and 57 cars and miscellaneous vehicles. There are no liens or encumbrances on Golden Flake's vehicle fleet. Golden Flake also leases 6 tractors and 20 route trucks and owns a 1987 Cessna Citation II aircraft.

ITEM 3. D LEGAL PROCEEDINGS

  There are no material pending legal proceedings against the Company or its subsidiary other than ordinary routine litigation incidental to the business of the Company and its subsidiary.


ITEM 4. -- SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

  Not Applicable.

Part II

Item 5. -- Market for registrant's Common Equity and Related Stockholder Matters



Golden Enterprises, Inc. and Subsidiary

MARKET AND DIVIDEND INFORMATION

The Company's common stock is traded in the over-the-counter market under the "NASDAQ" symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended May 31, 2001 and 2000 and the amount of dividends paid per share in each quarter. The Company currently expects that comparable regular cash dividends will be paid in the future.

                       Market Price
                                              Dividends Paid
Quarter                   High	  Low	     Per Share
Fiscal 2001
First		         $	3.563	    $	2.875	     $	.06
Second			4.750	    	3.063 	      .0625
Third			      4.469		3.063	            .0625
Fourth			4.500		3.688		      .0625

Fiscal 2000
First		      $	4.125	    $	3.063	     $	.06
Second		      4.000	      2.531		      .06
Third			      4.000		2.313		      .06
Fourth		      3.375		2.750		      .06

As of August 3, 2001, there were approximately 1,500 shareholders of record.


Item 6. -- SELECTED FINANCIAL DATA


Golden Enterprises, Inc. and Subsidiary

FINANCIAL REVIEW (Dollar amounts in thousands, except per share data)

                                        Year Ended May 31,
                        2001	   2000        1999    	 1998     1997
Operations
Net sales and other
operating income	   $116,712   $126,936   $129,564   $129,363 $138,427
Investment income		  305 	  67 	       66 	     160 	  286
 Total revenues       117,017    127,003    129,630	 129,523  138,713

Cost of sales	     53,637	    57,146	   60,283	  58,923   63,548
Selling, general
And administrative
 expenses		     59,264	    65,138	   67,671	  64,728   69,845
Interest		          3	      --	     --	    --        --
Restructuring charge     --	     2,565       --	    --	  --
Income before income
  taxes		      4,113	     2,154	    1,676	   5,872    5,320
Federal and state
  income taxes		1,413	       911        603	   2,171	1,832
   Net income	      2,700	     1,243	    1,073	   3,701    3,488
________________________________________________________________

Financial data
Depreciation and
  amortization       $  2,436   $  3,230   $  3,309    $ 3,183   2,853
Capital expenditures,
net of disposals        1,294        149      1,861	   3,666   3,611
Working capital        13,431     15,915     11,642     13,516  15,887
Long-term debt          2,527      1,807      1,579	   1,285   1,049
Stockholders'
  equity               29,800     30,528     32,504	  36,089  38,253
Total assets           39,247     41,433     41,912	  46,925  49,569
________________________________________________________________
Common stock data
Basic and diluted
  net income         $	  .23    $	.10   $     .09  $     .30  $ .29
Dividends	              .25     	.24     	.36        .48    .48
Book value		       2.50	     2.53	     2.67	    2.96   3.13
________________________________________________________________
Financial statistics
Current ratio	       3.26     3.12	     2.99	    2.79   2.90
Net income as percent
of total revenues		  2.3%     1.0%	     0.8%	     2.9%   2.5%
Net income as percent
of stockholders'
equity (a)                9.0%    3.9%	     3.1%	    10.0%	8.8%
________________________________________________________________
Other data
Weighted average
common shares
outstanding	    11,965,671 12,154,057  12,171,043   12,205,950  12,205,950
Common shares
outstanding at
year-end	  11,932,741  12,065,000  12,160,950   12,205,950   12,205,950
Approximate number
of stockholders	    1,500	  1,600	       1,600    1,600 	   1,800

(a) Average amounts at beginning and end of fiscal year.

Item 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Golden Enterprises, Inc. and Subsidiary

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

  Working capital was $13.4 million at May 31, 2001 compared to $15.9 million at May 31, 2000. Net cash provided by operations amounted to $0.05 million in fiscal year 2001, $8.4 million in fiscal year 2000 and $2.1 million in fiscal year 1999. Receivables and inventories increased significantly this year instead of decreasing as they did in the two prior years, and accounts payable decreased $2.1 million this year compared to an increase of $1.3 million last year. There was a net decrease in investment securities providing $1.9 million in cash this year, a net cash usage of $4.4 million to increase investment securities in 2000, and a net decrease in investment securities providing $3.0 million in cash in 1999.

  Additions to property plant equipment, net of disposals, were $1.3 million, $0.1 million, and $1.9 million in fiscal years 2001, 2000, and 1999, respectively, and are expected to be about $1.9 million in 2002 in addition to a $3.0 million special project to upgrade the potato chip packaging department with new conveyors, scales, packaging machines, etc. This special project is being financed with a bank loan OF $3.0 million, of which $0.86 million has already been received and used to pay purchase deposits on the new machinery.

Cash dividends of $3.0 million, $2.9 million and $4.4 million were paid during fiscal years 2001,2000, and 1999, respectively.

Cash in the amount of $0.5 million was used to purchase treasury shares in fiscal year 2001 and 0.3 million was used for this purpose in 2000 and 1999.

Long-term liabilities as a percentage of total capitalization was 7.6% at May 31, 2001. The Company's current ratio at year end was 3.26 to 1.00.


Operating Results

  Net sales and other operating income decreased by 8.1% in fiscal year 2001, 2.0% in fiscal year 2000 and increased by 0.2% in fiscal year 1999. The sales decreases for fiscal 2001 and 2000 were primarily a result of discontinuing the Company-operated distribution of Golden Flake Branded products in three fringe sales regions in Central Florida as part of the fiscal year 2000 restructuring plan which is explained further in a separate section of this Management's Discussion.
Although sales for 1999 were approximately equal to those for 1998, it was necessary to increase discount spending considerably in order to keep sales at the 1998 level.

  The Company's investment income was 7.4% of income before taxes in 2001, 3.1% in 2000, and 4.0% in 1999. Investment income for fiscal year 2001 was higher than the previous two years because investment securities were at a higher level for most of the year. The cash and notes received from the sale of the Nashville plant and equipment were major factors contributing to the increase in investments.

Cost of sales as a percentage of net sales amounted to 46.3% in 2001, 45.3% in 2000, and 46.8% in 1999. The cost increase in 2001 was due primarily to higher energy prices. Favorable trends in commodity prices and packaging costs were the major factors causing the improvement in cost of sales for 2000.
  Selling, general and administrative expenses were 51.2% of sales in 2001, 51.6% in 2000, and 52.6% in 1999. The improvement in fiscal 2001 and 2000 was primarily due to lower selling and delivery cost brought about by the exiting of the fringe sales regions in Central Florida as part of the fiscal 2000 restructuring plan. An increase in discount spending in fiscal 1999 was the major reason for the higher expenses in that year.

  The Company's effective tax rates for 2001, 2000, and 1999 were 34.4%, 42.3% and 36.0%, respectively. Note six to the consolidated financial statements provides additional information about the provision for income taxes.


Market Risk
  The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities and bank loans, and commodity prices, affecting the cost of its raw materials.

  The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market funds and municipal obligations. Its bank loans also carry variable rates. Assuming year end 2001 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $18,748 and interest expense by $8,601.
 The Company is subject to market risk with respect to commodities because its ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates. The Company purchases its raw materials on the open market, under contract through brokers and directly from growers.
Future contracts have been used occasionally to hedge immaterial amounts of commodity purchases but none are presently being used.

Inflation
 Certain costs and expenses of the Company are affected by inflation, and the Company's prices for its products over the past several years have remained relatively flat. The Company will contend with the effect of further inflation through efficient purchasing, improved manufacturing methods, pricing, and by monitoring and controlling expenses.

Environmental Matters
  There have been no material effects of compliance with governmental provisions regulating discharge of materials into the environment.

Restructuring Charges
  The restructuring charge of $2,564,892 recognized in fiscal 2000 relates to a restructuring plan approved by the Board of Directors in January, 2000 whereby the Nashville plant which primarily manufactured low fat snacks was closed, a voluntary retirement package was offered to a group of qualified employees, and the company-operated distribution system for Golden Flake Brand products in three fringe sales regions in Central Florida was discontinued.

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

  The net book value of $3,324,683, carried on the balance sheet as "net assets held for disposition," is for the property and equipment at the closed Nashville plant which was sold on October 25, 2000 for $3.8 million with $1.71 million in cash and $2.09 million in secured notes.


Forward-Looking Statements
  This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs and effectiveness of sales and marketing activities, as described in the Company's filings with Securities and Exchange Commission.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk beginning on page 10.


ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of the registrant and its subsidiary for the year ended May 31, 2001, consisting of the following, are contained herein:

 Consolidated Balance Sheets	      -- May 31, 2001 and 2000

 Consolidated Statements      	-- Years ended May 31, 2001, 2000
  Of Income                              and 1999

 Consolidated Statements of    	-- Years ended May 31, 2001, 2000
                                         and 1999
Cash Flows

Consolidated Statements of Changes	-- Years ended May 31, 2001, 2000
                                         and 1999
in Stockholders' Equity

Notes to Consolidated Financial
   Statements	                  -- Years ended May 31, 2001, 2000
                                         and 1999

Quarterly Results of Operations	-- Years ended May 31, 2001 and
                                           2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of May 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended May 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of May 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in item 14(a) 2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules for the years ended May 31, 2001, 2000, and 1999, have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Birmingham, Alabama
July 6, 2001		            DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP







Golden Enterprises, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

May 31, 2001 and 2000

ASSETS
Current Assets.				2001			 	   2001
 Cash and cash equivalents	   $710,278	   		   $     835,074
 Investment securities
 available-for-sale		  2,500,147		  	       4,421,843

Receivables:
 Trade accounts		        9,017,885		             9,015,975
 Other		                430,197		               188,319
					  9,448,082		             9,204,294
Less: Allowance for
  doubtful accounts	 	    346,100		               600,000
					  9,101,982		             8,604,294

Notes receivable,
 current			           42,399                    	--
                                 9,144,381	             8,604,294

Inventories:
 Raw materials		         1,883,167		       1,743,910
 Finished goods		         2,856,593	             2,298,435
                                 4,739,760		       4,042,345

Prepaid expenses	               2,275,659		        2,203,930
 Net assets held for
  disposition	                   --		              3,324,683
    Total current assets	  19,370,225	             23,432,169

Property, Plant and equipment:
 Land			               3,528,054	              3,528,054
 Buildings		              17,151,522	             17,021,709
 Machinery and equipment	  36,023,701	             34,205,642
 Transportation equipment	  15,727,913		       16,381,683
					  72,431,190	             71,137,088
 Less accumulated
  depreciation		        57,433,048		       56,017,880
					  14,998,142	   	       15,119,208

Other Assets
 Notes receivable,
  long-term		 	         2,027,636	                   --
 Cash surrender value of
  life insurance                 2,835,950	              2,866,541
 Other	                        15,339	                 15,339
     Total other assets		   4,878,925	              2,881,880
     Total			       $39,247,292	            $41,433,257

See Accompanying Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY


	                          2001	                     2000
Current Liabilities:
 Checks outstanding in
   excess of bank balances  $ 1,552,461	             $       620,465
 Accounts payable		      2,924,428		             4,998,328
 Note payable - bank,
   current		              220,387		                  --
 Other accrued expenses		  941,360		             1,737,359
 Deferred income taxes	        260,196		               123,605
 Salary continuation plan	   40,773		                37,648
   Total current liabilities	5,939,605	                   7,517,405


Long-term liabilities:
 Note payable - bank,
  non current	              639,713	                     --
 Salary continuation plan	 ,887,050	                   1,806,633
   Total long-term
      liabilities		      2,526,763		             1,806,633

Deferred income taxes	        980,998	      	       1,581,252

Commitments and
   Contingencies                  --		                   --


Stockholders' Equity:
 Common stock - $.66 2/3 par value:
  Authorized 35,000,000 shares;
  issued 13,828,793 shares	9,219,195  	                   9,219,195
 Additional paid-in capital	6,499,554		             6,499,554
 Retained earnings           24,426,345		            24,686,435
 Treasury shares -
   at cost (1,896,052
   shares in 2001 and
   1,763,793 shares
   in 2000)                 (10,345,168)		             9,877,217)


Accumulated other
 comprehensive income		   --		            	     --

 Total stockholders'
   equity			      29,799,926	                   30,527,967

 Total	                 $39,247,292		            $41,433,257


Golden Enterprises, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME


Years ended May 31, 2001, 2000 and 1999

	                        2001           2000	         1999
Revenues:
 Net sales		 $	115,726,844     $  126,182,156  $   128,740,552
 Other income,
  including gain on
  sale of property and
  equipment of $599,497
  in 2001,
  $250,180 in 2000
  and $536,709
  in 1999	                985,741		     753,385          823,363
 Investment income	    304,783		      67,454	     66,567
  Total revenues	      117,017,368		 127,002,995      129,630,482

Cost And Expenses:
 Cost of sales	       53,636,803		  57,146,571       60,283,113
 Selling, general
 and administrative
 expenses                59,083,287		  64,627,686 	  7,416,243
 Interest		            3,068	            --		      --
 Contributions to
 employee 401(k)
 profit-sharing
   and employee stock
   ownership plans	    181,055		     510,000	    255,020
 Restructuring charge	     --		   2,564,892	      --
  Total costs and
   expenses		       112,904,213	 124,849,149	127,954,376
  Income before
  income taxes	         4,113,155         2,153,846	  1,676,106


Provision for income taxes:
 Currently payable:
  Federal	               1,678,000	   1,242,000	   526,000
  State	                 199,000           188,000	    91,000
  Deferred taxes		    (464,000)	    (519,000)	   (14,000)
    Total provision
     for income taxes	   1,413,000	     911,000         603,000
	Net income         $ 2,700,155	$  1,242,846	$1,073,106

Per share of common stock:
  Basic earnings per
   share		        $	  0.23	$	  0.10	$     0.09
  Basic weighted
   shares outstanding	  11,965,671	  12,154,057	12,171,043
  Diluted earnings
   per share               $	  0.23	$       0.10     $      0.09
  Diluted weighted
   shares outstanding	  11,967,823	  12,154,057	 12,171,411


See Accompanying Notes to Consolidated Financial Statements.



Golden Enterprises, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

  The consolidated financial statements include the accounts of Golden Enterprises, Inc. and its wholly-owned subsidiary: Golden Flake Snack Foods, Inc., (the "Company"). All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

  The Company recognizes sales and related costs upon delivery or shipment of products to its customers. Sales are reduced by returns and allowances to customers.

Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Investment Securities

  Investment securities at May 31, 2001 are principally instruments of municipalities and of short-term mutual municipal funds. The Company currently classifies all investment securities as available-for-sale. Securities accounted for as available-for-sale includes bonds, notes, common stock and non-redeemable preferred stock not classified as either held-to-maturity or trading. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders' equity. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Inventories

  Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method. The opening and closing inventories used in computing cost of sales are as follows:

	Date	                                                  Amount
May 31, 1999................................................$4,628,609
May 31, 2000.................................................4,042,345
May 31, 2001.................................................4,739,760

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

Employee Benefit Plans

  The Company has trusteed "Qualified Profit-Sharing Plans" that were amended and restated effective June 1, 1996 to add a 401(k) salary reduction provision. Under this provision, employees can contribute up to fifteen percent of their compensation to the plan on a pretax basis subject to regulatory limits; and the Company, at its discretion, can match up to 4 percent of the participants' compensation. The annual contributions to the plans are determined by the applicable Board of Directors. Total plan expenses for the years ended May 31, 2001, 2000 and 1999 were $181,055, $255,000 and $255,020, respectively.

  The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual contributions to the plan are amounts determined by the Board of Directors of the Company. Annual contributions are made in cash or common stock of the Company. The Employee Stock Ownership Plan expenses for the years ended May 31, 2001, 2000 and 1999 were $-0-, $ 255,000 and $-0-
, respectively. Each participant's account is credited with an allocation of shares acquired with the Company's annual contributions, dividends received on ESOP shares and forfeitures of terminated participants' nonvested accounts.

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

  The 1988 Plan provides that non-qualified stock options and stock appreciation rights may be granted to key employees for up to 400,000 shares of the Company's common stock. The options and stock appreciation rights are exercisable three years after date of grant. The option price may be less than, equal to or greater than the fair market value of the stock on the date of grant. Each stock appreciation right entitles the option holder, upon exercise of the related stock option, to receive from the Company the amount of the appreciation in the underlying common stock as determined by the excess of the fair market value of a share of common stock on the exercise date of the related stock option over the option price. The options and stock appreciation rights granted, if not exercised, will expire three months from the date they are exercisable. As of May 31, 2001, options and stock appreciation rights had been granted for 145,000 shares (net of 13,000 shares forfeited) at an option price of $6 per share and for 79,500 shares (net of 6,000 shares forfeited) at an option price of $5 per share. 36,500 shares were exercised at $5 per share during the fiscal year ended May 31, 1995. There were no stock options and stock appreciation rights outstanding under this Plan at May 31, 2001, 2000 and 1999; however, there were 175,500shares available for granting of additional options. The 1988 Plan expires July 6, 2002 except as to options and stock appreciation rights outstanding on that date; but, the rights to amend, suspend or terminate the Plan have been reserved.

  The 1996 Plan provides for the granting of "Incentive Stock Options" as defined under the Internal Revenue Code. Under the Plan, grants may be made to selected officers and employees, of incentive stock options with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company's stock at the date of grant. Five hundred thousand shares of the Company's stock have been reserved for issuance under this Plan. Incentive Stock Options have been granted for 40,000 shares, net of 300,000 shares cancelled, leaving 460,000 shares available for future options. Following is a summary of transactions:


	                         Shares Under Option
	                                   2001      	  2000	     1999
Outstanding - beginning
 of the year		                340,000	      340,000        300,000
Granted	                              (--)	        (--)	     (--)
Exercised		                        (--)	        (--)     	     (--)
Forfeited			                  (--)	        (--)           (--)
Cancelled	                            (300,000)       (--)	     (--)
Outstanding - end of year   		      40,000	340,000	   340,000


  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (OAPB25O) and related interpretation in accounting for its Employee Stock Options rather than the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Proforma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999 (no options were granted in 2001 and 2000); risk-free interest rates of 6.33 percent; dividend yields of 5.2 percent; expected option life of 5 years; volatility factors of expected market price of the Company's stock of 0.150.

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

 The Company's actual and proforma information is as follows:
                              2001        	2000	        2001
Net income:
    As reported	     $  2,700,155	       &  1,242,846    $ 1 073,106
    Proforma	        2,700,155	          1,242,846      1,062,098
Basic earnings per share:
    As reported	     $	  .23	       $	    .10	$      .09
    Proforma	              .23	                .10	       .09
Diluted earnings per share:
    As reported	     $        .23        $	    .10	$	 .09
    Proforma		        .23			    .10		 .09



Advertising

  The Company expenses advertising cost as incurred. The advertising costs for fiscal 2001, 2000 and 1999 are disclosed in Note 10.

Income Taxes

  Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted. For further information concerning the provision for income taxes see Note 6.

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

                                                      Average Common Stock
Shares
		                                   2001    	2000	       1999

Basic weighted shares outstanding		11,965,671	12,154,057	12,171,043
Effects of options	              	     2,152	    --	       368

Diluted shares		                  11,967,823	12,154,057	12,171,411

Disclosures about Fair Value of Financial Instruments

  The Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the CompanyOs entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

  The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity, generally less than three months, of these instruments.

  The fair values of investment securities have been determined using values supplied by independent pricing services and are disclosed together with carrying amounts in Note 2.
  The aggregate fair value of notes receivable is estimated at May 31, 2001 and approximates its carrying amounts because the transaction to acquire the notes was recent and based on market conditions.


  The interest rate on the Company's bank debt is reset monthly to reflect the 30 day LIBOR rate. Consequently, the carrying value of the bank debt approximates fair value.

  The carrying value of the Company's salary continuation plan and accrued liability approximates fair value because present value is used in accruing this liability.

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

Pension and Postretirement Benefits

  The Company has adopted the revised disclosure requirements of the Statement of Financial Accounting Standards No. 132, EmployersO Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires additional information on changes in benefit obligations and fair values of plan assets. The adoption of SFAS 132 did not have a material impact on the financial statements of the Company.

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

Recent Issued Accounting Standards

  In June 1998, the FASB issued the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137, was effective for the fiscal year beginning June 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The adoption of SFAS 133 did not have a material impact on the financial statements of the Company.

Golden Enterprises, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

May 31, 2001, 2000 and 1999


NOTE 2 -- INVESTMENT SECURITIES
  The amortized cost, gross unrealized gains and losses and fair value of the investment securities available-for-sale as of May 31, 2001 and 2000, are as follows:



                                      May 31, 2001
                                         Gross  	Gross
                           Amortized  Unrealized   Unrealized
                            Cost	   Gains	    Losses	   Fair Value

Municipal obligations	$  625,326	   $	--	   $	--	   $	625,326
Mutual funds		 1,874,821	    	--	     	--	    1,874,821

                        $2,500,147     $	--	   $	--	   $2,500,147

                                             May 31, 2000
                                         Gross	      Gross
                           Amortized  Unrealized  Unrealized
                            Cost	  Gains	    Losses	    Fair Value

Municipal obligations	$	511,471   $	--	   $	--	  $	511,471
Mutual funds		    3,910,372	--		--	    3,910,372

	                  $   4,421,843   $	--	   $	--	    4,421,843


  Maturities of investment securities classified as available-for sale at May 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties

	                                    Amortized
	                                       Cost	     Fair Value
Investment securities available-for-sale:
   Due within one year	              	$2,500,147	$	2,500,147
  Due after one year through three years	   --		         --
  Due after three years through five years   --		         --
	 Total		                  $2,500,147	$	2,500,147

  Proceeds from sales of investment securities available-for-sale during fiscal 2001 and 2000 were $12,045,251 and $2,550,000, respectively. No gains or losses were realized on those sales for fiscal 2001 and 2000.

NOTE 3 -- NOTES RECEIVABLE

  In October 2000, the Company sold property and equipment for $3,800,000. The Company received cash of $1,710,000 at the time of sale and notes of $90,000, $300,000 and $1,700,000 for the remainder of $2,090,000. The notes earn interest at a rate of 8% and are payable in monthly installments.

NOTE 4 -- RESTRUCTURING CHARGES

  The restructuring charge of $2,564,892 recognized in the fourth quarter of fiscal 2000 relates to a restructuring plan approved by the Board of Directors in January 2000 whereby the Nashville plant which primarily manufactured low fat snacks was closed, a voluntary retirement package was offered to a group of qualified employees, and the Company-operated distribution system for Golden Flake Brand products in three fringe sales regions in Central Florida was discontinued.

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

  The net book value of $3,324,683, carried on the balance sheet as "net assets held for disposition," was for the property and equipment at the closed Nashville plant, the sale of which was completed on October 20, 2000 for $3.8 million with $1.71 million in cash and $2.09 million in secured notes.

NOTE 5-- LONG -TERM LIABILITIES
  Long-term liabilities consist of the following:

		                                       2001	     2000
	Note payable - bank	        	     $  860,100	$	--
	Salary continuation plan accrued	      1,927,823	   1,844,281
				                        2,787,923	   1,844,281
	Less: current portion			        261,160		37,648

			                           $  2,526,763	$  1,806,633

Maturities at May 31,

	2002	           $   61,160
	2003		        442,734
	2004		        288,958
	2005		         51,791
	2006		         56,090
	Thereafter		1,687,190

  In April 2001, the Company entered into a new line of credit with a local bank for $3,000,000 secured by a note payable that has a varied rate of interest of 1.75% over the 30 day LIBOR rate currently at 6.83%. At May 31, 2001 the Company had drawn $860,100 against the line-of credit. The note requires interest only payments through October 2001 with monthly principal and interest installments of $35,842.39 thereafter. The note is secured by equipment.

  The Company has a salary continuation plan for certain key executives of the Company. The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates. The Company recognized compensation expense of approximately $203,500 and $264,828 for fiscal 2001 and 2000 respectively.


NOTE 6 -- INCOME TAXES
  The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and the actual income tax expense follows

	                          2001	             2000	          1999
Tax on income at
 statutory rates		$	1,398,000	     $    732,000       $  570,000
Increase (decrease)
  resulting from:
   State income taxes,
      less Federal
       income tax
        benefit	              131,000		    124,000		    60,000
Tax exempt interest             (59,000)		    (20,000)         (20,000)
Other - net		              (57,000)		     75,000      	    (7,000)

   Total	              $	1,413,000	      $   911,000	       $  603,000


                                              2001            2000
Property and equipment	             	      $ 1,791,172	      $2,426,752
Accrued expenses	                                 (432,304)        (538,895)
Addition to allowance
 for doubtful accounts		                     (117,674)        (183,000)
   Total                                  	$ 1,241,194	      $1,704,857



The income tax effects of changes in temporary differences are as follows:

	                              2001	           2000            1999
Property and equipment	    $	(635,000)	    $	    109,000)       $ 91,000
Accrued expenses	             106,000		   (227,000)       (105,000)
Addition to allowance
 for doubtful accounts	        65,000		   (183,000)         --

        Total	          $	(464,000)        $   (519,000)      $ (14,000)



NOTE 7 - COMMITMENTS AND CONTINGENCIES
  Rental expenses were $410,189 in 2001, $498,307 in 2000 and $662,565 in
1999. At May 31, 2001, the Company was obligated under certain leases (which have not been capitalized) for buildings, office space and equipment. The following amounts represent future payment commitments under these leases:

	Years Ending	Building and
	   May 31,	      Office Space	Equipment	Total
	2002	              $24,000	$225,000	$249,000
	2003	                 --	 187,000	 187,000
	2004                   --	 187,000	 187,000

  The subsidiary of the Company leases equipment for approximately $26,000 per month from a company which is principally owned by a major shareholder of Golden Enterprises, Inc. The terms of these leases are equal to or better than those available from unaffiliated third parties.

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

  The Company had letters of credit in the amount of $2,000,000 outstanding at May 31, 2001, and $2,200,000 at May 31, 2000 to support the Company's commercial self-insurance program. The Company pays a commitment fee of 0.375% to maintain the letters of credit.

NOTE 8 - CONCENTRATIONS OF CREDIT RISK
  The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

  The Company maintains its cash accounts primarily with banks located in Alabama. The total cash balances are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with an Alabama bank at May 31, 2001 that exceeded the balance insured by the F.D.I.C. in the amount of $331,000.

  The Company's trade receivables result primarily from its snack food operations and reflect a broad customer base, primarily large grocery store chains located in the southeastern United States. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited.

Golden Enterprises, Inc. and Subsidiary



NOTE 9 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	The following is a summary of the unaudited quarterly results of operations of the years encded May 31, 2001, 2000 and 1999:


			                                              Per Share
	                      Total Revenues   Net Income	    Net Income


	Quarter
	2001
	 First		   $	29,085,153  $    1,272,111 	  $   0.11
	 Second			28,285,378      	,079,301	     	0.09
	 Third			29,362,210		 389,156	     	0.03
	 Fourth			30,284,627		 (40,413)	      0.00

	  For the year       $	117,017,368	$    2,700,155	  $	0.23

	2000
       First	 	   $	31,690,046	$	552,601	$	0.05
	 Second			30,773,777		532,998		0.04
	 Third			33,219,908	    1,029,365		0.08
	 Fourth			31,319,264	     (872,118)	     (0.07)

	 For the year	   $	127,002,995	$   1,242,846	$	0.10

	1999
	 First		   $	 31,668,331	$	586,164	$	0.05
	 Second			 30,926,099		104,646		0.01
	 Third			 34,080,883		185,177		0.01
	 Fourth			 32,955,169		197,119		0.02

	 For the year	   $	129,630,482	$   1,073,106	$	0.09


NOTE 10- SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

  The following tabulation gives certain supplementary statement of income information for continuing operations for the years ended May 31, 2001, 2000 and 1999:

	                                     2001    	2000    	  1999

	Maintenance and repairs  	$5,375,639	     $5,889,306	$5,939,882
	Depreciation and
        amortization		       2,435,599		3,230,321	 3,309,182
	Payroll taxes		       2,388,828		2,599,980	 2,769,228
	Advertising costs		      18,669,592		19,106,839	19,132,322

  Amounts for depreciation and amortization of intangible assets, royalties, other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.



GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

SUPPLEMENTAL FINANCIAL INFORMATION

Selected quarterly financial data for the fiscal years ended May 31, 2001 and 2000 (unaudited)

(Dollar amounts in thousands, except per share data)


			    First     Second	   Third	     Fourth
			   Quarter	   Qarter  	  Quarter	      Quarter
2001

Total revenues	  $29,085	  $28,285	  $29,362	     $30,285

Income before
income taxes	 $  2,004	  $ 1,689	  $	598	     $  (178)
Net income		 $  1,272	  $ 1,079	  $	389	     $   (40)

Net income
 per share	       $    .11	  $	.09	  $	.03	     $    .00

Cash dividends
per share	       $	.06	  $	.0625	  $ .0625	     $  .0625


2000

Total revenues	$  31,690	  $  30,774	  $ 33,220	      $ 31,319

Income before
 income taxes	$	878	  $	  845	 $   1,639	      $ (1,208)

Net income		$	553	  $	  533	 $    1,029   	$   (872)

Net income
 per share	      $     .05	  $     .04	 $	  .08	      $   (0.07)

Cash dividends
per share	      $	.06	  $	  .06	$	  .06	      $	.06

ITEM 9. --	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       	ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


PART III

ITEM 10. --	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. --	EXECUTIVE COMPENSATION

ITEM 12. --	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

ITEM 13. --	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  With the exception of a description of Executive Officers of The Registrant which appears on page 5 herein, Part III is omitted because prior to September 28, 2001, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.




PART IV

ITEM 14. D EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES

  The following consolidated financial statements of Golden Enterprises, Inc. and subsidiary required to be included in Item 8 are listed below:

  Consolidated Balance Sheets D May 31, 2001 and 2000

  Consolidated Statements of Income D Years ended May 31, 2001, 2000 and 1999

  Consolidated Statements of Changes in Stockholders' Equity D Years ended
May 31, 2001, 2000 and 		   1999

  Consolidated Statements of Cash Flows D Years ended May 31, 2001, 2000 and
1999

  Notes to Consolidated Financial Statements

  The following consolidated financial statements schedule is included in
Item 14 (d):

  Schedule II D Valuation and Qualifying Accounts

  All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

  3. Exhibits:

  10.1 - A copy of Equipment Purchase and Sale Agreement dated October 2000 whereby Golden Flake Snack Foods, Inc. sold the Nashville, Tennessee Plant Equipment.

  10.2 - A copy of Real Property Contract of Sale dated October 2000 whereby Golden Flake Snack Foods, Inc. sold the Nashville, Tennessee Plant Real Property.

  10.3 - A copy of Amended and Restated Truck Lease Agreement effective June 1, 2001 whereby Golden Flake Snack Foods, Inc. leased 20 delivery van trucks from SYB, Inc.

  (b) Report on Form 8-K D The Registrant did not file a Form 8-K report during the last quarter of the period covered by this report.

	(c)  Exhibits. See (a) 3. above.

  (d) Financial Statement Schedules. The response to this portion of Item 14, is submitted under Item 14.(a) 1. and 2. above.




Signatures

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Enterprises, Inc.

By	                                                  	August 24, 2001
	John H. Shannon	Date
	Vice President, Principal Financial
	Officer and Controller

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title	                   Date


/s/ John S. Stein		    Chairman of the Board  	August 24, 2001

/s/ Mark W. McCutcheon      Chief Executive	      August 24, 2001
   		                Officer, President
                            and Director


/s/ John H. Shannon         Vice President,           August 24, 2001
                            Secretary, Principal
		                Financial Officer
		                and Controller


/s/ F. Wayne Pate	          Director             	August 24, 2001



/s/John P. McKleroy, Jr.    Director	            August 24, 20


/s/James I. Rotenstreich    Director              	August 24, 2001


/s/John S. P. Samford 	   Director	                 August 24, 2001


/s/D. Paul Jones, Jr.      Director                  August 24, 2001



/s/J. Wallace Nall, Jr.	   Director	                 August 24, 2001


/s/Joann F. Bashinsky      Director	                 August 24, 2001



Schedule II

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

Years ended May 31, 1999, 2000, and 2001


				                          Additions
			              Balance at	Charged to		     Balance
			              Beginning	     Costs and		      at End
Allowance for Doubtful Accounts	of Year 	Expenses	Deductions	of Year


Year ended May 31, 1999	$	75,000	$   153,459	    $	117,459   $	111,000

Year ended May 31, 2000	$	111,000     $   690,983    $	201,983   $	600,000

Year ended May 31, 2001	$	600,000	$  (194,938)   $	 58,962   $ 346,100


INDEX TO EXHIBITS

Exhibit Number	Page

10.1	A copy of Equipment Purchase and Sale Agreement dated October 2000 whereby Golden Flake Snack Foods, Inc. sold the Nashville, Tennessee
Plant Equipment

10.2	A copy of Real Property Contract of Sale dated October 2000  whereby
Golden Flake Snack Foods, Inc. sold the Nashville, Tennessee Plant Real
Property

10.3	A copy of Amended and Restated Truck Lease Agreement effective June 1,
2001 whereby Golden Flake Snack Foods, Inc. leased 20 delivery van trucks from SYB, Inc.



    DOCUMENT
	TYPE 	     EX-27
	TEXT
	ARTICLE
	MULTIPLIER	5
	TABLE
	 S
	PERIOD TYPE 	            12 MONTHS
	FISCIAL-YEAR-END		 				  MAY-31-2000
	PERIOD END 	                              	  MAY-31-2000
	CASH 	                                    	  $835,074.00
	SECURITIES 	              	       		$4,421,843.00
	RECEIVABLES      						$9,204,294.00
	ALLOWANCES 						 	  $600,000,00
	INVENTORY							$4,042,345.00
      CURRENT-ASSETS    	               	     $23,432,169.00
	PROPERTY, PLANT & EQUIPMENT              	     $71,137,088.00
	DEPRECIATION 		                       $56,017,880.00
	TOTAL                                          $41,433,257.00
	CURRENT LIABILITIES                  	     	$7,517,405.00
	BONDS		                                              .00
	COMMON                                     	$9,219,195.00
	PREFERRED MANDATORY                                       .00
	PREFERRED 		                                        .00
	OTHER                                  	     $21,308,772.00
	TOTAL LIABILITY AND EQUITY 	                 $41,433,257.00
	SALES 		                            $126,182,156.00
	TOTAL REVENUES  	                            $127,002,995.00
	CGS                                            $57,146,571.00
	TOTAL COSTS               	                $124,849,149.00
	OTHER EXPENSES	                                        .00
	LOSS PROVISION	                                $489,000.00
	INTEREST EXPENSE	                                        .00
	INCOME PRETAX                	                  $2,153,846.00
	INCOME TAX 	                                      $911,000.00
	INCOME-CONTINUING	                              $1,242,846.00
	DISCONTINUED	                                        .00
      EXTRAORDINARY                                             .00
	CHANGES 	                                              .00
	NET-INCOME                                	$1,242,846.00
	EPS PRIMARY	                                              .10
	EPS-DILUTED	                                              .10


Securities and Exchange Commission
Division of Corporate Finance
500 North Capitol Street, N.W.
Washington, D. C. 20549


   RE:  Golden Enterprises, Inc.
        File No.: 0-4339
        Form 10-K Annual Report

Gentlemen:

   Pursuant to the Securities and Exchange Act, Golden Enterprises, Inc. is filing by EDGAR a Form 10-K Annual Report for the fiscal year ended May 31, 2001 which contains financial statement schedules.

  The Company is also filing by EDGAR a statement that the financial statements contained in the 10-K Report for the fiscal year ended
May 31, 2001 do not reflect any change from the preceding year in any accounting principles or practices or int he method of applying any such principles or practices.

  A check payable to the Securities and Exchange Commission Acct. No. 910-8739 in the amount of $250.00 as required pursuant to Regulation Section 240.13(a)-1 has been mailed to the Mellon Bank.

                                               Yours very truly,

                                               SPAIN & GILLON, L.L.C.

                                               By:


                                                  John P. McKleroy, Jr.


Securities and Exchange Commission
Division of Corporate Finance
500 North Capitol Street, N.W.
Washington, D.C. 20549

        Re:  Golden Enterprises, Inc.
             File No.: 0-4339
             10-K Report

Gentlemen:

  The undersigned, John H. Shannon, Vice President, Secretary and Controller of Golden Enterprises, Inc., hereby declares that the financial statements contained in the Company's 10-K Report for the fiscal year ended May 31, 2001 do not reflect any change from the preceding year in any accounting principles or practices or in the method of applying any such principles or practices.

  WITNESS MY SIGNATURE, this the 24th day of August, 2001.

                                                    JOHN H. SHANNON
                                                    Vice President,
                                                    Secretary and Controller