Form 10-K/A
period 2001-05-31
GOLDEN ENTERPRISES INC
filed 2001-09-19
CIK 42228

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


See Accompanying Notes to Consolidated Financial Statements.



Golden Enterprises, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended May 31, 2001, 2000, and 1999

						   2001	   2000	   1999
Cash flows from operating activities
  Net Income					$2,700,155	$1,242,846	$1,073,106
  Adjustment to reconcile net income
   to net cash provided
    by operating activities:
     Depreciation and amortization 	 2,435,500	 3,230,321	 3,309,182
     Salary continuation benefits		    80,417	   227,180	   294,910
     Deferred income taxes 			  (464,000)	  (519,000)	   (14,000)
     Gain on sale of perperty and
       equipment				  (599,497)	  (250,180)	  (536,709)

Change in operating assets and
   liabilities:
    (Increase) decrease in
      receivables -- net			   (497,688)	  1,631,229	    973,263
    (Increase) decrease in
      inventories			          (697,415)	    586,264	    155,959
    (Increase) decrease in
      prepaid expenses		           (71,729)	    145,045	   (449,681)
     Decrease (increase) in
      cash surrender
        value of insurance 	                   30,591	      2,618	    (17,817)
    (Decrease) increase in accounts
       payable  	                      (2,073,900)	  1,308,713	 (2,106,083)
    (Decrease) in accrued income taxes	     	--	      --	   (213,813)
    (Decrease) increase in accrued
       expenses		          	    (795,999)     784,993	   (351,983)
    Increase in salary continuation
       plan			                     3,125	     37,648		--
     Net cash provided by operating
         activities	             	  49,659	  8,427,677	  2,116,334

Cash flows from investing activities:
    Purchase of property, plant and
      equipment	    			     (2,443,988) (1,065,586)  (2,036,114)
    Proceeds from sale of property,
      plant and equipment		        253,972	 1,166,672	   712,244
    Cash received from disposal
      of Nashville plant and equipment	1,710,000	    --	      --
    Investment securities
      available-for-sale:
       Purchases                        (10,123,555)    (6,909,902) (4,147,450)
       Proceeds from disposals           12,045,251      2,550,000   7,162,973

         Net cash provided by (used in)
           investing activities           1,441,680	  (4,258,816)  1,691,653

Cash flows from financing activities:
 Increase in proceeds from bank loan	  860,100	       --	        --
 Increase (decrease) in checks
  outstanding in excess of bank
    balances		                    931,996	     (342,009)     962,474
   Purchases of treasury shares	       (467,951)       (300,797)    (274,887)
   Collection of notes receivable	         19,965	         --	        --
   Cash dividends paid		           (2,960,245)   (2,918,101)  (4,383,323)
    Net cash (used in) financing
      activities			          (1,616,135)   (3,560,907)  (3,695,736)

 Net (decrease) increase in cash
   and cash equivalents	                   (124,796)      607,954      112,251
 Cash and cash equivalents
    at beginning of year		        835,074	    227,120      114,869
 Cash and cash equivalents at
    end of year		               $    710,278  $	835,074  $	227,120

 Supplemental information
  Cash paid durint the year for:
    Income taxes		               $   1,898,808 $  1,349,392	  $  1,053,696
    Interest	                             3,068        --           --

See Accompanying Notes to Consolidated Financial Statements.


Golden Enterprises, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended May 31, 2001, 2000 and 1999

			            Additional	       		       Other Com-
	              Common       Paid-in	       Retained	 Treasury	prehensive
	               Stock	       Capital	Earnings	 Shares	   Income
Balance,
  June 1, 1998   $	9,219,195  $ 6,499,554   $29,671,907    $(9,301,533)	    $	--
   Net income
     -- 1999	      	  --	         --		1,073,106         --		       --
   Changes in
     unrealized
      gain
      (losses)
      on securities
      available-
       for-sale	  --	         --	         --	            --	       --
        Compre-
         hensive
          income	  --	         --	          --	            --	       --
Cash dividends
  declared --
  $.36 per share      --	         --	    (4,383,323)	     --	       --
  Treasury shares
   purchased		  --	         --	        --	         (274,887)       --


Balance,
 May 31, 1999	      9,219,195  6,499,554   26,361,690    (9,576,420)         --
  Net income
   -- 2000	         --	       --	        1,242,846         --	       --
  Changes in
    unrealized
    gain
   (losses) on
    securities
    available-
     for-sale         --	      	--               --              --	       --
      Comprehensive
       income		 --	       --		   --	            --	       --
  Cash dividends
   declared --
   $ .24 per share	 --		--	        (2,918,101)       --	     	--
  Treasury shares
    purchased	        --	       --	           --	         (300,797)         --

Balance,
  May 31,2000	      9,219,195   6,499,554		 24,686,435	(9,877,217)	       --
   Net income
     -- 2001	         --	        --	         2,700,155         --	       --
   Changes in
    unrealized gain
    (losses) on
    securities
     Available-
      for-sale          --		  --		      --	      --	       --
        Compre-
         hensive
          income	    --          --                --	      --            	--
   Cash dividends
     declared -
     $.25 per share	    --		  --		  (2,960,245)       --	       --
    Treasury shares
     purchased	    --          --	              --	   (467,951)          --

Balance -
  May 31, 2001	9,219,195  $6,499,554        $24,426,345  $10,345,168)      $	--

Years ended May 31, 2001, 2000 and 1999

			         Total		Compre-
				Stockholders  	hensive
				  Equity		 Income

Balance,
  June 1, 1998   		$36,089,123
   Net income
     -- 1999	      	  	  1,073,106	   $  1,073,106
   Changes in
     unrealized
      gain
      (losses)
      on securities
      available-
       for-sale	  	    --                 --
        Compre-
         hensive
          income	           --          $  1,073,106
Cash dividends
  declared --
  $.36 per share             (4,383,323)
  Treasury shares
   purchased		           (274,887)


Balance,
 May 31, 1999	                32,504,019
  Net income
   -- 2000                     1,242,846    $  1,242,846
  Changes in
    unrealized
    gain
   (losses) on
    securities
    available-
     for-sale                    --
      Comprehensive
       income		                        $  1,242,846
  Cash dividends
   declared --
   $ .24 per share            (2,918,101)
  Treasury shares
    purchased                   (300,797)

Balance,
  May 31,2000	                30,527,967
   Net income
     -- 2001                   2,700,155    $  2,700,155
   Changes in
    unrealized gain
    (losses) on
    securities
     Available-
      for-sale                   --                 --
        Compre-
         hensive
          income	            --          $  2,700,155
   Cash dividends
     declared -
     $.25 per share	          (2,960,245)
    Treasury shares
     purchased	            (467,951)

Balance -
  May 31, 2001	         $29,799,926

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

                                 2001             2000              1999
Tax on income at
 statutory rates		$	1,398,000     $    732,000       $  570,000
Increase (decrease)
  resulting from:
   State income taxes,
      less Federal
       income tax
        benefit                 131,000	        124,000	       60,000
Tax exempt interest             (59,000)	        (20,000)        (20,000)
Other - net	                    (57,000)	         75,000          (7,000)

   Total                $	1,413,000     $     911,000       $  603,000


                                                  2001              2000
Property and equipment                      $   1,791,172       $ 2,426,752
Accrued expenses                                 (432,304)         (538,895)
Addition to allowance
 for doubtful accounts	                         (117,674)         (183,000)
      Total                                 $   1,241,194       $ 1,704,857



The income tax effects of changes in temporary differences are as follows:

                                 2001            2000               1999
Property and equipment    $	(635,000)     $    109,000)          $ 91,000
Accrued expenses               106,000	      (227,000)          (105,000)
Addition to allowance
 for doubtful accounts          65,000	      (183,000)              --

        Total             $	(464,000)     $   (519,000)         $ (14,000)



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


/s/Joann F. Bashinsky       Director                  August 24, 2001



Schedule II

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

Years ended May 31, 1999, 2000, and 2001


			                         Additions
		                 Balance at	 Charged to	                  Balance
		                 Beginning     Costs and	                  at End
Allowance for                 of Year   	  Expenses	   Deductions  	of Year
  Doubtful Accounts

Year ended May 31, 1999	$	75,000	$   153,459    $	117,459   $	111,000

Year ended May 31, 2000	$	111,000     $   690,983    $	201,983   $	600,000

Year ended May 31, 2001	$	600,000	$  (194,938)   $	 58,962   $ 346,100


INDEX TO EXHIBITS

Exhibit Number	                                                          Page

10.1	A copy of Equipment Purchase and Sale Agreement dated October 2000 whereby Golden Flake Snack Foods, Inc. sold the Nashville, Tennessee
Plant Equipment

10.2	A copy of Real Property Contract of Sale dated October 2000  whereby
Golden Flake Snack Foods, Inc. sold the Nashville, Tennessee Plant Real
Property

10.3	A copy of Amended and Restated Truck Lease Agreement effective June 1,
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