Form 10-Q
period 2001-08-31
GOLDEN ENTERPRISES INC
filed 2001-10-10
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

OR

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from  ______________________ to___________________

Commission file number ____________________0-4339___________________________

GOLDEN ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

		DELAWARE				63-0250005
_____________________________________           _____________________________
(State or other jurisdiction of			     (I.R.S.   Employer
  incorporation or organization)		    Identification No.)

Suite 208, 2140 11th Avenue, South
           Birmingham, Alabama			         35205
_____________________________________		____________________________

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

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001.

							Outstanding at
	Class					       September 30, 2001
Common Stock, Par Value $0.66 2/3			   11,889,619






                              GOLDEN ENTERPRISES, INC.

                                     INDEX


Part I.		Financial Information					Page No.

	Consolidated Condensed Balance Sheets
	  August 31, 2001 and May 31, 2001				       3


	Consolidated Condensed Statements of Income			       4
	  Three Months Ended August 31, 2001 and 2000

	Consolidated Condensed Statements of Cash
	  Flows - Three Months Ended
	  August 31, 2001 and 2000					       5


	Notes to Consolidated Condensed Financial
	  Statements							       6



	Independent Accountant's Report				               7



Management's Discussion and Analysis of Financial
	  Condition and Results of Operations				     8,9


Part II.		Other Information				      10


                        PART I.  FINANCIAL INFORMATION

                        GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                                August 31,         May 31,
                                                  2001               2001
                                               (Unaudited)        (Audited)
                ASSETS


Cash and cash equivalents                       $352,273          $710,278
Investment Securities                         $3,457,760        $2,500,147
Receivables, net                              $8,506,310        $9,101,982
Note Receivable, current                         $43,252           $42,399
 Inventories:
Raw material and supplies                     $1,934,593        $1,883,167
Finished goods                                $3,572,410        $2,856,593

                                              $5,507,003        $4,739,760


Prepaid expense                               $2,794,292        $2,275,659

Total current assets                         $20,660,890       $19,370,225

Property, plant and equipment, net           $15,334,204       $14,998,142
Long-term Note Receivable                     $2,016,498        $2,027,636
Other assets                                  $2,851,290        $2,851,289

                                             $40,862,882       $39,247,292

                LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
Checks outstanding in excess of
 bank balance                                 $2,138,484        $1,552,461
Accounts payable                              $3,463,768        $2,924,428
Accrued and deferred income taxes               $626,654          $260,196
Other accrued expenses                          $857,473          $941,360
Salary continuation plan                         $41,594           $40,773
Note payable- bank, current                     $317,517          $220,387

Total current liabilities                     $7,445,490        $5,939,605

     Long-Term Liabilities:
Salary Continuation Plan                      $1,908,174        $1,887,050
Note payable- bank, non-current                 $542,583          $639,713

Total long-term liabilities:                  $2,450,757        $2,526,763

Deferred income taxes                           $936,717          $980,998

     Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares                       $9,219,195        $9,219,195
Additional paid-in capital                     $6,499,554        $6,499,554
Retained earnings                             $24,702,527       $24,426,345

                                              $40,421,276       $40,145,094

Less:  Cost of common shares in treasury
       (1,892,052 at May 31, 2001 and
       1,908,374 shares at
       (August 31, 2001)                     -$10,391,358      -$10,345,168

Total stockholders' equity                    $30,029,918       $29,799,926

     Total                                    $40,862,882       $39,247,292

See Accompanying Notes to Consolidated Condensed Financial Statements



                     GOLDEN ENTERPRISES, INC & SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                  Three Months Ended
                                                      AUGUST 31,
                                                2001              2000


(UNAUDITED)
REVENUES:
 Net Sales                                     $28,792,125      $28,909,549
 Other operating revenues                         $186,103         $114,811
 Investment income                                 $65,866          $60,793

  Total revenues                               $29,044,094      $29,085,153

COST AND EXPENSES:
  Cost of sales                                $13,034,203      $12,726,901
  Selling, general and administrative
     expense                                   $14,385,893      $14,353,887
  Interest                                         $12,365               $0

  Total costs and expenses                     $27,432,461      $27,080,788

Income before income taxes                      $1,611,633       $2,004,365
  Income taxes                                    $589,949         $732,254

Net income                                      $1,021,684       $1,272,111

PER SHARE OF COMMON STOCK:
  Net income                                         $0.09            $0.11

Weighted average number of common
  shares outstanding                            11,927,662       11,998,761


Cash dividend paid per share of common stock       $0.0625            $0.06


See Accompanying Notes to Consolidated Condensed Financial Statements.

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                 August 31, August 31,

                                                    2001      2000

Cash flows from operating activities:
  Net income                                    $1,021,684    $1,272,111
    Adjustment to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                 $625,782      $623,540
    Compensation related to stock plan                  $0            $0
    Salary Continuation Benefits                   $31,835       $30,298
    Deferred income taxes                         -$44,281      -$40,249
    Gain on sale of equipment                    -$157,291      -$78,633
    Changes in operating assets and liabilities:
    Decrease (increase) in accounts
     receivable                                   $595,672      $648,031
    Decrease (increase) in  inventories          -$767,243     -$532,873
Decrease (increase) in prepaid expenses          -$518,633      $113,410
Decrease (increase) in other assets-long term          -$1            $1
Increase (decrease) in accounts payable           $539,340      $882,722
Increase (decrease) in accrued income taxes       $366,458      $607,816
Increase (decrease) in accrued expenses           -$83,887     -$351,361

Net cash provided (used) by
   operating activities                         $1,609,435    $3,174,813
Cash flows from investing activities:
Purchase of property, plant and equipment      -$1,059,451     -$473,628
Proceeds from sale of equipment                  $254,900      $102,279
Cash received from disposal of
   Nashville Plant & Equipment                         $0            $0
Net decrease (increase) in investment
   securities                                   -$957,613     -$930,167
  Net cash provided by (used in)
  Investing activities                        -$1,762,164    -$1,301,516


Cash flows from financing activities:
Payments of current installments
   of long-term debt                              -$9,891       -$9,132
Increase in proceeds from bank loan                    $0            $0
Purchase of treasury stock                       -$46,190     -$303,248
(Decrease)increase in checks outstanding
   in excess                                     $586,023     -$566,174
Cash dividend paid                              -$745,503     -$718,441
Collection of notes receivable                    $10,285            $0

  Net cash used in financing activities         -$205,276    -$1,596,995

Net (decrease) increase in cash and
  cash equivalents                              -$358,005      $276,302
Cash and cash equivalents at
  beginning of year                              $710,278      $835,074

Cash and cash equivalents at end of quarter      $352,273    $1,111,376


Supplemental information:
  Cash paid during the year for:
   Income taxes                                   $104,139       $23,248
   Interest                                        $12,365            $0

See Accompanying Notes to Consolidated Condensed Financial Statements.


                GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as August 31, 2001 and May 31, 2001 and its results of operations for the three months ended August 31, 2001 and 2000 and its cash flows for the three months ended August 31, 2001 and 2000.

The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 2001, which is incorporated by reference in Form 10-K.


2. The results of operations for the three months ended August 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.



                     INDEPENDENT ACCOUNTANT'S REPORT


We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of August 31, 2001 and the related interim consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.





Birmingham, Alabama
October 10, 2001		DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP



                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

  Working Capital was $13.4 million at June 1, 2001 and $13.2 million at the end of the first quarter. Net cash provided by operating activities amounted to $1.6 million for the quarter this year compared to $3.2 million for last year's first quarter.

  Additions to property, plant and equipment, net of disposals, were $0.96 million this year and $0.45 million last year. Cash dividends of $0.75 million were paid during this year's first quarter compared to $0.72 million last year. Cash in the amount of $0.05 million was used to purchase treasury stock this year, and $.30 million was used last year, and $0.96 million of cash was used to increase investment securities this year compared to a net increase in investment securities using $0.93 million of cash last year. The Company's current ratio was 2.78 to 1.00 at August 31, 2001.



Operating Results


  For the three months ended August 31, 2001, total revenues decreased 0.14% from the comparable period in fiscal 2001.
This first quarter cost of sales was 45.3% of net sales compared to 44.0% last year. Increases in energy prices adversely affected both manufacturing and distribution costs. Selling, general and administrative expenses were 50.0% of net sales this year and 49.7% last year. The Company invested heavily in the first quarter in advertising and promotional spending in its core market to match competitive activity.

  The Company's investment income as a percentage of pre-tax income was 4.09% this year compared to 3.03% last year. There was an actual dollar increase in investment income of 8.34%, and pre-tax income decreased 19.59%.

  The Company's effective tax rate for the first quarter was 36.6% compared to36.5 % for last year's first quarter.



             Management's Discussion and Analysis of
           Financial Condition and Results of Operations



Market Risk



  The principal markets risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, bank loans, and commodity prices, affecting the cost of its raw materials.

  The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds, certificates of deposits, and municipal obligations. Its bank loans also carry variable rates. Assuming August 31, 2001 variable rate investment levels, a one-point change in interest rates would impact interest income by $30,041 on an annual basis and interest expense by $8,601.

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

		(b) Reports on Form 8-K- There were no reports on form 8-K filed for the three months ended August 31, 2001.



SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




					GOLDEN ENTERPRISES, INC.
					    (Registrant)




Dated: October 10, 2001			______________________________
						John S. Stein
					 	   Chairman




Dated: October 10, 2001			_______________________________
						John H. Shannon
					  Vice-President/Controller
					(Principal Accounting Officer)