Form 10-Q
period 2001-11-30
GOLDEN ENTERPRISES INC
filed 2002-01-11
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

OR

(  )	TRANSITION REPORT PURSUANT TO SECTION 13
             OR 15(D) OF THE        SECURITIES EXCHANGE
             ACT OF 1934

For the transition period from  ______________ to___________________

Commission file number __________0-4339_____________________________

                              GOLDEN ENTERPRISES, INC.

              (Exact name of registrant as specified in its charter)

	DELAWARE					63-0250005
_________________________             _____________________________
(State or other jurisdiction of	   (I.R.S.   Employer
  incorporation or organization)	    Identification No.)

Suite 208, 2140 11th Avenue, South
           Birmingham, Alabama		        35205
_________________________		    _____________________________

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
Yes__X__  No _____

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001.

							Outstanding at
	Class						December 31, 2001
Common Stock, Par Value $0.66 2/3		   11,885,405



GOLDEN ENTERPRISES, INC.

INDEX


Part I.		Financial Information					Page No.

	Consolidated Condensed Balance Sheets -
	  November 30, 2001 and May 31, 2001				   3


	Consolidated Condensed Statements of Income -
        Three Months and Six Months ended November 30, 	         4
        2001 and 2000

	Consolidated Condensed Statements of Cash
	  Flows - Six  Months Ended
	  November 30, 2001 and 2000					         5


	Notes to Consolidated Condensed Financial
	  Statements							         6



	Independent Accountant's Report				         7



Management's Discussion and Analysis of Financial
	  Condition and Results of Operations			       8,9


Part II.		Other Information					        10





	GOLDEN ENTERPRISES, INC & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
		(UNAUDITED)

		         Three Months Ended	           Six Months Ended
	                   NOVEMBER 30,	             NOVEMBER 30,
	               2001	     2000	           2001	     2000

REVENUES:
 Net Sales        $27,944,719   27,669,893     $56,736,844   $56,979,442
 Other
  Operating
   revenues	          $21,830     $530,614 	   207,933    	45,425
 Investment
   income		    $50,222      $84,871 	  $116,088      $145,664

  Total
   Revenues       $28,016,771  $28,285,378 	$57,060,865  $57,370,531

COST AND EXPENSES:

  Cost of sales   $13,006,626  $12,921,727      $26,040,829  $25,648,628
  Selling,
   general and
   administrative
   expense        $14,099,350  $13,674,390 	$28,485,243  $28,028,277
    Interest	    $31,166           $0 	    $43,531           $0

  Total costs
   and expenses   $27,137,142  $26,596,117 	$54,569,603  $53,676,905

Income before
  income taxes       $879,629   $1,689,261 	 $2,491,262   $3,693,626
  Income taxes       $338,694     $609,960 	   $928,643   $1,342,214

Net income           $540,935   $1,079,301 	 $1,562,619   $2,351,412

PER SHARE OF COMMON STOCK:

  Net income            $0.05	       $0.09	      $0.13	       $0.20

Weighted
  Average
   number of
   common shares
   outstanding     11,897,228   11,971,452	  11,912,528 $11,985,181

Cash dividend
  paid per share
  of common stock     $0.0625	     $0.0625	     $0.1250     $0.1225

See Accompanying Notes to Consolidated Condensed Financial Statements.




PART I.  FINANCIAL INFORMATION
GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

			                November 30,	       May 31,
			                   2001	   	        2001
			                (Unaudited)	     (Audited)

          ASSETS

Cash and cash equivalents          $272,963	         $ 710,278
Investment Securities		      $15,869		  $2,500,147
Receivables, net	               $9,181,057		  $9,101,982
Note Receivable, current            $44,123	           $42,399
  Inventories:
Raw material and supplies        $2,451,882	        $1,883,167
Finished goods		         $4,204,551	        $2,856,593

			               $6,656,433	        $4,739,760

Prepaid expense	               $3,702,935	        $2,275,659

Total current assets	        $19,873,380	       $19,370,225

Property, plant and
  equipment, net		        $18,074,948		 $14,998,142
Long-term Note Receivable        $2,005,135	        $2,027,636
Other assets		         $2,851,289	        $2,851,289

			              $42,804,752	       $39,247,292

		LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Checks outstanding in
 excess of bank balance	         $2,818,321	        $1,552,461
Accounts payable		         $3,223,937	        $29,244,28
Accrued and deferred
   income taxes		  	     $266,584		    $260,196
Other accrued expenses	           $962,759	          $941,360
Salary continuation plan		$42,431	           $40,773
Note payable- bank, current	     $318,717	          $220,387

Total current liabilities	   $7,632,749	        $5,939,605

     Long-Term Liabilities:
Salary Continuation Plan	   $1,929,082	        $1,887,050
Note payable- bank, non-current  $2,629,699	          $639,713

Total long-term liabilities:	   $4,558,781	        $2,526,763

Deferred income taxes		     $905,163	          $980,998

     Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares	    $9,219,195	         $9,219,195
Additional paid-in capital	    $6,499,554	         $6,499,554
Retained earnings		         $24,500,358	        $24,426,345

				         $40,219,107	        $40,145,094





Less:  Cost of common shares in
           treasury (1,896,052
           at May 31, 2001 and
           1,939,174 shares at
           November 30, 2001)	  -$10,511,048	         -$10,345,168

Total stockholders' equity	   $29,708,059	          $29,799,926

     Total			         $42,804,752	          $39,247,292

See Accompanying Notes to Consolidated Condensed Financial Statements




GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	                            (UNAUDITED)


					             SIX MONTHS ENDED
					      November 30,	 November 30,

					         2001	           2000


   Cash flows from operating
      activities:
      Net income 			      $1,562,619	         $2,351,412
    Adjustment to reconcile net
    income to net
    cash provided
    by operating activities:
    Depreciation and
    amortization 	   	            $1,235,076	         $1,234,430
    Compensation related
      to stock plan		 	        $0	                 $0
    Salary Continuation
    Benefits		               $63,670	            $60,595
    Deferred income taxes	        -$75,835	           -$78,263
    Gain on sale of equipment		 -$151,912	          -$575,344
    Changes in operating assets
     nd liabilities:
    (Increase) in  inventories	$1,916,673	          -$884,981
    Changes in operating assets
     and liabilities:
    (Increase) decrease in
     accounts receivable	        -$79,075	           $843,560
(Increase) in prepaid expenses	$1,427,276	          -$953,977
Decrease in other assets-
long term			                    $1	                 $1
Increase (decrease)
in accounts payable	              $299,509	          -$204,103
Increase in accrued
income taxes	  	  	          $6,388	                 $0
Increase (decrease) in
accrued expenses	                     $21,399	          -$831,673

Net cash (used) provided
by operating activities	             -$462,109	           $961,657
Cash flows from investing activities:
Purchase of property, plant
and equipment	                 -$4,453,964	          -$831,903
Proceeds from sale of equipment       $293,994	           $130,532
Cash received from disposal
of Nashville
  Plant & Equipment	  	              $0	         $1,710,000
Net decrease (increase) in
investment securities	            $2,484,278	          -$822,868
  Net cash (used in) provided by
  Investing activities	           -$1,675,692	           $185,761


Cash flows from financing activities:
Payments of current installments
of long-term debt	                     $19,980	           -$18,449
Increase in proceeds from
bank loan	                          $2,088,316	           $0
Purchase of treasury stock		   -$165,880	    -$335,360
Increase in checks outstanding
in excess of bank balance	        $1,265,860	     $453,879
Cash dividend paid	             -$1,488,607	  -$1,466,755
Collection of notes receivable           $20,777	           $0

Net cash provided by (used in)
financing activities	 		  $1,700,486	  -$1,366,685

Net (decrease) in cash and
cash equivalents	                     -$437,315	    -$219,267
Cash and cash equivalents
at beginning of year	                $710,278	     $835,074

Cash and cash equivalents at
end of quarter    	                $272,963	     $615,807


Supplemental information:
  Cash paid during the year for:
   Income taxes	 	              $1,409,853	   $1,279,038
   Interest				           $43,531	           $0

See Accompanying Notes to Consolidated Condensed Financial Statements.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



 1. In the opinion of management, the accompanying unaudited consolidated condensed  financial statements contain
    all adjustments (consisting of only normal recurring
    accruals) necessary to present fairly its financial
    position as November 30, 2001 and May 31, 2001
    and its results of perations for the three and
    six months ended November 30, 2001 and  2000
    and its cash flows for the six months ended November 30, 2001 and 2000.
	.

   The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended
   May 31, 2001, which is incorporated by reference in Form 10-K.

2. The results of operations for the three months and six months ended November 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

                   INDEPENDENT ACCOUNTANT'S REPORT


We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of November 30, 2001 and the related interim consolidated statements of income and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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





Birmingham, Alabama
January 11, 2002			DUDLEY, HOPTON-JONES, SIMS
                              & FREEMAN PLLP





             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

	Working Capital was $13.4 million at June 1, 2001 and $12.3 million at the end of the second quarter. Net cash used by operating activities amounted to $0.46 million for the six months this year compared to $0.96 million provided by last year's first six months.

	Additions to property, plant and equipment, net of disposals, were $4.31 million this year and $0.80 million last year. Cash dividends of $1.49 million were paid during this year's first six months compared to $1.47 million last year.
 Cash in the amount of $0.17 million was used to purchase treasury stock this year, and $.34 million was used last year, and $2.48 million of cash was provided by a net decrease in investment securities this year compared to a net increase in investment securities using $0.82 million of cash last year.
 The Company's current ratio was 2.61 to 1.00 at November 30, 2001.



                    Operating Results


	For the three months ended November 30, 2001, total revenues decreased 0.95% from the comparable period in fiscal 2001. The cost of sales was 46.5% of net sales compared to 46.7% last year. Selling, general and administrative expenses were 50.5% of net sales this year and 49.4% last year.

	For the year-to-date total revenues decreased
0.54% from the comparable period in fiscal 2001. Cost of sales was 45.9% of net sales compared to 45.3% last year. Selling, general and administrative expenses were 50.2% of net sales this year and 49.5% last year.

            The Company's second quarter investment
income as a percentage of pre-tax income was 5.7% this year compared to 5.0% last year.
There was an actual dollar decrease in
investment income of 40.8%, and pre-tax
income decreased 47.9%.

	For the six months, investment income was 4.7% of pre-tax income and 3.9% last year.
For the six-months, investment income dollars decreased
20.3% and pre-tax income decreased 32.6%.

The Company's effective tax rate for the second quarter was 38.5% compared to 36.1 % for last year's second quarter and 37.3% for the six months this year and 36.3% last year.




           Management's Discussion and Analysis of
         Financial Condition and Results of Operations



Market Risk



	The principal markets risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, bank loans, and commodity prices, affecting the cost of its raw materials.

	The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds, certificates of deposits, and municipal obligations. Its bank loans also carry variable rates. Assuming November 30, 2001 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $159 on an annual basis and interest expense by $29,484.
	The Company is subject to market risk with respect to commodities because its ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates. The Company purchases its raw materials on the open market, under contract through brokers and directly from growers. Future contracts have been used occasionally to hedge immaterial amounts of commodity purchases but none are presently being used.


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

		(b)	Reports on Form 8-K- There were no reports
                  on form 8-K
                  filed for the three months ended
                  November 30, 2001.



SIGNATURES

	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



				           GOLDEN ENTERPRISES, INC.
					  	     (Registrant)



Dated: January 11, 2002		______________________________
					   John S. Stein
					   Chairman




Dated: January 11, 2002	      ______________________________
				        John H. Shannon
				        Vice-President/Controller
				        (Principal Accounting Officer)