Form 10-Q
period 2002-02-28
GOLDEN ENTERPRISES INC
filed 2002-04-11
CIK 42228

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

OR

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________ to______________

Commission file number ________________0-4339____________________

(Exact name of registrant as specified in its charter)

		DELAWARE				  63-0250005
_______________________________      ____________________________
(State or other jurisdiction of	       (I.R.S.   Employer
  incorporation or organization)	         Identification No.)

Suite 208, 2140 11th Avenue, South
      Birmingham, Alabama		              35205
_______________________________	   __________________________

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
Yes__X__  No _____

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002.

							Outstanding at
	Class						March 31, 2002
Common Stock, Par Value $0.66 2/3		   11,882,305









GOLDEN ENTERPRISES, INC.

INDEX
Part I.  Financial Information			Page No.

	  Consolidated Condensed Balance Sheets
	  February 28, 2002 and May 31, 2001	       3


	  Consolidated Condensed Statements
        of Income	 Three Months                        4
	  and Nine Months ended
   	  February 28, 2002 and 2001


	Consolidated Condensed Statements of Cash
	  Flows - Nine Months Ended
	  February 28, 2002 and 2001			       5


	Notes to Consolidated Condensed Financial
	  Statements						 6



	Independent Accountant's Report			 7



Management's Discussion and Analysis of Financial
	  Condition and Results of Operations	     8,9



Part II.		Other Information			      10



PART I.  FINANCIAL INFORMATION
"GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES"

CONSOLIDATED CONDENSED BALANCE SHEETS

				    February 28,          May 31,"
				        2002		   2001
				     Unaudited)		(Audited)
		ASSETS


Cash and
 cash equivalents	            $338,940		 $710,278
Investment Securities		  15,917	     $2,500,147
Receivables, net	          $9,832,777	     $9,101,982
Note Receivable,
 Current			       $45,012	        $42,399
   Inventories:
Raw material
  and supplies	           $1,970,065		$1,883,167
Finished goods		     $3,857,827         $2,856,593
				     $5,827,892		$4,739,760


  Prepaid expense		     $3,169,040		$2,275,659
  Net assets held
   for disposition			 $0		        $0

Total current
  assets	                 $19,229,578	      $19,370,225


Property, plant
  and equipment, net	     $18,024,000        $14,998,142
Long-term Note
  Receivable		      $1,993,544		 $2,027,636
Other assets	            $2,851,290         $2,851,289

				     $42,098,412		$39,247,292


LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
Checks outstanding in
  excess of bank balance      $2,720,283	        $1,552,461
Accounts payable		      $1,521,254  	  $2,924,428
Accrued and deferred
  income taxes		        $260,196	          $260,196
Other accrued expenses		  $877,462		    $941,360
Salary continuation plan	   $43,285		     $40,773
Note payable- bank,
  current			        $500,250            $220,387

Total current                  $5,922,730 	  $5,939,605

  Long-Term Liabilities:
Salary Continuation Plan	$1,949,772		  $1,887,050
Note payable-bank,
  non-current			$3,361,057            $639,713

Total long-term
  liabilities:	            $5,310,829   	  $2,526,763

Deferred income
  taxes		              $898,882            $980,998


     Stockholder's Equity:
Common Stock
  - $.66 - 2/3 par value:
35,000,000 shares authorized

Issued 13,828,793 shares	 $9,219,195		   $9,219,195
Additional paid-in
  capital			       $6,499,554		   $6,499,554
Retained earnings	            $24,785,809		  $24,426,345

			            $40,504,558		  $40,145,094

Less:  Cost of
  common shares
  in treasury
  (1,892,052 at
    May 31, 2001 and
    1,946,488 shares
    at February 28, 2002)     -$10,538,587	   -$10,345,168

Total stockholders'
  equity			       $29,965,971	    $29,799,926

     Total		             $42,098,412	    $39,247,292

See Accompanying Notes to Consolidated
  Condensed Financial Statements


Golden Enterprises, Inc. & Subsidiaries

				 Three Months Ended        Nine Months Ended
				      February 28             February 28
		               2002	        2001	      2002	     2001

CONSOLIDATED CONDENSED
  STATEMENTS OF INCOME
REVENUES:
 Net Sales		    $29,822,080   $29,233,830   $86,558,924   $85,813,272

 Other operating
  revenues		       $69,847        $40,508      $277,780      $685,933
 Investment income	       $40,891        $87,872      $156,979      $233,536

  Total revenues	   $29,932,818    $29,362,210   $86,993,683   $86,732,741

COST AND EXPENSES:
  Cost of sales          $14,281,584    $13,766,647    $40,322,413   39,415,275
Selling, general
  and administrative
  expense"		   $13,988,420    $14,997,375    $42,473,663  $43,025,652
Interest	              $32,109             $0 	       $75,640           $0

  Total costs and
    expenses		   $28,302,113   $28,764,022     $82,871,716  $82,440,927

Income before
 income taxes	           $1,630,705      $598,188       $4,121,967   $4,291,814
  Income taxes              $602,501      $209,032       $1,531,144   $1,551,246
Net income		    $1,028,204     $389,156        $2,590,823  $2,740,568

PER SHARE OF COMMON STOCK:
  Basic earnings per share	   $0.09	  $0.03   	     $0.22	  $0.23

  Basic weighted shares
   outstanding		       11,884,608   11,956,889        11,903,323  11,975,854

  Diluted earnings
    per share			    $0.09	   $0.03	      $0.22	  $0.23

  Diluted weighted
   shares outstanding	       11,886,471 	1,960,412	 11,905,648  11,976,857
Cash dividend paid
 per share of
 common stock		          $0.0625	  $0.0625	    $0.1875     $0.1875


See Accompanying Notes to Consolidated Condensed Financial Statements.

	GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

			       (UNAUDITED)


					       NINE MONTHS ENDED
					February 28,	February 28,

					     2002		     2001

Cash flows from
 operating activities:
  Net income 			$2,590,823		   $2,740,568
    Adjustment to reconcile
     net income to net
     cash provided by
     operating activities:
    Depreciation and
     amortization 	       $1,900,658		    $1,827,692
    Compensation related
     to stock plan	        	   $0		            $0
    Salary Continuation
     Benefits			    $95,506		       $90,892
    Deferred income taxes	   -$82,116		     -$138,319
    Gain on sale of
     equipment		        -$187,728		     -$584,797
    Changes in operating
      assets and liabilities:
    Decrease (increase)
     in accounts receivable	   -$730,795	     -$335,210
    Decrease (increase)
     in  inventories		 -$1,088,132           -$714,792

Decrease (increase)
  in prepaid expenses		   -$893,381          -$1,409,481
Decrease (increase)
  in other assets-
  long term					    $1		       $0
Increase (decrease)
  in accounts payable          -$1,403,174	    -$1,789,849
Increase (decrease)
  in accrued income taxes	          $0		       $0
Increase (decrease)
  in accrued expenses	          -$63,898	    -$1,013,968

Net cash provided
 (used) by operating
 activities			           $137,764	    -$1,327,264
Cash flows from
 investing activities:
Purchase of property,
 plant and equipment"		  -$5,083,120          -1,303,749
Proceeds from sale
 of equipment			     $344,330		 $154,672
Cash received from
 disposal of Nashville
 Plant & Equipment                       $0		$1,710,000
Net decrease
 (increase) in
 investment securities		   $2,484,230		$1,208,337
  Net cash provided by
   (used in)
     Investing activities        -$2,254,560	      $1,769,260


Cash flows from financing
  activities:
(Decrease) increase in
  checks outstanding
  in excess of bank balance	    $1,167,822	       $1,640,330
Payments of current
  installments of
  long-term debt			      -$30,272		   -$27,953
Increase in proceeds
  from bank loan		          $3,001,207		         $0
Purchase of
  treasury stock			     -$193,419		  -$422,295
Collection of long
  term notes, rec.                   $31,479  		     $9,883
Cash dividend paid	         -$2,231,359		-$2,214,257

  Net cash used in
   financing activities	          $1,745,458		-$1,014,292

Net (decrease)
  increase in cash and
  cash equivalents	           -$371,338		  -$572,296
Cash and cash equivalents
 at beginning of year	            $710,278		   $835,074

Cash and cash
 equivalents at
 end of quarter		            $338,940		   $262,778


Supplemental information:
  Cash paid during
  the year for:
   Income taxes	                $1,825,842		 $1,548,126
   Interest					 $75,640		         $0

See Accompanying Notes to Consolidated Condensed Financial Statements.







GOLDEN ENTERPRISES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as February 28, 2002 and May 31,
2001 and its results of operations for the three months and nine months ended February 28, 2002 and 2001 and its cash flows for the nine months ended February 28, 2002 and 2001.

The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the Annual Report to stockholders for fiscal year ended May 31, 2001, which is incorporated by reference in Form 10-K.


2. The results of operations for the three months and nine months ended February 28, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


INDEPENDENT ACCOUNTANT'S
REPORT


We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of February 28, 2002 and the related interim consolidated statements of income and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama            DUDLEY, HOPTON-JONES
April 11, 2002			  SIMS & FREEMAN PLLP


MANAGEMENT'S DISCUSSION
AND ANALYSIS OF
FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

  Working Capital was $13.43 million at June 1, 2001 and $13.31 million at the end of the third quarter.
Net cash provided by operating activities amounted to $0.14 million for the nine months this year compared to $1.33 million used by operating activities for last year's first nine months.

  Additions to property, plant and equipment, net of disposals, were $4.93 million this year and $1.26 million last year. Cash dividends of $2.23 million were paid during this year's first nine months compared to $2.21 million last year.
Cash in the amount of $0.19 million was used to purchase treasury stock this year and $0.42 million was used last year, and $2.48 million of cash was provided by a decrease in investment securities this year compared to $1.21 million last year.
Also $3.00 million of cash was provided by a bank loan that was obtained to finance the special project to upgrade the potato chip packaging department. The Company's current ratio was
3.25 to 1.00 at February 28, 2002.

Operating Results

	For the three months ended February 28, 2002, total revenues increased 1.94% from the comparable period in fiscal 2001. Cost of sales was 47.9% of net sales compared to 47.1% last year. Selling, general and administrative expenses were 46.9% of net sales this year and 51.3% last year.
This favorable comparison was due to balanced spending in the areas of promotion and advertising expenses.

	For the year-to-date, total revenues increased
0.30% from the comparable period in fiscal 2001.
Cost of sales was 46.6% of net sales compared to 45.9% last year. Selling, general and administrative expenses were 49.1% of net sales this year and 50.1% last year.

	The Company's third quarter investment income as a percentage of pre-tax income was 2.5% this year compared to 14.7% last year. There was an actual dollar decrease in investment income of 53.5%, and pre-tax income increased 172.6%.

	For the nine months, investment income was 3.8% of pre-tax income this year and 5.4% last year. For the nine months investment income dollars decreased 32.8% and pre-tax income decreased 4.0%.

	The Company's effective tax rate for the third quarter was 36.9% compared to 34.9 % for last year's third quarter and 37.1% versus 36.1% for the nine months.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Market Risk

	The principal markets risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, bank loans, and commodity prices, affecting the cost of its raw materials.

	The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds, certificates of deposits, and municipal obligations. Assuming February 28, 2002 variable rate investment levels, a one-point change in interest rates would impact interest income by $159 on an annual basis and interest expense by $38,613.

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




PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        b) Reports on Form 8-K- There were
           no reports on form 8-K filed for
           the three months ended
           February 28, 2002.






                         SIGNATURES

	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



		GOLDEN ENTERPRISES, INC.
			(Registrant)



Dated:  April 11, 2002	 _________________________
				    John S. Stein
				      Chairman




Dated:  April 11, 2002	___________________________
				    John H. Shannon
			       Vice-President/Controller
			     (Principal Accounting Officer)