Form 10-K
period 2002-05-31
GOLDEN ENTERPRISES INC
filed 2002-08-29
CIK 42228

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE
	 ACT OF 1934
For the fiscal year ended May 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4339

GOLDEN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware                                     63-0250005
(State or other jurisdiction of           (I.R.S Employer
incorporation or organization)            Identification No.)


Suite 208, 2140 11th Avenue, South
         Birmingham, Alabama                         35205
(Address of Principal Executive Offices)           (Zip Code)

Registrant's Telephone Number including area code
(205) 933-9300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Capital Stock, Par Value $0.66-2/3
(Title of Class)



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

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 12, 2002.

Common Stock, Par Value $0.662/3  - $17,904,634

   Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of August 12, 2002.

Class		 		     Outstanding at August 12, 2002
Common Stock, Par Value $0.662/      11,883,305

DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the Annual Proxy Statement for the year ended
May 31, 2002 are incorporated by reference into Part III.

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT - 2002

GOLDEN ENTERPRISES, INC.


Page
PART I

	Item	1.	Business	          		      3
	Item	2.	Properties					5
	Item	3.	Legal Proceedings				6
	Item	4.	Submission of Matters to a Vote
			of Security Holders			6

PART II

	Item	5.	Market for Registrant's Common Equity
			and Related Stockholder Matters	7
	Item	6.	Selected Financial Data			8
Item  7.	Management's Discussion and
Analysis of Financial Condition
			and Results of Operations		9
	Item  7A.	Quantitative and Qualitative
                  Disclosure About Market Risk	   	13
	Item	8.	Financial Statements and
                  Supplementary Data			13
	Item	9.	Changes in and Disagreements with
                  Accountants	on Accounting and
                  Financial Disclosure			35

PART III

	Item	10.	Directors and Executive Officers
                  of the Registrant				35
	Item	11.	Executive Compensation			35
	Item	12.	Security Ownership of Certain
                  Beneficial Owners and Management
                  and Related Stockholder Matters	35
	Item	13.	Certain Relationships and Related
                  Transactions				35

PART IV

	Item	14.	Exhibits, Financial Statement
Schedules,and Reports on
Form 8-K					36

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


Golden Flake Snack Foods, Inc.

General

  Golden Flake Snack Foods, Inc. ("Golden Flake") is a Delaware corporation with its principal place of business And home office located at One Golden
Flake Drive, Birmingham, Alabama. Golden Flake manufactures and distributes a full line of salted snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings and buttered popcorn.
These products are all packaged in flexible bags or other suitable wrapping material. Golden Flake also sells a line of cakes and cookie items, canned dips, pretzels, peanut butter crackers, cheese crackers, dried meat products, and nuts packaged by other manufacturers using the Golden Flake label. No single product or product line accounts for more than 50% f Golden Flake's sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials.


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


Distribution

	Golden Flake sells its products through its own sales organization and independent distributors to commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky, Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina, Arkansas and Missouri. The products are distributed by approximately 448route salesmen who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama, Nashville, Tennessee, and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct store door delivery method. Golden Flake is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No single customer accounts for more than 10% of its total sales. Golden Flake has a fleet of 856 company owned vehicles to support the route sales system, including 37 tractors and 96 trailers for long haul delivery to the various company warehouses located throughout its distribution areas, 666 store delivery vehicles and 57 cars and miscellaneous vehicles. Golden
Flake also leases 20
store delivery vehicles.

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

Recent Developments

	Since the beginning of its last fiscal year, Golden
Flake completed the sale of approximately 27.7 acres of undeveloped surplus land adjacent to its manufacturing plant in Ocala, Florida, on May 31, 2002, for $921,908.
Golden Flake continues to own and operate its manufacturing plant in Ocala, Florida as described herein under the heading "Properties".

	Other than these changes, no significant changes have occurred in the kinds of products manufactured or in the markets or methods of distribution, and no material changes or developments have occurred in the business done and intended to be done by Golden Flake.

Executive Officers Of Registrant
And Its Subsidiary

Name and Age	        Position and Offices with Management

John S. Stein, 65
Mr. Stein is Chairman of the Board. He was elected Chairman on June 1, 1996. He served as Chief Executive Officer from 1991 to April 4, 2001, and as President from 1985 to 1998 and from June 1, 2000 to April 4, 2001. Mr. Stein also served as President of Golden Flake Snack Foods, Inc. from 1976 to 1991. Mr. Stein retired as an employee with the Company on May 31, 2002. Mr. Stein is elected Chairman annually, and his present term will expire on May 31, 2003.


Mark W. McCutcheon, 47
Mr. McCutcheon is Chief Executive Officer and President of the Company and President of Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of the Company. He was elected President and Chief Executive Officer of the Company on April 4, 2001 and President of Golden Flake on November 1, 1998. He has been employed by Golden Flake since 1980. During his employment, he has served as Plant Manager of the Ocala, Florida Plant, Plant Manager of the Birmingham, Alabama Plant, Vice President of Manufacturing, Vice President of Operations, and Executive Vice President. Mr. McCutcheon is elected Chief Executive Officer and President of the Company and President of Golden Flake annually, and his present terms will expire on May 31, 2003.

John H. Shannon, 65Mr. Shannon has been employed with the Company since 1962. He was elected Controller in 1976, Secretary in 1978 and Vice-President in 1979, and has served in these capacities since then. Mr. Shannon is elected to his positions on an annual basis, and his present term of office will expire on May 31, 2003.


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

	Golden Flake also has a manufacturing plant in Ocala, Florida. This plant was placed in service in November 1984. The plant consists of approximately 100,000 square feet, with allowance for future expansion, and is located on a 28-acre site on Silver Springs Boulevard. The Company manufactures corn chips, tortilla chips and potato chips from this facility.

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

Vehicles

	Golden Flake owns a fleet of 856 vehicles which includes 666 route trucks, 37 tractors, 96 trailers and 57 cars and miscellaneous vehicles. There are no liens or encumbrances on Golden Flake's vehicle fleet.
Golden Flake also leases 20 route trucks and owns a 1987
Cessna Citation II aircraft.

ITEM 3. - LEGAL PROCEEDINGS

	There are no material pending legal proceedings against the Company or its subsidiary other than ordinary routine litigation incidental to the business of the Company and its subsidiary.



ITEM 4. - SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

	Not Applicable.

MARKET AND DIVIDEND INFORMATION

The Company's common stock is traded in the over-the-counter market under the "NASDAQ" symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market
System. The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended May 31, 2002 and 2001 and the amount of dividends paid per share in each quarter.
The Company currently expects that comparable regular cash dividends will be paid in the future.

                           Market Price
                                              Dividends Paid
Quarter                   High	  Low	     Per Share
Fiscal 2001
First		         $	4.150	    $	2.950	     $	.0625
Second			4.020	    	3.150 	      .0625
Third			      3.950		3.400	            .0625
Fourth			4.550		3.450		      .0625

Fiscal 2000
First		      $	3.563	    $	2.875	     $	.0600
Second		      4.750	      3.063		      .0625
Third			      4.469		3.063		      .0625
Fourth		      4.500		3.688		      .0625

As of August 12, 2002, there were approximately 1,500 shareholders of record.


Securities Authorized For Issuance Under Equity Compensation
Plans.

The following table provides Equity Compensation Plan information under which equity securities of the Registrant are authorized for issuance:



Sale of Unregistered Securities

On May 6, 2002, an employee exercised stock options and purchased 1,000 shares of common stock of the Company for the sum of $3,810. The stock options were issued on October 15, 2001 under the Company's 1996 Long Term Incentive Plan. The issuance of the 1,000 shares of common stock were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a private offering.



Item 7 - Management's Discussion and Analysis of
Financial Condition and Results of Operations

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Critical Accounting Estimates and Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, the preparation of which in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the consolidated financial statements.
In preparing these financial statements, management has made its best estimates and judgements of certain amounts included in the financial statements, giving due considerations to materiality.
The Company does not believe there is a
great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgement and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Adoption of EITF 01-9
During 2000 and 2001, the Financial Accounting Standards
Board's (FASB) Emerging Issues Task Force (EITF) addressed various issues related to income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. EITF 01-9, Accounting for Consideration
Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), was issued in November, 2001 and codified earlier pronouncements. Adoption of EITF 01-9 is required for financial statements covering annual or interim periods beginning after December 15, 2001. The Task Force encouraged earlier adoption, and the Company has complied by adopting EITF 01-9 for the fiscal year ended May 31, 2002. Financial statements for prior periods presented for comparative purposes have been reclassified to comply with the income statement display requirements under EITF 01-9. Adoption of EITF 01-9 in the fiscal year ended May 31, 2002 had the effect of reducing total revenues by $11.72 million, $l2.93 million, and $l3.46 million for fiscal years 2002, 2001, and 2000, respectively. Selling, general and administrative expenses were reduced by the same amounts. There was no net income impact.

Change in Accounting Policy
In conjunction with the adoption of EITF 01-9, the Company changed its accounting policy for slotting fees from expensing when incurred to allocating the cost over the life of the agreement, generally one year. The trend of incurred slotting fees has increased during the last half of each fiscal year, and expensing when incurred would disproportionately reduce total revenues, as slotting fee costs reduce revenues under EITF 01-9. The change to allocating the cost over the life of the agreement gives a much better match with the revenues produced by the shelf space obtained with the slotting fees.
 The cumulative effect of this change on the amount of retained earnings at the beginning of fiscal year 2002, was $0.41 million ($0.03 per share) and is included in net income for fiscal year 2002, the period of the change, as required by APB 20.

Impairment of Long -Lived Assets
Long-lived assets historically have been reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated to be generated by such assets.
If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. There are no events or changes in circumstances of which management is aware indicating that the carrying value of the Company's long-lived assets may not be recoverable. As described in
Note 1 of Notes to Consolidated Financial Statements under "Recent Issued Accounting Standards," the accounting treatment for goodwill and other intangible asset will not have a material impact on the financial statements of the Company.

Accrued Expenses
Management estimates certain material expenses in an effort to record those expenses in the period incurred. The most material accrued estimates relate to a salary continuation plan for certain key executives of the Company, and to insurance-related expenses, including self-insurance.
Workers' compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred, but not yet reported. These estimates are based on historical loss development factors. Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experienced for claims incurred but not yet reported. Differences in estimates and assumption could result in an accrual requirement materially different from the calculated accrual.
Other Matters

The Company does not have off-balance sheet arrangement, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities." Transactions with related parties, reported in Note 15 of Notes to Consolidated Financial Statements, are conducted on an arm's-length basis in the ordinary course of business.

Liquidity and Capital Resources
Working capital was $13.4 million at May 31, 2002 compared to $12.9 million at May 31, 2001. Net cash provided by operations amounted to $1.9 million in fiscal year 2002, $0.05 million in fiscal year 2001 and $8.4 million in fiscal year 2000. Year-to-year changes in receivables, inventories, prepaid expenses and accounts payable impacted cash flow unfavorably for fiscal years 2002 and 2001. The most material of these changes for fiscal 2002 was an increase in prepaid expenses of $1.8 million, $1.0 million of which was slotting fees that were set up to be allocated over the lives of the slotting fee agreements. Most of the balance of the increase in prepaid expenses was in prepaid taxes and prepaid insurance. There was a net decrease in investment securities providing
 $2.5 million in cash this year $1.9 million in 2001, and a net cash usage of $4.4 million to increase investment securities in 2000.

Additions to property, plant and equipment, net of disposals, were $3.8 million, $1.3 million and $0.1 million in fiscal years 2002, 2001, and 2000, respectively, and are expected to be about $1.8 million in 2003. Included in this year's additions was $4.0 million to upgrade the potato chip packaging department with new conveyors, scales, packaging machines, etc. Expenditures of $0.6 million were also made on a special warehouse renovation project and $0.3 million on the corn products department. These projects were completed in fiscal 2002. In addition to the liquidation of investment securities previously discussed, capital expenditures were financed by increasing bank debt by $3.1 million.

Cash dividends of $3.0 million, $3.0 million and $2.9 million were paid during fiscal years 2002, 2001, and 2000, respectively.
Cash in the amount of $0.2 million was used to purchase
 treasury shares in fiscal 2002, $0.5 was used in 2001, and $0.3 million was used for this purpose in 2000.
Long-term liabilities as a percentage of total capitalization was 14.4% at May 31, 2002. The Company's current ratio at year end was 3.26 to 1.00.

Operating Results
Net sales and other operating income increased by 1.8% in fiscal year 2002, and decreased by 8.5% and 2.3 % in fiscal years 2001 and 2000, respectively. The increase in 2002 was primarily due to less promotional payments to vendors that were subtracted from sales as required by EITF 01-9. The sales decreases for fiscal 2001 and 2000 were primarily a result of discontinuing the Company-operated distribution of Golden Flake Branded products in three fringe sales regions in Central Florida as part of the fiscal year 2000 restructuring plan which is explained further in a separate section of this Management's Discussion.

The Company's investment income was 4.7% of income before cumulative effect of a change in accounting policy and income taxes in 2002, 7.4% in 2001, and 3.1% in 2000. Investment income for fiscal year 2002 was lower than 2001 because of a lower level of investment securities and generally lower interest rates. Investment income for fiscal year 2001 was higher than the previous year because investment securities were at a higher level for most of the year. The cash and notes received from the sale of the Nashville plant and equipment were major factors contributing to the increase in investments for fiscal 2001.

Cost of sales as a percentage of net sales amounted to 51.9% in 2002, 52.2% in 2001, and 50.7% in 2000. The cost decrease in 2002 was due primarily to lower energy costs, while the cost increase in 2001 was because of higher energy prices. Favorable trends in commodity prices and packaging costs were the major factors contributing to the relatively low cost of sales in fiscal 2000.
Selling, general and administrative expenses were 45.2% of sales in 2002, 45.1% in 2001, and 45.8% in 2000. The improvement in fiscal 2002 and 2001 was primarily due to lower selling and delivery cost brought about by the exiting of the fringe sales regions in Central Florida as part of the fiscal 2000 restructuring plan.

The Company's effective tax rates for 2002, 2001, and 2000 were 38.8%, 34.4% and 42.3%, respectively. Note ten to the consolidated financial statements provides additional information about the provision for income taxes.

Market Risk
The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities and bank loans, and commodity prices affecting the cost of its raw materials.

The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market funds. Its bank loans also carry variable rates. Assuming year end 2002 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $160 and interest expense by $40,004.

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

The following is a summary of the one-time restructuring charge to expense for the year ended May 31, 2000.

		Employee termination benefits		$1,335,550
		Other Charges			       1,229,342

			Total restructuring charge	$ 2,564,892

			Net after tax			$ 1,607,892

			Per share			      $ 	  .13

The employee related termination benefits of $1,335,550 primarily includes severance costs for 104 employees, 10 of which accepted the voluntary retirement package, 71 of which were employed in the three fringe sales regions of Central Florida and 23 of which were employed at the Nashville plant.

The other charges of $1,229,342 consisted primarily of gains, and losses on disposal of property and equipment and the cost related to the exiting of sales regions in Central Florida.

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

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK

	Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 11.


ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The consolidated financial statements of the registrant and its subsidiary for the year ended May 31, 2001, consisting of the following, are contained herein:

Consolidated Balance Sheets	      - May 31, 2002 and 2001

Consolidated Statements of Income	- Years ended May 31, 2002,
                                      2001 and 2000

Consolidated Statements of	      - Years ended May 31, 2002,
  Cash Flows                          2001 and 2000


Consolidated Statements
of Changes	                        - Years ended May 31, 2002,
in Stockholders' Equity               2001 and 2000


Notes to Consolidated Financial
Statements	                        - Years ended May 31, 2002,
                                      2001 and 2000

Quarterly Results of Operations	- Years ended May 31, 2002
                                      and 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of May 31, 2002 and
2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended May 31, 2002. Our audits also included the financial statement schedule listed at Item 14 (2). These consolidated financia l statements and financial statement schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc.
and subsidiary as of May 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the financial statements, effective June 1, 2001 the Company changed its accounting policy with respect to slotting fees.



Birmingham, Alabama
July 18, 2002	DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP


CONSOLIDATED BALANCE SHEETS

May 31, 2002 and 2001

ASSETS

	                                    2002   	2001
Current Assets:
	Cash and cash equivalents	$286,480      $ 710,278
	Investment securities
	available-for-sale 	 	  15,998	  2,500,147

	Receivables:
		Trade accounts	     9,014,850	  9,017,885
		Other			       931,911	    430,197
						9,946,761	  9,448,082
	Less: Allowance for
     doubtful accounts			196,100	    346,100
					    9,750,661	  9,101,982

	Notes receivable,
     current			       45,918   	     42,399
					    9,796,579	  9,144,381

	Inventories:
		Raw materials 	    1,605,640  	  1,883,167
		Finished goods	    3,604,482    	  2,856,593
					    5,210,122 	  4,739,760

Prepaid expenses			   4,031,037	  2,275,659
	Total current assets	  19,340,216	 19,370,225


Property, Plant and equipment:
		Land			   3,086,571	  3,528,054
		Buildings		  17,040,006 	 17,151,522
		Machinery and
             equipment		  40,819,601	 36,023,701
		Transportation
             equipment		  15,286,803	 15,727,913
				 	  76,232,981	 72,431,190
		Less accumulated
                 depreciation	  59,136,721	 57,433,048
					  17,096,260	 14,998,142

Other Assets
	Notes receivable,
        long-term		         1,981,718	  2,027,636
	Cash surrender
       value of life
       insurance		         2,785,336	  2,835,950
		Other		            15,337	     15,339
	      Total other assets   4,782,391	  4,878,925
		Total		       $41,218,867	$39,247,292

See Accompanying Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY


	                               2002    	        2001
Current Liabilities:
	Checks outstanding in
      excess of bank balances	$	621,326	$   1,552,461
	Accounts payable			2,803,182	    2,924,428
	Current portion of
      long-term debt			371,516		    -___
	Note payable -
      line of credit			478,894		860,100
	Other accrued expenses		975,047		941,360
	Deferred income taxes		607,489		142,522
	Salary continuation plan	 81,805		 40,773

	 Total current
       liabilities	          5,939,259	     6,461,644


Long-term liabilities:
	Note payable - bank,
       non current		    3,150,020		    -___
	Salary continuation plan    1,932,586	     1,887,050

	Total long-term
      liabilities		   	    5,082,606	      1,887,050


Deferred income taxes			551,742	      1,098,672

Commitments and Contingencies		   -		    -


Stockholders' Equity:
	Common stock - $.66 2/3 par value,
       Authorized 35,000,000 shares;
	issued 13,828,793 shares    9,219,195		9,219,195
	Additional paid-in capital  6,497,954		6,499,554
	Retained earnings		   24,461,288	     24,426,345
	Treasury shares - at cost (1,945,488 shares in 2002
		and 1,896,052
            shares in 2001)	(10,533,177)	   (10,345,168)

	Total stockholders'
       equity			  29,645,260	     29,799,926


	Total		             $41,218,867	    $39,247,292


CONSOLIDATED STATEMENTS OF INCOME

Years ended May 31, 2002, 2001 and 2000

	            2002	          2001	          2000
Revenues:
Net sales	 $104,572,608	$102,796,741 	$112,723,457
Other income, including gain on sale
of property and equipment of
$756,259  in 2002, $599,497
in 2001
and $250,180
in 2000 	   1,121,956	    985,741	 	     753,385
Investment
income	     197,686	    304,783		      67,454
Total
revenues	 105,892,250	104,087,265		 113,544,296


Cost And
Expenses:
Cost of
 sales	  54,257,812	 53,636,803	 	   57,146,571
Selling,
general
and
administrative
expenses	  47,107,554	46,153,184		   51,168,987
Interest	     110,932	     3,068	             -
Contributions to employee
401(k) profit-sharing
and employee stock
ownership
plans		     177,405	    181,055		      510,000
Restructuring
charge	        -		       -		     2,564,892
Total costs a
and expenses 101,653,703	  99,974,110	   111,390,450
Income before cumulative
effect of a change
in accounting
policy and
income taxes   4,238,547	    4,113,155	     2,153,846


Provision for income taxes:
Currently payable:
 Federal	   1,762,000	    1,678,000		1,242,000
 State	     225,000		199,000		  188,000
Deferred
 taxes	    (344,000)	     (464,000)	       (519,000)
Total provision
for income
taxes		   1,643,000	    1,413,000	        911,000
Net income
before
cumulative
effect of a
change in
accounting
policy	  2,595,547		    2,700,155	      1,242,846
Cumulative effect
of a change
in accounting
policy net
of taxes
of $262,037	    413,401	         -		            -

Net income	 $3,008,948	         $2,700,155	     $1,242,846

Per share of common stock:
Net income before cumulative
effect of a change
in accounting
policy		$0.22	               $0.23	         $0.10
Cumulative effect of a
change in accounting
policy net of
taxes		      $0.03	                -	 	            -
Basic earnings	$0.25	               $0.23	         $0.10
Diluted earnings	$0.25	               $0.23	          $0.10
Basic weighted
shares
outstanding	 11,898,097		    11,965,671		 12,154,057

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended May 31, 2002, 2001, and 2000

	                2002	         2001	         2000
Cash flows from
operating activities:
Net income		$3,008,948		$2,700,155		$1,242,846
Adjustment to
reconcile
net income
to net cash
provided
by operating
activities:
Cumulative
effect of
a change
in accounting
policy	       (413,401)	            -		      -
Depreciation
and
amortization	2,593,621		2,435,599		3,230,321
Deferred income
taxes			 (344,000)		 (464,000)		 (519,000)
Gain on sale of
property and
equipment		 (756,259)		 (599,497)		 (250,180)
Change in
operating
assets and
liabilities:
(Increase)
decrease
in
receivables -
net			 (648,679)		 (497,688)		1,631,229
(Increase)
decrease in
inventories		 (470,362)		 (697,415)		  586,264
(Increase)
decrease
in prepaid
expenses		(1,079,977)		  (71,729)		  145,045
Decrease in cash
surrender value
of insurance 	   50,614	    	    30,591		    2,618
(Decrease)
increase
in accounts
payable		 (121,246)		 (2,073,900)	1,308,713
Increase
(decrease)
in accrued
expenses		  (33,687)		   (795,999)	  784,993
Increase in salary
 continuation plan   86,568		83,542	   	  264,828

Net cash provided
by operating
activities	      1,939,514		49,659		8,427,677

Cash flows from investing
activities:
Purchase of
property,
plant and
equipment	  (5,236,601)		(2,443,988)		(1,065,586)
Proceeds from sale of
property, plant
and equipment  1,301,160	   	    253,972	 	 1,166,672
Cash received from disposal
of Nashville plant
and equipment	       --_		1,710,000		      -
Collection of notes
receivable		   42,399	         19,965_                  -
Investment securities available-for-sale:
Purchases		5,261,176)	    (10,123,555)		(6,909,902)
Proceeds from
disposals	      7,745,325		12,045,251		2,550,000

Net cash (used in)
 provided by
investing
activities	   (1,408,893)		  1,461,645		(4,258,816)

Cash flows from financing activities:
Debt proceeds	7,806,676		    860,100	 		-
Debt repayments	4,666,346)             -_
Increase (decrease) in checks
outstanding in
excess of bank
balances			(931,135)	     931,996	      (342,009)
Purchases of
treasury shares	      (193,419)	   (467,951)		(300,797)

Proceeds from
exercise of
stock option 		 3,810		 ---	                -----
Cash dividends paid (2,974,005)	  (2,960,245)	      (2,918,101)
Net cash (used in)
financing activities  (954,419)	  (1,636,100)	      (3,560,907)

Net (decrease)
cash equivalents	    (423,798)	    (124,796)	         607,954
Cash and cash
equivalents
at beginning
of year			710,278	     835,074		   227,120
Cash and cash
equivalents at
end of year		$	286,480	$    710,278		$   835,074

Supplemental information
Cash paid durint
the year for:
Income taxes	$   2,343,597	$  1,898,808	      $  1,349,392
Interest			110,932		 3,068			--_

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended May 31, 2002, 2001 and 2000

		Additional			Total
	Common	Paid-in	Retained	Treasury	Stockholders'
	Stock 	Capital 	Earnings 	Shares 	Equity

Balance - May 31 1999		$	9,219,195		$	6,499,554		$
	26,361,690		$	(9,576,420	)	$	32,504,019

	Net income - 2000			-____			-___
	1,242,846			-___			1,242,846
	Cash dividends declared -
		$.24 per share			-____			-___
	(2,918,101	)		-___			(2,918,101	)
	Treasury shares purchased			-____			-___
	-___			(300,797	)		(300,797	)

Balance - May 31 2000			9,219,195			6,499,554
	24,686,435			(9,877,217	)		30,527,967

	Net income - 2001			-____			-___
	2,700,155			-___			2,700,155
	Cash dividends declared -
		$.25 per share			-____			-___
	(2,960,245	)		-___			(2,960,245	)
	Treasury shares purchased			-____			-___
	-___			(467,951	)		(467,951	)

		Balance - May 31 2001			9,219,195
	6,499,554			24,426,345			(10,345,168	)
	29,799,926

	Net income - 2002			-____			-___
	3,008,948			-___			3,008,948
	Cash dividends declared -
		$.25 per share			-____			-___
	(2,974,005	)		-___			(2,974,005	)
	Treasury shares purchased			-____			-___
	-___			(193,419	)		(193,419	)
	Stock options exercised			-____			(1,600	)
	-___			5,410			3,810

		Balance - May 31, 2002	 	$	9,219,195		$
	6,497,954		$	24,461,288		$	(10,533,177	)	$
	29,645,260





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Golden Enterprises, Inc. and subsidiary ("Company") conform to accounting principles generally accepted in the United States of America nd to general principles within the snack foods industry.
The following is a description of the more significant accounting policies:

Nature of the Business
The Company manufactures and distributes a full line of snack items that are sold through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States.

Consolidation
The consolidated financial statements include the accounts of Golden Enterprises, Inc. and its wholly-owned subsidiary, Golden Flake Snack Foods, Inc., (the "Company"). All significant intercompany transactions and balances have been eliminated.

Revenue Recognition
The Company recognizes sales and related costs upon delivery or shipment of products to its customers. Sales are reduced by returns and allowances to customers.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Investment Securities
Investment securities at May 31, 2002 are principally instruments of municipalities and of short-term mutual municipal funds. The Company currently classifies all investment securities as available-for-sale. Securities accounted for as available-for-sale include bonds, notes, common stock and non-redeemable preferred stock not classified as either held-to-maturity or trading.
Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders' equity.
Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

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



Self-Insurance
Self-insurance reserves are established for estimated losses for automobile liability, general liability, workers' compensation and property losses based on claims filed and claims incurred but not reported.
These reserves are necessarily based on estimates;
thus actual results may differ. The Company is insured for losses in excess of $150,000, $150,000, $250,000 and $100,000 per occurrence for automobile liability, generally liability, workers' compensation and property losses, respectively.

Advertising
The Company expenses advertising costs as incurred.
These costs amounted to $5,344,366, $6,043,507 and $5,648,140 for the fiscal years 2002, 2001, and 2000, respectively, and are included in selling, general and administrative expenses in the Consolidated Statement of Income.

Income Taxes
Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Segment Information
The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions. The Company's sales are generated primarily within the United States of America.

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

Recent Issued Accounting Standards
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchases method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. The adopting of SFAS 141 had no impact on the Company's results of operations or financial condition.
SFAS 142 is effective for the Company as of June 1, 2002.
In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment testing. Intangible assets with finite lives will continue to be amortized over their useful lives. SFAS 142 requires an initial goodwill and indefinite lived intangible asset impairment assessments in the year of adoption, and at a minimum, annual impairment testing thereafter. The adoption of SFAS 142 is not expected to have a material impact on the Company's results of operations or financial conditions.


Recent Issued Accounting Standards - Continued

In August 2001, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards
No. 144, Accounting for the Impairment or Disposal of
Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. SFAS 144 is effective for the Company as of June 1, 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's results of operations or financial condition.

In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-09 Accounting for Consideration
Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) effective for annual or interim periods beginning after December 15, 2001. This issue addresses the recognition, measurement and income statement classification for certain sales incentives.
The Company implemented this new accounting policy in the fourth quarter of fiscal 2002. The effect of this accounting change is to adopt this policy as of the beginning of fiscal 2002
(June 1, 2001). Certain of these expenses, including slotting fees, previously classified as selling, general and administrative expenses, are now characterized as offsets to net sales. Reclassifications have been made to prior period financial statements to conform to current year presentation. Total vendor sales incentives now characterized as reductions of net sales that previously would have been classified as selling, general and administrative expenses were approximately $11.7 million, $12.9 million and $13.4 million for the years ended 2002, 2001 and 2000, respectively. There was no resulting impact on net income from adopting EITF 01-09.

Stock Compensation
The Company has elected to follow Accounting
Principles Board Opinion No. 25, Accounting for Stock
Issued to Employees (APB 25), and related interpretations in accounting for its employees stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized
(see Note 12).

Reclassifications
Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE 2 - INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair value of the investment securities available-for-sale as of May 31, 2002 and 2001, are as follows:

	                                  May 31, 2002
		                       Gross	  Gross
	             Amortized	Unrealized	Unrealized
	                Cost	   Gains	  Losses   Fair Value

Municipal
obligations	         $	-___	$	-	$	-	$	-___
Mutual funds	    15,998		-		-	  15,998

		         $15,998	$	-	$	-	$ 15,998


		                     Gross	   Gross
	             Amortized  Unrealized	 Unrealized
	              Cost	    Gains	  Losses   Fair Value

Municipal
obligations	    $	625,326	$	-	$	-	$ 625,326
Mutual funds    1,874,821	       -		-	1,874,821

		    $2,500,147	$	-	$	-    $2,500,147


Maturities of investment securities classified as available-for-sale at May 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties

	Amortized
	Cost	Fair Value
Investment securities available-for-sale:
	Due within one year	$	15,998	$	15,998
	Due after one year
through three years		        -		         -
	Due after three years
through five years	 		  -		         -
		Total		     $	15,998	$	15,998

Proceeds from sales of investment securities available-for-sale during fiscal 2002, 2001 and 2000 were $7,745,325, $12,045,251 and
$2,550,000, respectively. No gains or
losses were realized on those sales for fiscal 2002, 2001 and 2000.

NOTE 3 - CHANGE IN ACCOUNTING POLICY

The Company changed its accounting policy in the fourth quarter of fiscal 2002 with regard to slotting fees.
The effect of this accounting change was to adopt this policy as of the beginning of fiscal 2002 (June 1, 2001).
 Previously, slotting fees were expensed as incurred.
The Company changed this accounting policy to capitalize and amortize such costs over the expected benefit period, which is generally one year. This change in accounting policy was made to more closely match the cost of the shelf space obtained with the slotting fees with the revenues produced by the shelf space. The cumulative effect of this change in accounting policy resulted in a noncash cumulative adjustment of $413,401
($0.03 per share), net of taxes. The accounting change also increased net income before the cumulative effect in 2002 by $197,141 ($0.02 per share). The effect on income in 2001 and 2000 has not been determined. Quarterly results for 2002 reflecting this change in accounting are included in Note 17, Quarterly
Results of Operations. Pro forma earnings per s hare amounts for previous quarters, assuming the new policy was applied retroactively, are as follows:

Basic earnings per share:	 First  	 Second 	 Third
Net income - as reported	$	.09	$	.05	$	.09
Net income - pro forma		      .09		.05		.09

Diluted earnings per share:
Net income - as reported	$	.09	$	.05	$	.09
Net income - pro forma		      .09		.05		.09



NOTE 4 - NOTES RECEIVABLE

Notes receivable as of May 31, 2002 and 2001 consist of the following:
	                                2002       	2001
8% note, due in 120 monthly
installments of $1,092
through November 1, 2010,
collateralized by
equipment and
personal guarantee	         $	80,625 	$	86,999

8% note, due in 120 monthly
installments of $3,640
 through November 1, 2010,
collateralized by property		268,749 		289,995

8% note, due in 360 monthly
installments of $12,474
through November 1, 2030,
collateriazed by property	    1,678,262 	     1,693,041
			                2,027,636 	     2,070,035


Less current
portion		    45,918 		    42,399
		     $ 1,981,718 	      $2,027,636



	Maturities at May 31,
		2004	      $	49,729
		2005		      53,856
		2006		      58,327
		2007		      63,168
		2008		      68,410
		Thereafter	   1,688,228


NOTE 5 - PREPAID EXPENSES

At May 31, prepaid expenses consist of the following:
	                             2002 	        2001

Prepaid Slotting fees	     $ 1,001,086	     $	-____
Other prepaid expenses 	 	 3,029,951		  2,275,659

		                  $4,031,037	       $2,275,659



NOTE 6 - RESTRUCTURING CHARGES

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


NOTE 7 - OTHER ACCRUED EXPENSES

At May 31, other accrued expenses consist of the
following:
		                   2002	         2001

Accrued payroll	        $ 490,000 	$ 288,406
Other accrued expenses	    485,047 	  652,954

		              $ 975,047 	$ 941,360

NOTE 8 - NOTES PAYABLE - LINE OF CREDIT

Notes payable - line of credit consists of a revolving line of credit with a balance of $478,894 at May 31, 2002. The interest rate varies with the bank's prime
2003. (4.75% at May 31, 2002) with principal and
2004. interest due December 31, 2002.

NOTE 9 - LONG-TERM LIABILITIES
				                  2002
Long-term debt consist of the following:

Note payable - bank - payable in equal monthly
installments of $41,688 including interest at
the LIBOR index rate plus 1.75%
3.59% at May 31, 2002) through April 3, 2011,
secured by equipment	             $	3,521,536

		  Less: current portion		  371,516

			                  $	3,150,020

	Maturities at May 31,
	2004	      $	 393,916
	2005		       408,292
	2006		       423,194
	2007		       438,639
	2008		       454,648
	Thereafter		1,031,331

Other long-term obligations at May 31,2002 and 2001 consist of the following:



		                      2002	          2001

Salary continuation plan	$2,014,391 		$1,927,823
	Less current portion 	   (81,805)	         (40,773)

		                  $1,932,586 		$1,887,050

The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives. The Company recognized compensation expense of approximately
$127,000, $121,000 and $265,000 for fiscal
2002, 2001and 2000 respectively.

NOTE 10 - INCOME TAXES

The effective tax rate for continuing operations differs from the expected tax using statutory rates.
A reconciliation between the expected tax and the actual income tax expense follows:

	                  2002 	     2001	        2000

Tax on income at
statutory rates	   $ 1,441,000    $1,398,000	$732,000
Increase (decrease)
resulting from:
State income
taxes, less
Federal income
tax benefit	             149,000 	 131,000 	  124,000
Tax exempt interest	 (9,000)	 (59,000)	  (20,000)
Other - net		       62,000	 (57,000)	   75,000

	Total	     $    1,643,000   $ 1,413,000 	 $ 911,000

The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:



 		                       2002	      2001
Deferred tax assets
Salary continuation plan	$ 723,500 	  $ 692,500
Allowance for
doubtful accounts			   66,674 	    117,674
					  790,174 	    810,174

Deferred tax liabilities
Property and equipment		 1,275,242 	   1,791,172
Prepaid expenses			   674,163 	     260,196
		       1,949,405 	   2,051,368

Total				$	(1,159,231)	    $ (1,241,194)


NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company has trusteed Qualified Profit-Sharing
Plans that were amended and restated effective
June 1, 1996 to add a 401(k) salary reduction provision. Under this provision, employees can contribute up to fifteen percent of their compensation to the plan on a pretax basis subject to regulatory limits; and the Company, at its discretion, can match up to 4 percent of the participants' compensation.
The annual contributions to the plans are determined by the Board of Directors. Total plan expenses for the years ended May 31, 2002, 2001 and 2000 were $177,405, $181,055, and $255,000, respectively.

The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual contributions to the plan are amounts determined by the Board of Directors of the Company. Annual contributions are made in cash or common stock of the Company. The Employee
Stock Ownership Plan expenses for the years ended
May 31, 2002, 2001 and 2000 were $-0-, $-0-, and
$ 255,000, respectively. Each participant's account is credited with an allocation of shares acquired with the Company's annual contributions, dividends received on ESOP shares and forfeitures of terminated participants' nonvested accounts.

The contributions to the 401(k) Profit-Sharing Plans and the Employees Stock Ownership Plan may not exceed fifteen percent of the total compensation of all participating employees. The Company expects to continue these plans indefinitely; however, the rights to modify, amend or terminate the plans have been reserved.

The Company has a salary continuation plan with certain of its key officers whereby monthly benefits will be paid for a period of fifteen years following retirement. The Company is accruing the present value of such retirement benefits until the key officers reach normal retirement age at which time the principal portion of the retirement benefits paid are applied to the liability previously accrued.
The change in the liability for the Salary
Continuation Plan is as follows:


May 31, 2002, 2001 and 2000
		                       002	    2001

Accrued Salary Continuation
Plan - beginning of year	$1,927,823 	$1,844,281

	Benefits Accrued		   127,341 	   121,190

	Benefits Paid		   (40,773)	   (37,648)

	Accrued Salary
      Continuation
      Plan - end of year      $2,014,391   $1,927,823

NOTE 12 - STOCK OPTIONS AND LONG-TERM INCENTIVE PLANS

The Company has a stock option plan and a long-term incentive plan currently in effect under which future grants may be issued: the 1988 Stock Option a nd Stock Appreciation Plan (the 1988 Plan) and the 1996
Long-Term Incentive Plan (the 1996 Plan). The Plans are administered by the Stock Option Committee of the Board of Directors, which has sole discretion, subject to the terms of the Plans, to determine those employees including executive officers, eligible to receive awards and the amount and type of such awards. The Stock Option Committee also has the authority to interpret the Plans, formulate the terms and conditions of award agreements, and make all other determinations required in the administration thereof. All options outstanding at the end of 2002, 2001 and 2000 are exercisable.

The 1988 Plan provides that non-qualified stock options and stock appreciation rights may be granted to key employees for up to 400,000 shares of the Company's common stock. The options and stock appreciation rights are exercisable three years after date of grant.
The option price may be less than, equal to or greater than the fair market value of the stock on the date of grant. Each stock appreciation right entitles the option holder, upon exercise of the related stock option, to receive from the Company the amount of the appreciation in the underlying common stock as determined by the excess of the fair market value of a share of common stock on the exercise date of the related stock option over the option price. The options and stock appreciation rights granted, if not exercised, will expire three months from the date they are exercisable. There were no stock options and stock appreciation rights outstanding under this Plan at May 31, 2002, 2001 and 2000; however, there were 175,500 shares available for granting of additional options. The 1988 Plan expires July 6, 2002 except as to options and stock appreciation rights outstanding on that date; but, the rights to amend, suspend or terminate the Plan have been reserved.

The 1996 Plan provides for the granting of Incentive
Stock Options as defined under the Internal Revenue
Code. Under the Plan, grants may be made to selected officers and employees, of incentive stock options with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company's stock at the date of grant. Five hundred thousand shares of the Company's stock have been reserved for issuance under this Plan. The following is a summary of transactions:


Shares Under Option
	      2002	          2001	                      2000

	   Weighted	             Weighted	            Weighted
	   Average	             Average	            Average
	   Exercise	             Exercise	           Exercise
Shares    Price	  Shares	  Price	 Shares	Price
Outstanding -
beginning
of year	       40,000	  3.50   340,000	6.92	340,000    6.92
Granted          330,000	  3.81	  -	  -	   -	        -
Exercised..  (     1,000)       3.81	  -	  -	   -	        -
Forfieted	         -	         -	        -	   -	   -	        -
Cancelled	         -           -    (300,000) 7.38	   -	        -

Outstanding -
end of year      369,000	 3.78	    40,000	3.50	340,000     6.92

The Company has elected to follow Accounting Principles
Board Opinion No. 25, Accounting for Stock Issued to
Employees (APB25) and related Interpretation in accounting for its Employee Stock Options rather than the Statement of Financial Accounting
Standards No. 123, Accounting for Stock-Based
Compensation. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Proform a information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The per share weighted average fair value of the stock options granted during fiscal
 2002 was $.25. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate 5.05 percent; dividend yield 6.56 percent; expected option life of 5 years; and expected volatility of 15 percent. No options were granted during 2001 or 2000.

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

The Company's actual and proform a information is as follows:

	               2002	      2001	       2000
  Net income:
   As reported	$3,008,948	 $2,700,155	  $1,242,846
	Pro forma	 2,956,659	  2,700,155	   1,242,846
	Basic
      earnings
      per share:
	As reported	$	.25	$       .23	   $	    .10
	Pro forma	     	.25	        .23	          .10
	Diluted earnings
      per share:
	As reported	$     .25	$       .23	   $	    .10
	Pro forma	      .25	 	  .23	          .10


NOTE 13 - NET INCOME PER SHARE

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

	Average Common Stock Shares

					2002	  2001	  2000

Basic weighted
shares
outstanding	          11,898,097  11,965,671  12,154,057
Effects of options	   2,796   	   2,152 	 -

Diluted shares	    11,900,893  11,967,823 112,154,057


NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
INSTRUMENTS

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

The fair values of investment securities have been determined using values supplied by independent pricing services and are disclosed together with carrying amounts in Note 2. The fair value of notes receivable is estimated by using a discount rate that approximates the current rate for comparable notes.
 At May 31, 2002 and 2001 the aggregate fair value was approximately $2,208,839 and $2,160,906 compared to a carrying amount of $2,027,636 and $2,070,035, respectively.

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


NOTE 15 - COMMITMENTS AND CONTINGENCIES

Rental expense was $547,742 in 2002, $410,189 in 2001, and
$498,307 in 2000.  At May 31, 2002, the Company was
obligated under certain operating leases for buildings, office space and equipment. The following amounts represent future payment commitments under these leases:

	May 31,	Office Space	Equipment	Total

	2003	       $24,000	     $187,000	$211,000
	2004		    -___		187,000	 187,000
	2005		    -___		-___		-___

The Company leases equipment for approximately $16,000 per month from a company which is principally owned by a major shareholder of Golden Enterprises, Inc.

The Company leases its airplane to a major shareholder of the Company for approximately $20,000 per month.
The lease provides for his personal use of the airplane for up to 100 flight hours per year and is for a term of one year with automatic renewal at the option of either party.

The Company had letters of credit in the amount of $1,500,000 outstanding at May 31, 2002, and $2,000,000 outstanding at May 31, 2001 to support the Company's commercial self-insurance program. The Company pays a commitment fee of 0.375% to maintain the letters of credit.


NOTE 16 -CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

The Company maintains its cash accounts primarily with banks located in Alabama. The total cash balances are insured by the F.D.I.C. up to $100,000 per bank. The Company had cash balances on deposit with an Alabama bank at May 31, 2002 that exceeded the balance insured by the F.D.I.C. in the amount of $625,175.

The Company's trade receivables result primarily from its snack food operations and reflect a broad customer base, primarily large grocery store chains located in the southeastern United States. The Company routinely assesses the financial strength of its customers.
As a consequence, concentrations of credit risk are limited.


NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations of the years ended May 31, 2002 and 2001.

							        Per Share
			Total Revenues	Net Income	  Net Income
Quarter
2002
	First	     $ 26,108,693	 	$ 1,059,969 	$0.09
	Second	 25,130,769 	    565,404	 	 0.05
	Third	   	 27,137,452 	  1,122,950  	 0.09
	Fourth 	 27,515,336 	    260,925        0.02
	For the
      year	     $ 105,892,250 	$ 3,008,948 	$0.25

2001
	First       $ 26,573,809 	$ 1,272,111 	$0.11
	Second	  25,457,003 	  1,079,301		 0.09
	Third	 	  25,721,660 	    389,156	 	 0.03
	Fourth	  26,334,793 	    (40,413)	 0.00
	For the
      year	      $104,087,265 	$ 2,700,155 	$0.23

Revenues for the quarterly information have been adjusted from the amounts previously reported in the Company's 10-Q's. The revised amounts reflect the adoption of EITF 01-9, which requires reclassification of certain expenses. The reclassification involves removing certain expenses from selling, general and administrative expenses and including them as a direct reduction of revenues. The adoption of EITF 01-9 does not affect net income. Quarterly net income amounts for 2002 have been adjusted from amounts reported in the company's 10-Q's to reflect the change in accounting discussed in Note 3.

NOTE 18 - SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

The following tabulation gives certain supplementary statement of income information for continuing operations for the years ended May 31, 2002, 2001 and 2000:

	                     2002	  2001	    2000
	Maintenance and
       repairs	    $ 5,290,498	$5,375,639	 $ 5,889,306
	Depreciation
      and
      amortization 	2,593,621 	 2,435,599 	    3,230,321
	Payroll taxes 	2,473,871 	 2,388,828 	    2,599,980
	Advertising
      costs		      5,344,366 	 6,043,507 	    5,648,140

Amounts for depreciation and amortization of intangible assets, royalties, other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

SUPPLEMENTAL FINANCIAL INFORMATION

Selected quarterly financial data for the fiscal years ended May 31, 2002 and 2001
(unaudited)

(Dollar amounts in thousands, except per share data)


			First	      Second	Third	      Fourth
			Quarter	Quarter	Quarter	Quarter
2002

Total
revenues	      $26,109     $25,131	$27,137	$27,515

Income before
income taxes	$1,675	   $920	 $1,787	   $533

Net income		$1,060	   $565	 $1,123	   $261

Net income
per share	       $0.09	   $0.05	  $0.09	  $0.02

Cash dividends
per share	     $0.0625	$0.0625	$0.0625	$0.0625


2001

Total
revenues	     $26,574	$25,457	$25,722	$26,335

Income before
income taxes	$2,004	$1,689	    $598	  $(178)

Net income		$1,272	$1,079	     $389	   $(40)

Net income
per share	        $0.11	 $0.09	     $0.03	   $0.00

Cash dividends
per share	       $0.0600$0.0625	          $0.0625	 $0.0625


Revenues for the quarterly information have been adjusted from the amounts previously reported in the Company's
10-Q's. The revised amounts reflect the adoption of EITF 01-9, which requires reclassification of certain expenses. The reclassification involves removing certain expenses from selling, general and administrative expenses and including them as a direct reduction of revenues. Quarterly net income amounts for 2002 have been adjusted from amounts reported in the company's
10-Q's to reflect the change in accounting discussed in Note 3 to the Company's consolidated financial statements.

ITEM 9. -	CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS	ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

Not Applicable.



PART III

ITEM 10. -	DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

ITEM 11. -	EXECUTIVE COMPENSATION

ITEM 12. -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
		AND RELATED STOCKHOLDER MATTERS

ITEM 13. -	CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

	With the exception of a description of Executive
Officers of The Registrant which appears on page 5 herein, Part III is omitted because prior to September 28, 2002, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation
14A which involves the election of directors.

PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. and 2. LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

	The following consolidated financial statements of Golden Enterprises, Inc. and subsidiary required to be included in Item 8 are listed below:

	Consolidated Balance Sheets - May 31, 2002 and 2001

	Consolidated Statements of Income - Years ended
May 31, 2002, 2001 and 2000

	Consolidated Statements of Changes in Stockholders'
Equity - Years ended May 31, 2002, 2001 and   2000

	Consolidated Statements of Cash Flows - Years ended
May 31, 2002, 2001 and 2000

	Notes to Consolidated Financial Statements

	The following consolidated financial statements schedule is included in Item 14 (d):

	Schedule II - Valuation and Qualifying Accounts

	All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

	3. Exhibits:

10.1 - A copy of Contract for Sale and Purchase of
Ocala, Florida surplus property dated January 24, 2002.

10.2 - A copy of Amendment to Salary Continuation Plan,
Retirement and Disability for F. Wayne Pate dated
April 9, 2002.

10.3 - A copy of Amendment to Salary Continuation Plan,
Retirement and Disability for John S. Stein dated
April 9, 2002.

10.4 - A copy of Amendment to Salary Continuation Plan,
Death Benefits for John S. Stein dated April 9, 2002.

10.5 - A copy of Retirement and Consulting Agreement for John S. Stein dated April 9, 2002.

10.6 - A copy of Salary Continuation Plan for Mark W.
McCutcheon dated May 15, 2002.

10.7 - A copy of Trust Under Salary Continuation Plan for
Mark W. McCutcheon dated May 15, 2002.

	18.1 - A copy of a letter from Dudley, Hopton-Jones, Sims & Freeman PLLP the Company's independent accountant describing a change for the fiscal year ended May 31, 2002 in the method of accounting for slotting fees from expensing the costs as incurred to capitalizing and amortizing such costs over the expected benefit period, which is generally one year.

(b) Report on Form 8-K - The Registrant did not file a
Form 8-K report during the last quarter of the period covered by this report.

	(c)  Exhibits. See (a) 3. above.

(c) Financial Statement Schedules. The
response to this portion of Item 14, is submitted under
Item 	14.(a) 1. and 2. above.

Signatures

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Enterprises, Inc.

By	August 24, 2002
	John H. Shannon	Date
	Vice President, Principal Financial
	Officer and Controller

   Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	  Title	Date


Chairman of the Board	August 24, 2002



Chief Executive	      August 24, 2002
Officer, President and Director


Vice President,
Secretary,	          August 24, 2002
Principal Financial Officer
and Controller

Director	         August 24, 2002



Director	        August 24, 2002



Director	       August 24, 2002



Director	       August 24, 2002



 Director	       August 24, 2002



Director	       August 24, 2002



Director	      August 24, 2002



Director	      August 24, 2002

Schedule II

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

Years ended May 31, 2000, 2001, and 2002


				       Additions
			Balance at	 Charged to		      Balance
Allowance for	Beginning	 Costs and		      at End
Doubtful Accounts	 of Year	  Expenses	Deductions	of Year


Year ended
May 31, 2000	$111,000	$690,983	$201,983	$600,000

Year ended
May 31, 2001	$600,000	$(194,938)	$58,962	$346,100

Year ended
May 31, 2002	$346,100	$(113,175)	$36,825	$196,100

INDEX TO EXHIBITS

Exhibit Number	Page

10.1	A copy of Contract for Sale and Purchase of Ocala, Florida surplus property dated January 24, 2002.

10.2 A copy of Amendment to Salary Continuation Plan, Retirement
10.3 and Disability for F. Wayne Pate dated April 9, 2002.

10.4 A copy of Amendment to Salary Continuation Plan, Retirement

10.5 and Disability for John S. Stein dated April 9, 2002.

10.4 A copy of Amendment to Salary Continuation Plan, Death
10.5 Benefits for John S. Stein dated April 9, 2002.

10.6 A copy of Retirement and Consulting Agreement for

10.7 John S. Stein dated April 9, 2002.

10.6 A copy of Salary Continuation Plan for Mark W.
10.7 McCutcheon dated May 15, 2002.

10.8 A copy of Trust Under Salary Continuation Plan for

10.9 Mark W. McCutcheon dated May 15, 2002.

18.1 A copy of a letter from Dudley, Hopton-Jones, Sims & Freeman PLLP the Company's independent accountant describing a change for the fiscal year ended May 31, 2002 in the method of accounting for slotting fees from expensing the costs as incurred to capitalizing and amortizing such costs over the expected benefit period, which is generally one year.