Form 10-K/A
period 2002-05-31
GOLDEN ENTERPRISES INC
filed 2002-10-04
CIK 42228

FORM 10-K-A
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE
	 ACT OF 1934
For the fiscal year ended May 31, 2002

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

Golden Enterprises, Inc.


 By	/s/John H. Shannon                      August 24, 2002
	John H. Shannon	                            Date
	Vice President, Principal Financial
	Officer and Controller

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	                  Title	                   Date


/s/John S. Stein	        Chairman of the Board	        August 24, 2002



/s/Mark W. McCutcheon	  Chief Executive	              August 24, 2002
		              Officer, President
                          and Director


/s/John H. Shannon  	   Vice President, Secretary,	  August 24, 2002
		               Principal Financial Officer
		               and Controller

/s/F. Wayne Pate      	    Director	              August 24, 2002



/s/Edward R. Pascoe	    Director	              August 24, 2002



/s/John P. McKelroy, Jr.    Director	              August 24, 2002



/s/James I. Rotenstreich    Director	              August 24, 2002



                            Director	              August 24, 2002



                            Director	              August 24, 2002



/s/J. Wallace Nall, Jr.     Director	              August 24, 2002



/s/Joann F. Bashinsky       Director	              August 24, 2002