Form 10-Q
period 2002-08-31
GOLDEN ENTERPRISES INC
filed 2002-10-16
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

OR

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to___________________

Commission file number __________0-4339_________________

(Exact name of registrant as specified in its charter)

	DELAWARE					63-0250005
__________________________             _____________________________
(State or other jurisdiction of		 (I.R.S.   Employer
  incorporation or organization)		  Identification No.)

Suite 208, 2140 11th Avenue, South
           Birmingham, Alabama			  35205
_____________________________      __________________________

(205) 933-9300
(Registrants telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__  No _____

  Indicate the number of shares outstanding of each of the issuers classes of common stock, as of September 30, 2002.

							Outstanding at
	Class						September 30, 2002
Common Stock, Par Value $0.66 2/3		    11,883,305











GOLDEN ENTERPRISES, INC.

INDEX



Part I.			Financial Information		       Page No.


Item 1		Condensed Consolidated Balance Sheets
                	 August 31, 2002 and May 31, 2002	             3

Item 1		Condensed Consolidated Statements
of Operations Three Months and
Nine Months ended		 	           4
		August 31, 2002 and 2001

Item 1		Condensed Consolidated Statements
of Cash	Flows- Three Months Ended	          5
	            August 31, 2002 and 2001

Item 1		Notes to Condensed Consolidated Financial
		Statements				         6

Item 1		Independent Accountants Report	        7

Item 2		Managements Discussion and Analysis
of Financial  Condition and Results of
Operations				8,9,10,11

Item 3		 Quantitative and Qualitative
		 Disclosure About Market Risk		        12

Item 4		Controls and Procedures	                     12


Part II.		Other Information


Item 6		Exhibits and Report on Form 8-K	       13













                        PART I.  FINANCIAL INFORMATION

                        GOLDEN ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                             August 31,         May 31,
                                               2002               2002
                                             (Uaudited)        (Audited)
                ASSETS

Cash and cash equivalents                   $283,264          $286,480
Investment Securities                       $817,011	           $15,998
Receivables, net                           $8,805,399       $9,750,661
Note Receivable, current                      $46,842           $45,918
 Inventories:
Raw material and supplies                 $1,909,651	      $1,605,640
Finished goods                            $3,626,767      $3,604,482

                                          $5,536,418       $5,210,122

Prepaid expense                           $5,705,158      $3,604,482

Total current assets                     $21,194,092   $19,340,216

Property, plant and equipment,
     net    			      $16,605,264    $17,096,260
Long-term Note Receivable             $1,969,656    $1,981,718
Other assets                          $2,800,674    $2,800,673
                                     $42,569,686    $41,218,867

                LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities:
Checks outstanding in excess of
 bank balance                          $2,091,292	  $621,326
Accounts payable                       $4,422,507      2,803,182
Accrued and deferred income taxes        $673,663       $607,489
Other accrued expenses                  $928,002	  $975,047
Salary continuation plan                 $83,452             $81,805
Note payable- bank, current             $390,697           $850,410

Total current liabilities             $8,589,613        $5,939,259

     Long-Term Liabilities:
Salary Continuation Plan               $1,917,845       $1,932,586
Note payable- bank, non-current        $2,685,569      $3,150,020

Total long-term liabilities:           $4,603,414       $5,082,606
 Deferred income taxes                   $507,788          $551,742


     Stockholders Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares Authorized
Issued 13,828,793 shares                      $9,219,195       $9,219,195
Additional paid-in capital                    $6,497,954       $6,497,954
Retained earnings                            $23,684,899     $24,461,288
                                             $39,402,048     $40,178,437

Less:  Cost of common shares in treasury
       (1,892,052 at May 31, 2001 and
       1,908,374 shares at
       (August 31, 2001)                  -$10,533,177      -$10,533,177

Total stockholders equity                 $28,868,871        $29,645,260

     Total                                 $42,569,686        $41,218,867

See Accompanying Notes to Consolidated Condensed Financial Statements


                     GOLDEN ENTERPRISES, INC & SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                   Three Months Ended
                                                       AUGUST 31,
                                               2002              2001

(UNAUDITED)

 Net Sales                                 $28,803,423      $25,856,724
 Cost of Sales                             $12,897,329      $13,034,203
 Cost Margin                               $11,906,094      $12,822,521

  Selling, general and administrative
        expense                           $12,195,897         $11,367,141
    Operating income		           $  (289,803)        $  1,455,380
  Other income (expenses):
     Investment Income        	  $      41,418          $     65,866
     Gain on sale of assets	          $   237,288          $    157,291
     Other income                       $    23,339          $     28,812
Interest expense                       $   (70,101)          $    (32,475)
       Total other income (expenses)     $  231,944	        $  219,494

Income (loss) before income taxes     $    (57,859)         $ 1,674,874
  Income tax expense                  $    (24,178)         $    614,905
Net income (loss)                     $    (33,681)         $ 1,059,969

PER SHARE OF COMMON STOCK:
  Net income                                  $0.00               $0.09

Weighted average number of common
  shares outstanding                      11,883,305         11,927,662
Cash dividend paid per share
    of common stock                          $0.0625            $0.0625


See Accompanying Notes to Consolidated Condensed Financial Statements.
ITEM 1
                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (UNAUDITED)

                                             THREE MONTHS ENDED
                                       August 31,          August 31,
                                          2002                 2001

Cash flows from operating activities:
  Net income                             -$33,681        $1,059,969
    Adjustment to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization        $662,302          $625,782
    Deferred income taxes                -$43,954          -$44,281
    Gain on sale of property and
        equipment                        -$237,288        -$157,291

Changes in operating assets and liabilities:
Decrease in receivable- net               $945,262        $595,672
(Increase) in  inventories               -$326,296       -$767,243
(Increase) in prepaid expenses          $1,674,121       -$581,874
(Increase) in other assets-long term           -$1            - $1
Increase in accounts payable            $1,619,325       $539,340
Increase in accrued income taxes           $66,174       $391,414
(Decrease) in accrued expenses            -$47,045        -$83,887
(Decrease) increase in salary
   continuation                           -$13,094         $21,944

Net cash provided (used) by
   operating activities                    $917,583     $1,599,544

Cash flows from investing activities:
Purchase of property, plant and equipment -$263,616       -$1,059,451
Proceeds from sale of property,
Plate and  equipment                       $329,598          $254,900
Collection of note receivable               $11,138           $10,285
Investment securities available- for sale:
   Purchases                              -$802,013      -$3,529,264
   Proceeds from disposal                        $0               $0
  Net cash (used in)
  Investing activities                    -$723,893     -$1,751,879

Cash flows from financing activities:
  Debt repayments                          $924,164              $0
Increase (decrease) in checks
outstanding in
   Excess of bank balances               $1,469,966           $586,023
Purchases of treasury sales                      $0                 $0
Cash dividend paid                        -$742,708          -$745,503


  Net cash used in financing activities    -$196,906          -$205,670

Net (decrease) increase in cash and
  cash equivalents                           -$3,216          -$358,005

Cash and cash equivalents at
  beginning of year                          $286,480           $710,278

Cash and cash equivalents at end of
quarter                                      $283,264            $352,273


Supplemental information:
  Cash paid during the year for:
   Income taxes                                  $300             $104,139
   Interest                                   $70,101              $32,475

See Accompanying Notes to Consolidated Condensed Financial Statements.



ITEM 1


GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1- BASIS OF PRESENTATION

1. The accompanying unaudited condensed consolidated
             financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information
and with the instructions to Form 10-Q and Article 10 to
Regulation S-X.  Accordingly, 	they do not include all
information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Golden Enterprises, Inc. and subsidiary
(the Company) Annual Report on Form 10-K for the year ended May 31, 2002.

As of June 1, 2001, the Company changed its method of
accounting with regard	to slotting fees.  The
Company previously expensed slotting fees as incurred.
As of June 1, 2001 payments for slotting fees were capitalized and amortized over the expected benefit period, which is generally one year. The change in accounting resulted in a pre-tax adjustment in the first quarter of fiscal 2002 of $63,241. The net effect increased earnings $38,285 net of $24,956 of taxes or $0.00 per share. This change in accounting also resulted in corresponding changes to net ncome, accrued income taxes and prepaid expenses in the Consolidated Statement of Cash flows (unaudited) for three-months ended August 31, 2001.







NOTE 2- RECLASSIFICATION

2. Reclassifications have been made in the first quarter of the fiscal year 2002 statement of operations to conform to
classifications used in the current year in accordance
with EITF No. 01-09, Accounting for Consideration
Given by a Vendor to a Customer or Reseller of the
Vendors Products.
	EITF 01-09 was effective for the Company beginning March 1,
2002 and requires certain payments made to customers by the Company, that were previously classified as selling, general and administrative expenses to be classified as reductions in net sales. The Company
reclassified as	reductions in net sales approximately $2,935,000 of
selling expenses, which	were previously classified as selling, general and
administrative expenses	in the statement of operations for the period
ended August 31, 2001.

NOTE 3-

1. The results of operations for the three months ended August 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.




INDEPENDENT ACCOUNTANTS REPORT


We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of August 31, 2002 and the related interim consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Companys management.

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





Birmingham, Alabama
October 15, 2002			DUDLEY, HOPTON-JONES, SIMS &
FREEMAN PLLP


ITEM 2

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Basis of Presentation

	The Companys discussion and analysis of its financial condition and results of operations are based upon the accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article
10 to Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

	As of June 1, 2001, the Company changed its method of accounting with regard to slotting fees. The Company previously expensed slotting fees as incurred. As of June 1, 200l, payments for slotting fees were capitalized and amortized over the expected benefit period, which is generally one year. The change in accounting resulted in a pre-tax adjustment in the first quarter of fiscal 2002 of $63,241. The net effect increased earnings $38,285 net of $24,956 of taxes or $0.00 per share. This change in accounting also resulted in corresponding changes to net income, accrued income taxes and prepaid expenses in the Consolidated
Statement of Cash Flows (unaudited) for the three months ended August 31, 2001.

	Reclassifications have been made in the first quarter of fiscal 2002 statement of operations to conform to classifications used in the current year in accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, EITF
01-09 was effective for the Company beginning March 1, 2002 and requires certain payments made to customers by the Company that were previously classified as selling, general and administrative expenses, to be classified as reductions in net sales.
 The Company reclassified as reductions in net sales approximately $2,935,000 of selling expenses which were previously classified as selling, general and administrative expenses in the statement of operations for the period ended August 31, 2001.

Sale of Tennessee Plant

	The Company has received SEC comment letters regarding the Companys financial reporting of the sale of the Nashville, Tennessee
Plant to Tennessee Chips, LLC in the Companys 10-K Report filed on August 29, 2001. The Company reported a pre-tax gain of $425,375 on the sale of the Nashville Plant, and the SECs comments focus on the issue of whether or not a gain should have been recognized in the year of the sale or deferred. The Company has responded to the SECs comments, and management and the Companys Auditors believe that the Company properly reported the gain from the sale.
At the time
of this filing, the SEC was still considering this matter.
If the SEC ultimately concludes that the gain should have been deferred, then the earnings for the fiscal year ended May 31, 2001 would have to be restated and that restatement could impact previously reported earnings by not more than $270,000.

Accrued Expenses

	Management estimates certain material expenses in an effort to record those expensesin the period incurred. The most material accrued estimates relate to a salary continuation plan for certain key executives of the Company, and to insurance-related expenses, including self-insurance. Workers compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred, but not yet reported. These estimates are based on historical loss development factors. Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experienced for claims incurred but not yet reported. Differences in estimates and assumption could result in an accrual requirement materially different from the calculated accrual.

Other Matters

	The Company does not have off-balance sheet arrangement, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities. Transactions with related parties, reported in Note 15 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders for fiscal year ended
May 31, 2002 are conducted on an arms-length basis in the ordinary course of business.


Liquidity and Capital Resources

	Working Capital was $13.4 million at June 1, 2002 and $12.6 million at the end of the first quarter. Net cash provided by operating activities amounted to $0.92 million for the first quarter this year compared to $1.6 million for last years first quarter.

Additions to property, plant and equipment, net of disposals, were $0.17 million this year and $0.96 million last year.
Cash dividends of $0.74 million were paid during this years first quarter compared to $0.75 million last year. No cash was used to purchase treasury stock this year and $.05 million was used last year, and $0.80 million of cash was used to increase investment securities this year compared to a net increase in investment securities using $0.96 million of cash last year. The Companys current ratio was 2.47 to 1.00 at August 31, 2002.

Operating Results

	For the three months ended August 31, 2002, net sales decreased 4.1% from the comparable period in fiscal 2002. The decrease in sales is primarily attributed to an unprecedented sales weakness in the U.S. salty snacks category during the first quarter. This years first quarter cost of sales was 52.0% of net sales compared to 50.4% last year, and selling, general and administrative expenses were 49.2% of net sales this year and 44.0% last year. These cost and expense percentages were adversely affected by a combination of the decrease in net sales and significant increases in employee medical, workers compensation, general and auto liability insurance costs. The Company also invested heavily in advertising and promotional spending in its core market to match competitive activity during the first quarter of this year and last year.

	The Companys investment income decreased 37.1% from last year because investment levels and interest rates were lower.

	The Companys effective tax rate for the first quarter was -41.8% compared to 36.7% for last years first quarter.


Managements Discussion and Analysis of
Financial Condition and Results of Operations


Market Risk


	The principal markets risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, bank loans, and commodity prices, affecting the cost of its raw materials.

	The Companys investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds. Assuming August 31, 2002 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $8,170 on an annual basis and interest expense by $30,763.

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


Forward-Looking Statements

	This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs and effectiveness of sales and marketing activities, as described in the Companys filings with the Securities and Exchange Commission.




ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK


	Included in Item 2, Managements Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 11.


ITEM 4


Controls and Procedures

	Within the 90 days prior to the date of this Report, The Company carried out an evaluation, under the supervision and with the participation of the Companys management, including the Companys Chief Executive Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the Companys Disclosure Controls and Procedures pursuant to Exchange Act
Rule 13a-14.  Based upon that evaluation, The Chief Executive Officer and
Chief Financial Officer concluded that the Companys Disclosure Controls and Procedures are effective. There were no significant changes in the Companys internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.





PART II.  OTHER INFORMATION


Item 6.  	Exhibits and Reports on Form 8-K


(a)	Exhibit 99.1 Certification by Mark W. McCutcheon pursuant to 18
U.S.C. Section	1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification by John H. Shannon pursuant to 18
U.S.C. Section	1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.


(b)	Reports on Form 8-K:

On August 29, 2002, we filed a current report on Form 8-K dated August 29, 2002 disclosing that on August 29, 2002, we transmitted to the Securities and Exchange Commission certifications by the Companys Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the Companys Form 10-K for the fiscal year ended May
31, 2002.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





GOLDEN ENTERPRISES, INC.
						    (Registrant)




Dated: October 15, 2002		  s/Mark W. McCutcheon
				          Mark W. McCutcheon
				         President and
				        Chief Executive Officer




Dated:  October 15, 2002		        /s/ John H. Shannon
					John H. Shannon
					 Vice-President and
					 Chief Financial Officer
					 (Principal Accounting Officer)




CERTIFICATION BY MARK W. MCCUTCHEON PURSUANT TO
SECURITIES EXCHANGE ACT RULE 13A-14


I, Mark W. McCutcheon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Golden Enterprises, Inc.;

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  October 15, 2002

/s/ Mark W. McCutcheon
Mark W. McCutcheon
President and Chief Executive Officer



CERTIFICATION BY JOHN H. SHANNON PURSUANT TO
SECURITIES EXCHANGE ACT RULE 13A-14


I, John H. Shannon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Golden Enterprises, Inc.;

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



3. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

a) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  October 15, 2002

/s/ John H. Shannon
John H. Shannon
Vice-President and Chief Financial Officer















	EXHIBIT 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OZLEY ACT OF 2002

     In connection with the quarterly report of Golden Enterprises, Inc. (the Company) on Form 10-Q for the quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Mark W. McCutcheon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  October 15, 2002


/s/Mark W. McCutcheon
Mark W. McCutcheon
President and Chief Executive Officer


	EXHIBIT 99.2



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OZLEY ACT OF 2002

     In connection with the quarterly report of Golden Enterprises, Inc. (the Company) on Form 10-Q for the quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, John H. Shannon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  October 15, 2002

/s/ John H. Shannon
John H. Shannon
Vice-President and Chief Financial Officer
6