Form 10-Q/A
period 2002-08-31
GOLDEN ENTERPRISES INC
filed 2002-11-27
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q-A

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

See Accompanying Notes to Consolidated Condensed Financial Statements


                 ITEM 1 -     GOLDEN ENTERPRISES, INC & SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                   Three Months Ended
                                                       AUGUST 31,
                                               2002              2001

(UNAUDITED)

 Net Sales                                 $24,803,423      $25,856,724
 Cost of Sales                             $12,897,329      $13,034,203
 Cost Margin                               $11,906,094      $12,822,521

  Selling, general and administrative
        expense                           $12,195,897         $11,367,141
    Operating income		           $  (289,803)        $  1,455,380
  Other income (expenses):
     Investment Income        	  $      41,418          $     65,866
     Gain on sale of assets	          $   237,288          $    157,291
     Other income                       $    23,339          $     28,812
Interest expense                       $   (70,101)          $    (32,475)
       Total other income (expenses)     $  231,944	        $  219,494

Income (loss) before income taxes     $    (57,859)         $ 1,674,874
  Income tax expense                  $    (24,178)         $    614,905
Net income (loss)                     $    (33,681)         $ 1,059,969

PER SHARE OF COMMON STOCK:
  Net income                                  $0.00               $0.09

Weighted average number of common
  shares outstanding                      11,883,305         11,927,662
Cash dividend paid per share
    of common stock                          $0.0625            $0.0625


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



ITEM 1
INDEPENDENT ACCOUNTANTS REPORT


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




ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK


	Included in Item 2, Managements Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 10.


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