Form 10-Q
period 2002-11-30
GOLDEN ENTERPRISES INC
filed 2003-01-14
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

OR

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to______________

Commission file number ________________0-4339___________________
 (Exact name of registrant as specified in its charter)

		DELAWARE				     63-0250005
______________________________          ___________________________
(State or other jurisdiction of	        (I.R.S.   Employer
  incorporation or organization)		 Identification No.)

Suite 208, 2140 11th Avenue, South
           Birmingham, Alabama		       35205
_________________________________	      ______________________

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
Yes__X__  No _____

	Indicate the number of shares outstanding of each of the issuers classes of common stock, as of ecember 31, 2002.

							Outstanding at
	       Class			    December 31, 2002
Common Stock, Par Value $0.66 2/3	    	   11,883,305













                   GOLDEN ENTERPRISES, INC.

                         INDEX

Part I.	Financial Information			Page No.

Item 1	Condensed Consolidated
		Balance Sheets

		November 30, 2002 and
		May 31, 2002			         3

Item 1	Condensed Consolidated Statements
		of Operations Three Months and
		Six Months ended
 		November 30, 2002 and 2001	         4

Item 1	Condensed Consolidated Statements
		of Cash Flows- Six Months Ended
		November 30, 2002 and 2001             5

Item 1	Notes to Condensed Consolidated
		Financial Statements	               6

Item 1	Independent Accountants Report        7

Item 2	Managements Discussion and Analysis
		of Financial Condition and Results
		of Operations	 		  8,9,10,11

Item 3	Quantitative and Qualitative
		Disclosure About Market Risk	         12

Item 4	Controls and Procedures		         12


Part II.	Other Information


Item 6	Exhibits and Report on Form 8-K        13













ITEM 1-	PART I.  FINANCIAL INFORMATION

		GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

		CONDENSED CONSOLIDATED BALANCE SHEETS

					November 30,	    May 31,
					  2002		     2002
				     (Unaudited)	      (Audited)
	ASSETS

Cash and cash equivalents  	  $172,177 	       $286,480
Investment securities		   103,464 	         15,998
Receivables, net			 8,382,759 	      9,750,661
Note receivable, current	    47,785 	         45,918
  Inventories:
Raw material and supplies	 2,165,255 	      1,605,640
Finished goods			 2,749,736 	      3,604,482

				       4,914,991 	      5,210,122

Prepaid expense			 4,909,065 		4,031,037

Total current assets		18,530,241 	     19,340,216

Property, plate and
 equipment, net	            16,143,817 	     17,096,260
Long-term note receivable	 1,957,350 	      1,981,718
Other assets		 	 2,800,673 		2,800,673

				     $39,432,081 	    $41,218,867

	LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
Checks outstanding in
  excess of bank
  balance		            $1,238,635 		 $621,326
Accounts payable	 	       2,951,887 	      2,803,182
Accrued and deferred
  Income taxes		         673,663 	        607,489
Other accrued expenses		   926,552 		  975,047
Salary continuation plan	    85,132 	         81,805
Note payable- bank, current	   813,491 	        850,410

Total current
 liabilities	             6,689,360 	      5,939,259

  Long-Term
   Liabilities
Salary continuation
  plan		             1,902,672 	      1,932,586
Note payable-
  bank, non-current            2,581,205 	      3,150,020

Total long-term
  liabilities:	             4,483,877 	      5,082,606

Deferred income
 taxes		               514,211 	        551,742

   Stockholders Equity
Common Stock - $66 -
  2/3 par value:                9,219,195 	9,219,195
35,000,000 shares
   Authorized	              6,497,954       6,497,954
Retained earnings		        2,560,661      24,461,288

                               38,277,810      40,178,437

Less: Cost of common shares
 In treasury (1,945,488 at
 November 30, 2002 and
 May 31, 2002)	            (10,533,177)   (10,533,177)

Total stockholders
  equity	 	              27,744,633     29,645,260

  Total		             $39,432,081    $41,218,867



ITEM 1-	GOLDEN ENTERPRISES, INC AND SUBSIDIARY

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


			 Three Months Ended	         Six Months Ended
			   NOVEMBER 30,	           NOVEMBER 30,
		    2002		2001	     2002	       2001


(UNAUDITED)

 Net sales	 $23,424,863 	 $25,058,717 	  $48,228,286 	    $50,915,441
 Cost of
   sales	  12,697,000 	  13,006,626 	   25,594,329 	     26,040,829
 Gross margin	  10,727,863 	  12,052,091 	   22,633,957 	     24,874,612

Selling,
 general and
 administrative
 expenses	   11,349,067 	   11,153,514 	   23,544,964 	     22,520,655
  Operating
   income	    (621,204)	      898,577 	     (911,007)	      2,353,957
Other income
 (expenses):
  Investment
   income	      41,632 	       50,222 	       83,050 	        116,088
  Gain on sale
  of assets	       9,300 	       (5,379)	      246,589 	        151,912
  Other income	      22,605 		27,209 	       45,944 		  56,021
  Interest
   expense	     (70,715)	      (51,076)	     (140,817)		(83,551)
    Total other
     income
     (expenses)       2,822 		20,976 	      234,766 		240,470



    Income
     (loss)
      before
      income
      taxes	   (618,382)	      919,553 	     (676,241)		 2,594,427
Income
 tax
 expense	   (236,853)	      354,449 	     (261,031)		   969,354
Net income
 (loss)		  $(381,529)	     $565,104 	    $(415,210)	       $1,625,073

PER SHARE OF COMMON STOCK:
  Net
  income
  (loss)	    -$0.03		 $0.05	       -$0.03		     $0.14

Weighted
  average
  number
  of common
  shares
  outstanding	11,883,305	    11,897,288	   11,883,305		11,912,528

Cash
 dividends
 paid per
 share of
 common stock	   $0.0625	      $0.0625	     $0.1250		   $0.1250


See Accompanying Notes to Condensed Consolidated Financial Statements.




		  	             ITEM 1
		              GOLDEN ENTERPRISES, INC.
                              AND SUBSIDIARY

		           CONDENSED CONSOLIDATED STATEMENTS
                               OF CASH FLOWS

			                     (UNAUDITED)


					          SIX MONTHS ENDED
					  November 30,	  November 30,
					    2002		      2001

Cash flows from operating
  activities:
  Net income  (Loss)		 $(415,210)		       $1,625,073
    Adjustment to reconcile net income
     to net	cash provided by
     operating activities:
    Depreciation and
    amortization 		        1,287,773 	         1,235,076
    Deferred income
     taxes		  	          (37,531)	           (75,835)
    Gain on sale of
     property and
      equipment	               (246,589)		    (151,912)


Changes in operating assets and liabilities:

Decrease (Increase)
 in receivable- net	        1,367,902 	          (79,075)
Decrease (Increase)
 in inventories		          295,131 	       (1,916,673)
(Increase) in
  pre-paid expenses		   (878,028)		 (1,483,342)
Decrease in
 other assets-
 long term			                0 		          1
Increase in accounts payable	    148,705 	          299,509
Increase in accrued
  income taxes		           66,174 		          0
(Decrease) increase
  in accrued expenses	          (48,495)		     21,399
(Decrease) increase
in salary continuation	          (26,587)		     43,690

Net cash
 provided by
 (used in)
 operating
 activities			        1,513,245 		   (482,089)
Cash flows from
 investing activities:
Purchase of property,
 plant and equipment	         -444,541		       -4,453,964
Proceeds from
 sale of property,
 plant and
 equipment				    355,800		          293,994
Collection of
 note receivable		           22,501		           20,777
Investment
 securities available-
 for sale:
  Purchases			 	 -1,957,466	  	       -5,261,047
  Proceeds from
   disposal			        1,870,000	  	        7,745,325
Net cash  (used in)
  Investing activities		   (153,706)		 (1,654,915)


Cash flows from
 financing activities:
Debt proceeds			    	    0		        2,088,316
Debt repayments		         -605,734	            	    0
Increase in checks
  outstanding in
  excess of bank
  balances			          617,309		         1,265,860
Purchases of
 treasury shares		                0		          -165,880
Cash dividends paid	       -1,485,417		        -1,488,607

  Net cash (used in)
   provided by
   financing activities	        (1,473,842)		   1,699,689

Net (decrease)
 in cash and
 cash equivalents		          (114,303)	          (437,315)
Cash and cash
  equivalents at
  beginning of year	           286,480 	            710,278

Cash and cash
  equivalents at
   end of quarter		          $172,177 		     $272,963


Supplemental information:
  Cash paid
  during the year for:
   Income taxes		           $49,267 	         $1,409,853
   Interest			           140,817 	             83,551

See Accompanying Notes to Condensed Consolidated Financial Statements.



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

	As of June 1, 2001, the Company changed its method of accounting with regard to slotting fees. The Company previously expensed slotting fees as incurred. As of
June 1, 2001 payments for slotting fees were capitalized
and amortized  over the expected benefit period, which
is generally one year.  The change in accounting
resulted in a pre-tax adjustment in the second quarter
of fiscal 2002 of 	$39,924  The net effect increased
earnings $24,169 net of $15,755 of taxes or $0.00 per share. This change in accounting also resulted in corresponding changes to net income, accrued income taxes and prepaid
expenses in the	Consolidated Statement of Cash flows
unaudited) for six-months ended November 30, 2001.

NOTE 2- RECLASSIFICATION

2.	Reclassifications have been made in the second quarter
of the fiscal year 2002 statement of operations to conform
to classifications used in the current year in accordance
with EITF No. 01-09, Accounting for Consideration Given
by a Vendor to a Customer or Reseller of the Vendors
Products.  EITF 01-09 was effective for the Company
beginning March 1, 2002 and	requires certain
payments made to customers by the Company, that were previously classified as selling, general and
administrative expenses	to be classified as reductions
in net sales. The Company reclassified as reductions in net sales approximately $2,886,000 of selling expenses, which were previously classified as selling, general and administrative expenses in the statement of operations for the quarter ended
November 30, 2001.

NOTE 3-

3.	The results of operations for the six months ended
November 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

       INDEPENDENT ACCOUNTANTS REPORT

We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of November 30, 2002 and the related interim consolidated statements of operations and cash flows for the six-month period then ended. These financial statements are the responsibility of the Companys management.

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

Birmingham, Alabama
January 13, 2003			DUDLEY, HOPTON-JONES,
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

	As of June 1, 2001, the Company changed its method of accounting with regard to slotting fees.
The Company previously expensed slotting fees as incurred. As of June 1, 2001, payments for slotting fees were capitalized and amortized over the expected benefit period, which is generally one year. The change in accounting resulted in a pre-tax adjustment in the second quarter of fiscal 2002 of $39,924. The net effect increased earnings $24,169 net of $15,755 of taxes or $0.00 per share. This change in accounting also resulted in corresponding changes to net income, accrued income taxes and prepaid expenses in the Consolidated Statement of Cash Flows (unaudited) for the six months ended November 30, 2001.

	Reclassifications have been made in the second quarter of fiscal 2002 statement of operations to conform to classifications used in the current year in accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, EITF 01-09 was effective for the Company beginning March 1, 2002 and requires certain payments made to customers by the Company that were previously classified as selling, general and administrative expenses, to be classified as reductions in net sales. The Company reclassified as reductions in net sales approximately $2,886,000 of selling expenses which were previously classified as selling, general and administrative expenses in the statement of operations for the quarter ended November 30, 2001.

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

Liquidity and Capital Resources

	Working Capital was $13.4 million at June 1, 2002 and $11.8 million at the end of the second quarter. Net cash provided by operating activities amounted to $1.51 million for the six months this year compared to $.48 million used for last years first six months.

Additions to property, plant and equipment, net of disposals, were $.34 million this year and $4.31 million last year.
Cash dividends of $1.49 million were paid during this years first six months compared to $1.49 million last year.
 No cash was used to purchase treasury stock this year and $.17 million was used last year, and $0.09 million of cash was used to increase investment securities this year compared to a net decrease in investment securities providing $2.48 million of cash last year.
The Companys current ratio was 2.77 to 1.00 at November 30, 2002.

On January 7, 2003 the quarterly cash dividend was reduced 50% to $.03125 per share due to lower earnings caused by sales weakness in the U.S. salty snack category and significant increases in employee medical costs.

Operating Results

	For the three months ended November 30, 2002, net sales decreased 6.5% from the comparable period in fiscal
2002. The decrease in sales is primarily attributed to continued sales weakness in the U.S. salty snacks category during the three months. This years second quarter cost of sales was 54.2% of net sales compared to 51.9% last year, and selling, general and administrative expenses were 48.4% of net sales this year and 44.5% last year. These cost and expense percentages were adversely affected by a combination of the decrease in net sales and significant increases in employee medical costs. The Company also invested heavily in advertising and promotional spending in its core market to match competitive activity during the second quarter of this year and last year.

	For the year-to-date, net sales decreased 5.3% from last year. Cost of sales was 53.1% of net sales compared to 51.1% last year. Selling, general and administrative expenses were 48.8% of net sales this year and 44.2% last year.

	The Companys second quarter investment income decreased 17.1% from last year because investment levels and interest rates were lower. For the six months, investment income was down 28.5%.

	The Companys effective tax rate for the second quarter was -38.3% compared to 38.5% for last years second quarter and -38.6% for the six months this year and 37.4% last year.


Managements Discussion and Analysis of
Financial Condition and Results of Operations


Market Risk

	The principal markets risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, bank loans, and commodity prices, affecting the cost of its raw materials.

	The Companys investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds. Assuming November 30, 2002 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $1,034 on an annual basis and interest expense by $33,947.

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

There were no reports on Form 8-K filed for the three months ended November 30, 2002.


                      SIGNATURES

	Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


				GOLDEN ENTERPRISES, INC.
					(Registrant)


Dated: January 13, 2003		/s/Mark W. McCutcheon
				         Mark W. McCutcheon
				         President and
				         Chief Executive Officer




Dated:  January 13, 2003     /s/ John H. Shannon
				         John H. Shannon
				         Vice-President and
				         Chief Financial Officer
				        (Principal Accounting Officer)










             CERTIFICATION BY MARK W. MCCUTCHEON
                        PURSUANT TO
            SECURITIES EXCHANGE ACT RULE 13A-14


I, Mark W. McCutcheon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Golden Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including anycorrective actions with regard to significant deficiencies and material weakness.

Date:  January 13, 2003

/s/ Mark W. McCutcheon
Mark W. McCutcheon
President and Chief Executive Officer


             CERTIFICATION BY JOHN H. SHANNON
                       PURSUANT TO
              SECURITIES EXCHANGE ACT RULE 13A-14

I, John H. Shannon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Golden Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors(or persons performing the equivalent function):

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

Date:  January 13, 2003

/s/ John H. Shannon
John H. Shannon
Vice-President and Chief Financial Officer

EXHIBIT 99.1

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY
                             ACT OF 2002

     In connection with the quarterly report of Golden Enterprises, Inc. (the Company) on Form 10-Q for the quarter ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Mark W. McCutcheon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)  The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  January 13, 2003



/s/Mark W. McCutcheon
Mark W. McCutcheon
President and Chief Executive Officer


EXHIBIT 99.2

                      CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY
                            ACT OF 2002

     In connection with the quarterly report of Golden
Enterprises, Inc. (the Company) on Form 10-Q for the quarter ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof
(the Report), I, John H. Shannon, Chief Financial
Officer of the Company, certify, pursuant to 18
U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)  The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  January 13, 2003


/s/John H. Shannon
John H. Shannon
Vice-President and Chief Financial Officer