Form 10-K/A
period 2002-05-31
GOLDEN ENTERPRISES INC
filed 2003-04-02
CIK 42228

Exhibit 18-1

Board of Directors

Golden Enterprises, Inc.

2140 11th Avenue South, Suite 208

Birmingham, Alabama 35205

Note 3 to the Consolidated Financial Statements of Golden Enterprises, Inc

and subsidiary incorporated by reference in its Form 10-k for the year ended May 31, 2002 describes a change in the method of accounting for slotting fees from expensing the costs when incurred to capitalizing and amortizing such costs over the expected benefit period, which is generally one year. There is no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that such change in the method of accounting for the costs of slotting fees is an acceptable alternative method which, based on your business judgment to make this change and for the stated

reasons, is preferable in your circumstances.

Yours very truly,

DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

August 14, 2002

Birmingham, Alabama