Form 10-K/A
period 2002-05-31
GOLDEN ENTERPRISES INC
filed 2003-04-16
CIK 42228

FORM 10-K-A

Amendment 2

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

Signature Title Date

/s/John S. Stein Chairman of the Board August 24, 2002

John S. Stein

/s/Mark W. McCutcheon Chief Executive August 24, 2002

Mark W. McCutcheon Officer, President

and Director

/s/John H. Shannon Vice President, Secretary, August 24, 2002

John H. Shannon Principal Financial Officer

and Controller

/s/F. Wayne Pate Director August 24, 2002

F. Wayne Pate

/s/Edward R. Pascoe Director August 24, 2002

Edward R. Pascoe

/s/John P. McKleroy, Jr. Director August 24, 2002

John P. McKleroy, Jr.

/s/James I. Rotenstreich Director August 24, 2002

James I. Rotenstreich

Director August 24, 2002

John S. P. Samford

Director August 24, 2002

D. Paul Jones, Jr.

/s/J. Wallace Nall, Jr. Director August 24, 2002

J. Wallace Nall, Jr.

/s/Joann F. Bashinsky Director August 24, 2002

Joann F. Bashinsky

INDEX TO EXHIBITS

Exhibit Number Page

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