Form 10-Q
period 2003-02-28
GOLDEN ENTERPRISES INC
filed 2003-04-16
CIK 42228

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15 (D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended February 28, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to_________________

Commission file number ________________0-4339___________________

GOLDEN ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE 63-0250005

_________________________ _____________________________

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

Suite 208, 2140 11th Avenue, South

Birmingham, Alabama 35205

________________________________ ______________________

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

Yes__X__ No _____

Indicate the number of shares outstanding of each of the

issuers classes of common stock, as of March 31, 2003.

Outstanding at

Class March 31, 2003

Common Stock, Par Value $0.66 2/3 11,883,305

GOLDEN ENTERPRISES, INC.

INDEX

Part I. Financial Information Page No.

Item 1 Condensed Consolidated Balance Sheets

February 28, 2003 and May 31, 2002 3

Item 1 Condensed Consolidated Statements of

Operations Three Months and

Nine Months ended 4

February 28, 2003 and 2002

Item 1 Condensed Consolidated Statements of Cash

Flows- Nine Months Ended 5

February 28, 2003 and 2002

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

February 28, May 31,

2003 2002

(Unaudited) (Audited)

ASSETS

Cash and cash equivalents $263,153 $286,480

Investment securities 4,882 15,998

Receivables, net 8,186,529 9,750,661

Note receivable, current 41,419 45,918

Inventories:

Raw material and supplies 1,856,070 1,605,640

Finished goods 2,959,711 3,604,482

4,815,781 5,210,122

Prepaid expense 4,806,450 4,031,037

Total current assets 18,118,214 19,340,216

Property, plant and equipment, net 15,702,892 17,096,260

Long-term note receivable 1,876,628 1,981,718

Other assets 2,800,675 2,800,673

$38,498,409 $41,218,867

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

Checks outstanding in excess

of bank balance $1,473,870 $621,326

Accounts payable 3,043,823 2,803,182

Accrued and deferred

Income taxes 628,663 607,489

Other accrued expenses 885,307 975,047

Salary continuation plan 86,846 81,805

Note payable- bank, current 560,916 850,410

Total current liabilities 6,679,425 5,939,259

Long-Term Liabilities

Salary continuation plan 1,887,057 1,932,586

Note payable- bank, non-current 2,459,650 3,150,020

Total long-term liabilities: 4,346,707 5,082,606

Deferred income taxes 532,779 551,742

Stockholders Equity

Common Stock $66

2/3 par value: 9,219,195 9,219,195

35,000,000 shares

Authorized

Issued 13,838,793 shares

Additional paid-in capital 6,497,954 6,497,954

Retained earnings 21,755,526 24,461,288

37,472,675 40,178,437

Less: Cost of common shares

In treasury (1,945,488 at

February 28, 2003 and

May 31, 2002) (10,533,177) (10,533,177)

Total stockholders equity 26,939,498 29,645,260

Total $38,498,409 $41,218,867

See Accompanying Notes to Condensed Consolidated

Finanacial Statements

ITEM 1-GOLDEN ENTERPRISES, INC AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended Nine Months Ended

FEBRUARY 28, FEBRUARY 28,

2003 2002 2003 2002

(UNAUDITED)

Net sales $23,954,925 $27,026,714 $72,183,211 $77,942,155

Cost of

sales 12,582,983 14,281,584 38,177,312 40,322,413

Gross margin 11,371,942 12,745,130 34,005,899 37,619,742

Selling,

general and

administrative

expenses 12,097,942 11,016,840 35,642,906 33,537,495

Operating

income (726,000) 1,728,290 (1,637,007) 4,082,247

Other income

(expenses):

Investment

income 39,356 40,891 122,406 156,979

Gain on sale

of assets 22,737 35,816 269,326 187,728

Other income 29,365 34,031 75,309 90,052

Interest expense (66,205) (51,816) (207,022) (135,367)

Total other

income

(expenses) 25,253 58,922 260,019 299,392

Income (loss)

before

income taxes (700,747) 1,787,212 (1,376,988) 4,381,639

Income tax

expense (266,967) 664,262 (527,998) 1,633,616

Net income

(loss) $(433,780) $1,122,950 $(848,990) $2,748,023

PER SHARE OF COMMON STOCK:

Net income

(loss) -$0.04 $0.09 -$0.07 $0.23

Weighted

average number

of common shares

outstanding 11,883,305 11,884,608 11,883,305 11,903,323

Cash dividends

paid per share

of common

stock $0.0313 $0.0625 $0.0938 $0.1250

See Accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1

GOLDEN ENTERPRISES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS

(UNAUDITED)

NINE MONTHS ENDED

February 28, February 28,

2003 2002

Cash flows from operating activities:

Net income (Loss) $(848,990) $2,748,023

Adjustment to reconcile net income

to net cash provided by

operating activities:

Depreciation and amortization 1,891,986 1,900,658

Deferred income taxes (18,963) (82,116)

Gain on sale of property and equipment (269,326) (187,728)

Changes in operating assets and liabilities:

Decrease (Increase) in receivable- net 1,564,132 (730,795)

Decrease (Increase) in inventories 394,341 (1,088,132)

(Increase) in pre-paid expenses (775,413) (1,050,581)

Decrease in other assets- long term 1

Increase (Decrease) in accounts payable 240,641 (1,403,174)

Increase in accrued income taxes 21,174 0

(Decrease in accrued expenses (89,740) (63,898)

(Decrease) increase in salary continuation (40,488) 95,506

Net cash provided by (used in)

operating activities 2,069,354 137,764

Cash flows from investing activities:

Purchase of property, plant and equipment -592,032 -5,083,120

Proceeds from sale of property, plant

and equipment 362,738 344,330

Collection of note receivable 109,589 31,479

Investment securities available- for sale:

Purchases -2,482,884 -5,261,047

Proceeds from disposal 2,494,000 7,745,277

Net cash (used in)

Investing activities (108,589) (2,223,081)

Cash flows from financing activities:

Debt proceeds 3,001,207

Debt repayments -979,864 -30,272

Increase in checks outstanding in

excess of bank balances 852,544 1,167,822

Purchases of treasury shares -193,419

Cash dividends paid -1,856,772 -2,231,359

Net cash (used in) provided by

financing activities (1,984,092) 1, 713,979

Net (decrease) in cash and

cash equivalents (23,327) (371,338)

Cash and cash equivalents

at beginning of year 286,480 710,278

Cash and cash equivalents

at end of quarter $263,153 $338,940

Supplemental information:

Cash paid during the year for:

Income taxes $88,206 $1,825,842

Interest 207,022 135,367

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

The change in accounting resulted in a pre-tax adjustment

in the third quarter of fiscal 2002 of $156,507. The net effect increased earnings $94,746 net of $61,761 of taxes or $0.01

per share. This change in accounting also resulted in

corresponding changes to net income, accrued income

taxes and prepaid expenses in the Consolidated Statement

of Cash flows (unaudited) for nine-months ended

`February 28, 2002.

NOTE 2- RECLASSIFICATION

2. Reclassifications have been made in the third quarter of the fiscal year 2002 statement of operations to conform to

classifications used in the current year in accordance with

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

Company reclassified as reductions in net sales approximately

$2,795,000 of selling expenses, which were previously classified as selling, general and administrative expenses

in the statement of operations for the quarter ended

February 28, 2002.

NOTE 3-

3. The results of operations for the nine months ended

February 28, 2003 and 2002 are not necessarily indicative

of the results to be expected for the full year.

INDEPENDENT ACCOUNTANTS REPORT

We have reviewed the accompanying interim consolidated

balance sheet of Golden Enterprises, Inc. and subsidiary

as of February 28, 2003 and the related interim

consolidated statements of operations and

cash flows for the nine-month period then ended.

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

April 11, 2003 DUDLEY, HOPTON-JONES,

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

As of June 1, 2001, the Company changed its method

of accounting with regard to slotting fees. The Company

previously expensed slotting fees as incurred. As of June 1, 2001,

payments for slotting fees were capitalized and amortized over the expected benefit period, which is generally one year. The change in accounting resulted in a pre-tax adjustment in the third quarter of fiscal 2002 of $156,507. The net effect increased earnings

$94,746 net of $61,761 of taxes or $0.01 per share.

This change in accounting also resulted in corresponding

changes to net income, accrued income taxes and

prepaid expenses in the Consolidated Statement of

Cash Flows (unaudited) for the nine months ended

February 28, 2002.

Reclassifications have been made in the third quarter

of fiscal 2002 statement of operations to conform to classifications used in the current year in accordance with EITF No. 01-09,

Accounting for Consideration Given by a Vendor to a

Customer or Reseller of the Vendors Products, EITF 01-09

was effective for the Company beginning March 1, 2002 and

requires certain payments made to customers by the Company

that were previously classified as selling, general and administrative expenses, to be classified as reductions in net sales. The Company reclassified as reductions in net sales approximately $2,795,000 of selling expenses which were previously classified as

selling, general and administrative expenses in the statement of operations for the quarter ended February 28, 2002.

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

Liquidity and Capital Resources

Working Capital was $13.4 million at June 1, 2002 and $11.4

million at the end of the third quarter. Net cash provided by operating activities amounted to $2.07 million for the nine months this year compared to $.14 million for last years first nine months.

Additions to property, plant and equipment, net of disposals,

were $.50 million this year and $4.93 million last year.

Cash dividends of $1.86 million were paid during this years

first nine months compared to $2.23 million last year.

No cash was used to purchase treasury stock this year

and $.19 million was used last year, and $0.01 million

of cash was provided by a decrease in investment securities

this year compared to a net decrease in investment securities providing $2.48 million of cash last year. The Companys

current ratio was 2.71 to 1.00 at February 28, 2003.

On January 7, 2003 the quarterly cash dividend was reduced

50% to $.03125 per share due to lower earnings caused by

sales weakness in the U.S. salty snack category and significant increases in employee medical costs.

Operating Results

For the three months ended February 28, 2003, net

sales decreased 11.4% from the comparable period in fiscal

2002. The decrease in sales is primarily attributed to continued

sales weakness in the U.S. salty snacks category during the

three months. This years third quarter cost of sales was

52.5% of net sales compared to 52.8% last year, and

selling, general and administrative expenses were 50.5%

of net sales this year and 40.8% last year. These cost and

expense percentages were adversely affected by a combination of the decrease in net sales and significant increases in

employee medical costs, workers compensation, general and

auto liability insurance costs, and energy costs. The

Company also invested heavily in advertising and promotional spending in its core market to match competitive activity during the third quarter of this year.

For the year-to-date, net sales decreased 7.4% from

last year. Cost of sales was 52.9% of net sales compared

to 51.7% last year. Selling, general and administrative expenses were 49.4% of net sales this year and 43.0% last year.

The Companys Gain on sale of assets for the third quarter

in the amount of $22,737 was from the sale of used transportation equipment for cash.

For the year-to-date the Gain on sale of assets was

$269,326, $36,338 of which was from the sale of used

transportation equipment for cash, and $232,988 was

from the sale for cash of a central warehouse which was

consolidated into two other central warehouses.

The Companys third quarter investment income decreased

3.8% from last year because investment levels and interest

rates were lower. For the nine months, investment income

was 22.0% lower than last year.

The Companys effective tax rate for the third quarter

was minus 38.1% compared to 37.2% for last years third quarter and minus 38.3% for the nine months this year and 37.3% last year.

Managements Discussion and Analysis of

Financial Condition and Results of Operations

Market Risk

The principal markets risks (i.e., the risk of loss arising

from adverse changes in market rates and prices) to which the

Company is exposed are interest rates on its investment

securities, bank loans, and commodity prices, affecting the

cost of its raw materials.

The Companys investment securities consist of short-term

marketable securities. Presently these are variable rate money market mutual funds. Assuming February 28, 2003 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $49 on an

annual basis and interest expense by $30,206.

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

Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed for the three

months ended February 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLDEN ENTERPRISES, INC.

(Registrant)

Dated: April 11, 2003 /s/Mark W. McCutcheon

Mark W. McCutcheon

President and

Chief Executive Officer

Dated: April 11, 2003 /s/ John H. Shannon

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

Date: April 11, 2003

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

Date: April 11, 2003

/s/ John H. Shannon

John H. Shannon

Vice-President and Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY

ACT OF 2002

In connection with the quarterly report of Golden Enterprises, Inc.

(the Company) on Form 10-Q for the quarter ended February 28,

2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Mark W. McCutcheon, Chief Executive

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

Dated: April 11, 2003

/s/Mark W. McCutcheon

Mark W. McCutcheon

President and Chief Executive Officer

EXHIBIT 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY

ACT OF 2002

In connection with the quarterly report of Golden Enterprises, Inc.

(the Company) on Form 10-Q for the quarter ended February 28,

2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, John H. Shannon, Chief Financial

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

Dated: April 11, 2003

/s/John H. Shannon

John H. Shannon

Vice-President and Chief Financial Officer