Form 10-K
GOLDEN ENTERPRISES INC
filed 2003-08-29
CIK 42228

FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2003

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4339

                            GOLDEN ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             63-0250005
---------------------------------                           --------------------
 (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)

   Suite 208, 2140 11th Avenue, South
         Birmingham, Alabama                                       35205
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

        Registrant's Telephone Number including area code (205) 933-9300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Capital Stock, Par Value $0.662.3
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes_____  No__X__

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 8, 2003.
                 Common Stock, Par Value $0.662.3 --$11,155,451

     Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of August 8, 2003.

                  Class                          Outstanding at August 8, 2003
                  -----                          -----------------------------
      Common Stock, Par Value $0.66 2/3                11,883,305 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 30, 2003 are incorporated by reference into
Part III.

                               TABLE OF CONTENTS

                         FORM 10-K ANNUAL REPORT-- 2003
                            GOLDEN ENTERPRISES, INC.

PART I                                                                      Page

 Item  1.  Business............................................................3
 Item  2.  Properties..........................................................5
 Item  3.  Legal Proceedings...................................................6
 Item  4.  Submission of Matters to a Vote of Security Holders.................6

PART II

 Item  5.  Market for Registrant's Common Equity
            and Related Stockholder Matters....................................7
 Item  6.  Selected Financial Data.............................................8
 Item  7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................9
 Item  7A. Quantitative and Qualitative Disclosure About Market Risk..........16
 Item  8.  Financial Statements and Supplementary Data........................16
 Item  9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure............................39
 Item  9A. Controls and Procedures............................................39

PART III

 Item  10. Directors and Executive Officers of the Registrant.................39
 Item  11. Executive Compensation.............................................39
 Item  12. Security Ownership of Certain Beneficial
            Owners and Management and Related Stockholder Matters.............39
 Item  13. Certain Relationships and Related Transactions.....................39
 Item  14. Controls and Procedures............................................39
 Item  15. Principal Accountant Fees and Services.............................39

PART IV

Item   16. Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K...........................................40

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

     The Company was originally organized under the laws of the State of Alabama as Magic City Food Products, Inc. on June 11, 1946. On March 11, 1958, it adopted the name Golden Flake, Inc. On June 15, 1963, the Company purchased Don's Foods, Inc. a Tennessee corporation which was merged into the Company on December 10, 1966. The Company was reorganized December 31, 1967 as a Delaware corporation without changing any of its assets, liabilities or business. On January 1, 1977, the Company, which had been engaged in the business of manufacturing and distributing potato chips, fried pork skins, cheese curls and other snack foods, spun off its operating division into a separate Delaware corporation known as Golden Flake Snack Foods, Inc. and adopted its present name of Golden Enterprises, Inc.

     The Company owns all of the issued and outstanding capital stock of Golden Flake Snack Foods, Inc.

                         Golden Flake Snack Foods, Inc.

General

     Golden Flake Snack Foods, Inc. ("Golden Flake") is a Delaware corporation with its principal place of business and home office located at One Golden Flake Drive, Birmingham, Alabama. Golden Flake manufactures and distributes a full line of salted snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings and buttered popcorn. These products are all packaged in flexible bags or other suitable wrapping material. Golden Flake also sells a line of cakes and cookie items, canned dips, pretzel, peanut butter crackers, cheese crackers, dried meat products and nuts packaged by other manufacturers using the Golden Flake label. No single product or product line accounts for more than 50% of Golden Flake's sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials.

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

Distribution

     Golden Flake sells its products through its own sales organization and independent distributors to commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky, Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina, Arkansas and Missouri. The products are distributed by approximated 433 route salesmen who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama, Nashville, Tennessee, and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct store door delivery method. Golden Flake is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No single customer accounts for more than 10% of its total sales. Golden Flake has a fleet of 835 company owned vehicles to support the route sales system, including 37 tractors and 96 trailers for long haul delivery to the various company warehouses located throughout its distribution areas, 644 store delivery vehicles and 58 cars and miscellaneous vehicles. Golden Flake also leases 20 store delivery vehicles.

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

Employees

     Golden Flake employs approximately 1,100 employees. Approximately 650 employees are involved in route sales and sales supervision, approximately 350 are in production and production supervision, and approximately 100 are management and administrative personnel.

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

Other Matters

     The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are available via the Company's website. The website address is www.goldenflake.com. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

Environmental Matters

     There have been no material effects of compliance with government provisions regulating discharge of materials into the environment.

Recent Developments

     No significant changes have occurred in the kinds of products manufactured or in the markets of methods of distribution, and no material changes or developments have occurred in the business done and intended to be done by Golden Flake.

                        Executive Officers Of Registrant
                               And Its Subsidiary

  Name and Age                    Position and Offices with Management
  ------------                    ------------------------------------

John S. Stein, 66       Mr. Stein is Chairman of the Board. He was elected
                        Chairman on June 1, 1996. He served as Chief Executive
                        Officer from 1991 to April 4, 2001, and as President from 1985 to 1998 and from June 1, 2000 to April 4,
                        2001. Mr. Stein also served as President of Golden Flake
                        Snack Foods, Inc. from 1976 to 1991. Mr. Stein retired as an employee with the Company on May 31, 2002. Mr.
                        Stein is elected Chairman annually, and his present term will expire on May 31, 2004.

Mark W. McCutcheon, 48  Mr. McCutcheon is Chief Executive Officer and President
                        of the Company and President of Golden Flake Snack Foods, Inc., a wholly owned subsidiary of the Company. He was elected President and Chief Executive Officer of the Company on April 4, 2001 and President of Golden Flake on November 1, 1998. He has been employed by Golden Flake since 1980. Mr. McCutcheon is elected Chief Executive Officer and President of the Company and President of Golden Flake annually, and his present terms will expire on May 31, 2004.

John H. Shannon, 66     Mr. Shannon has been employed with the Company since
                        1962. He was elected Controller in 1976, Secretary in
                        1978 and Vice-President in 1979, and has served in these capacities since then, Mr. Shannon is elected to his positions on an annual basis, and his present term of office will expire on May 31, 2004.

Randy Bates, 49         Mr. Bates is Executive Vice-President of Sales,
                        Marketing and Transportation for Golden Flake. He has held these positions since October 26, 1998. Mr. Bates was Vice- President of Sales from October 1, 1994 to
                        1998. Mr. Bates has been employed by Golden Flake since
                        March 1979. Mr. Bates is elected to his positions on an annual basis, and his present term of office will expire on May 31, 2004.

David Jones, 51         Mr. Jones is Executive Vice-President of Operations,
                        Human Resources and Quality Control for Golden Flake. He has held these positions since May 20, 2002. Mr. Jones was Vice-President of Manufacturing from 1998 to 2002 and Vice-President of Operations from 2000 to 2002. Mr.
                        Jones has been employed by Golden Flake since 1984. Mr.
                        Jones is elected to his positions on an annual basis, and his present term of office will expire on May 31, 2004.

                             ITEM 2. -- PROPERTIES

     The headquarters of the Company are located at Suite 208, 2140 11th Avenue South, Birmingham Alabama 35205. The Company occupies approximately 1500 square feet of office space under lease. The properties of the subsidiary are described below.

                                  Golden Flake

Manufacturing Plants and Office Headquarters

     The main plant and office headquarters of Golden Flake are located at One Golden Flake Drive, Birmingham, Alabama, and are situated on approximately 40 acres of land which is serviced by a railroad spur track. This facility consists of three buildings which have a total of approximately 300,000 square feet of floor area. The plant manufactures a full line of Golden Flake products. Golden Flake maintains a garage and vehicle maintenance service center from which it services, maintains, repairs and rebuilds its fleet and delivery trucks. Golden Flake has adequate employee and fleet parking.

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

Distribution Warehouses

     Golden Flake owns branch warehouses in Birmingham, Montgomery, Midfield, Demopolis, Fort Payne, Muscle Shoals, Huntsville, Phenix City, Tuscaloosa, Mobile, Dothan and Oxford, Alabama; Gulfport and Jackson, Mississippi; Chattanooga, Knoxville, and Memphis, Tennessee; Decatur, Marietta, and Macon Georgia; Jacksonville, Panama City, Tallahassee and Pensacola, Florida; Baton Rouge and New Orleans, Louisiana; and Little Rock, Arkansas. The warehouses vary in size from 2,400 to 8,000 square feet. All distribution warehouses are owned free and clear of any debts.

Vehicles

     Golden Flake owns a fleet of 835 vehicles which includes 644 route trucks, 37 tractors, 96 trailers and 58 cars and miscellaneous vehicles. There are no liens or encumbrances on Golden Flake's vehicle fleet. Golden Flake also leases 20 route trucks and owns a 1987 Cessna Citation II aircraft.

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

                      ITEM 4. -- SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS
Not Applicable.

                                    PART II
                ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

MARKET AND DIVIDEND INFORMATION

     The Company's common stock is traded in the over-the-counter market under the "NASDAQ" symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended May 31, 2003 and 2002 and the amount of dividends paid per share in each quarter. The Company currently expects that comparable regular cash dividends will be paid in the future.

                                                   Market Price
                                                 ----------------
                                                                   Dividend Paid
Quarter                                            High     Low      Per Share
-------                                          -------  -------  -------------
Fiscal 2003
-----------
 First                                           $ 4.490  $ 3.710      $ .0625
 Second                                            5.530    2.760        .0625
 Third                                             4.100    2.160        .0313
 Fourth                                            2.500    1.640        .0313

Fiscal 2002
-----------
 First                                           $ 4.150  $ 2.950      $ .0625
 Second                                            4.020    3.150        .0625
 Third                                             3.950    3.400        .0625
 Fourth                                            4.550    3.450        .0625

  As of August 8, 2003, there were approximately 1,500 shareholders of record.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

     The following table provides Equity Compensation Plan information under which equity securities of the Registrant are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

-------------------------------------------------------------------------------------------------------------------------------
                              (a)                            (b)                             (c)
Plan category                 Number of securities to be     Weighted-average exercise       Number of securities remaining
                              issued upon exercise of out-   price of outstanding options,   available for future issuance
                              standing options, warrants     warrants and rights             under equity compensations plans
                              and rights                                                     (excluding securities reflected in
                                                                                             column (a))
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            369,000                        $3.776                              130,000

-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security                   0                              0                                   0
holders

-------------------------------------------------------------------------------------------------------------------------------
Total                                   369,000                        $3.776                              130,000

-------------------------------------------------------------------------------------------------------------------------------

                       ITEM 6. - SELECTED FINANCIAL DATA

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

FINANCIAL REVIEW (Dollar amounts in thousands, except per share data)

                                                                                           Year Ended May 31,
                                                                   ----------------------------------------------------------------
                                                                       2003         2002         2001         2000         1999
                                                                   ------------ ------------ ------------ ------------ ------------
Operations
Net sales (b)                                                      $    96,367  $   104,573  $   102,797  $   113,227  $   115,662
Gain on sales of assets                                                    304          756          599          250          537
Other income                                                               506          563          691           67           66
    Total revenues                                                      97,177      105,892      104,087      113,544      116,265

Cost of sales                                                           51,191       54,258       53,637       57,146       60,283
Selling, general and administrative expenses                            47,959       47,206       46,252       51,679       54,306
Interest                                                                   269          189           85           --           --
Restructuring charge                                                        --           --        2,565           --           --
(Loss) income before cumulative effect of a change in accounting
 policy and income taxes                                                (2,242)       4,239        4,113        2,154        1,676
Federal and state income taxes                                            (830)       1,643        1,413          911          603
Net (loss) income before cumulative effect of a change in
 accounting policy                                                      (1,412)       2,596        2,700        1,243        1,073
Cumulative effect of a change in accounting policy net of taxes             --          413           --           --           --
    Net (loss) income                                              $    (1,412) $     3,009  $     2,700  $     1,243  $     1,073
-----------------------------------------------------------------------------------------------------------------------------------

Financial data
Depreciation and amortization                                      $     2,490  $     2,594  $     2,436  $     3,230  $     3,309
Capital expenditures, net of disposals                                     287        3,802        1,294          149        1,861
Working capital                                                         10,625       13,401       12,909       15,915       11,642
Long-term debt                                                           3,862        5,083        2,527        1,807        1,579
Stockholders' equity                                                    26,005       29,645       29,800       30,528       32,504
Total assets                                                            36,696       41,219       39,247       41,433       41,912
-----------------------------------------------------------------------------------------------------------------------------------

Common stock data
Net (loss) income before cumulative effect of a change in
 accounting policy                                                 $     (0.12) $      0.22  $      0.23  $      0.10  $      0.09
Cumulative effect of a change in accounting policy net of taxes             --         0.03           --           --           --
Basic and diluted net (loss) income                                      (0.12)        0.25         0.23         0.10         0.09
Dividends                                                                .1875         0.25         0.25         0.24         0.36
Book value                                                                2.19         2.49         2.50         2.53         2.67
Price range                                                        5.530-1.640  4.550-2.950  4.750-2.875  4.125-2.313  6.625-2.500
-----------------------------------------------------------------------------------------------------------------------------------

Financial statistics
Current ratio                                                             2.75         3.26         3.00         3.12         2.99
Net (loss) income as percent of total revenues                            (1.5)%        2.8%         2.6%         1.1%         0.9%
Net (loss) income as percent of stockholders' equity (a)                  (5.1)%       10.1%         9.0%         3.9%         3.1%
-----------------------------------------------------------------------------------------------------------------------------------

Other data
Weighted average common shares outstanding                          11,883,305   11,898,097   11,965,671   12,154,057   12,171,043
Common shares outstanding at year-end                               11,883,305   11,883,305   11,932,741   12,065,000   12,160,950
Approximate number of stockholders                                       1,500        1,500        1,500        1,600        1,600


(a)  Average amounts at beginning and end of fiscal year.
(b) Reflects, on all periods presented, the effect on revenues of adopting the provisions of the Emerging Issues Task Force of the Financial Accounting
     Standards Board issue No. 01-9 Accounting for Consideration Given by a
     Vendor to a Customer (Including a Reseller of the Vendor's Products) (EITF
     01-9).


          ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

Management's Discussion and Analysis of
Financial Condition and Results of Operations

     This discussion gives an assessment of the Company's financial condition, liquidity and capital resources and results of operations. It should be read in conjunction with the accompanying financial statements and notes.

OVERVIEW

     The Company manufactures and distributes a full line of snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings and buttered popcorn. The products are all packaged in flexible bags or other suitable wrapping material. The Company also sells a line of cakes and cookie items, canned dips, pretzels, peanut butter crackers, cheese crackers, dried meat products and nuts packaged by other manufacturers using the Golden Flake label.

     No single product or product line accounts for more than 50% of the Company's sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials. Raw materials used in manufacturing and processing the Company's snack food products are purchased on the open market and under contract through brokers and directly from growers. A large part of the raw materials used by the Company consists of farm commodities which are subject to precipitous changes in supply and price. Weather varies from season to season and directly affects both the quality and supply available. The Company has no control of the agricultural aspects and its profits are affected accordingly.

     The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed by approximately 433 route representatives who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     The Company believes the following to be critical accounting policies. That is, they are both important to the portrayal of the Company's financial condition and results and they require management to make judgements and estimates about matters that are inherently uncertain.

Revenue Recognition

     The Company recognizes sales and related costs upon delivery or shipment of products to its customers. Sales are reduced by returns and allowances to customers.

     In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-09 Accounting for Consideration given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) effective for annual or interim periods beginning after December 15, 2001. The issue addresses the recognition, measurement and income statement classification for certain sales incentives. The Company implemented this new accounting policy in the fourth quarter of fiscal 2002. The effect of this accounting change is to adopt this policy as of the beginning of the fiscal 2002 (June 1, 2001). Certain of these expenses, including slotting fees, previously classified as selling, general and administrative expenses, are now characterized as offsets to net sales. Reclassifications have been made to prior period financial statements to conform to current year presentation. Total vendor sales incentives now characterized as reductions of net sales that previously would have been classified as selling, general and administrative expenses were approximately $12.8 million, $11.7 million and $12.9 million for the years ended 2003, 2002 and 2001, respectively. There was no resulting impact on net operating results from adopting EITF 01-09.

Change in Accounting Policy

     The Company changed its accounting policy in the fourth quarter of fiscal 2002 with regard to slotting fees. The effect of this accounting change was to adopt this policy as of the beginning of fiscal 2002 (June 1, 2001). Previously, slotting fees were expensed as incurred. The Company changed this accounting policy to capitalize and amortize such costs over the expected benefit period, which is generally one year. This change in accounting policy was made to more closely match the cost of the shelf space obtained with the slotting fees with the revenues produced by the shelf space. The cumulative effect of this change in accounting policy resulted in a non-cash cumulative adjustment of $413,401 ($0.03 per share), net of taxes. The accounting change also increased net income before the cumulative effect in 2002 by $197,141 ($0.02 per share). Quarterly results for 2002 reflecting this change in accounting are included in Note 15, Quarterly Results of Operations.

Accounts Receivable

     The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due 10 to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At May 31, 2003 and 2002 the Company had accounts receivables in the amount of $7.9 million and $9.8 million, net of an allowance for doubtful accounts of $0.2 million and $0.2 million, respectively.

Inventories

     Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first out method.

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

OTHER MATTERS

     Transactions with related parties, reported in Note 13 of the Notes to Consolidated Financial Statements, are conducted on an arm's-length basis in the ordinary course of business.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $10.6 million at May 31, 2003 compared to $13.4 million at May 31, 2002. Net cash provided by operations amounted to $4.6 million in fiscal year 2003, $1.9 million in fiscal year 2002 and $0.05 million in fiscal year 2001. The increase in net cash provided by operations is primarily related to decreases in receivables, inventories, prepaid expenses and an increase in accrued expenses offset by the net loss for fiscal year 2003 of $1.4 million compared to the net income for fiscal year 2002 of $3.0 million.

     Additions to property, plant and equipment, net of disposals were $0.3 million, $3.8 million and $1.3 million in fiscal years 2003, 2002 and 2001, respectively, and are expected to be about $1.7 million in 2004.

     Cash dividends of $2.2 million, $3.0 million and $3.0 million were paid during fiscal years 2003, 2002, and 2001, respectively. The quarterly dividend was reduced to $.03125 from $.0625 in the third quarter in response to a decrease in earnings.

     No cash was used to purchase treasury shares in fiscal 2003, $0.2 million was used in 2002, and $0.5 million was used for this purpose in 2001.

     During fiscal 2003, the company re-paid debt, net of borrowings, of $1.6 million.

     The following table summarizes the significant contractual obligations of the Company as of May 31, 2003:

Contractual Obligations               Total       2004     2005-2006   2007-2008   Thereafter
-----------------------            ----------  ----------  ----------  ----------  ----------

Long-Term Debt                     $2,422,909  $  432,142  $  904,933  $  961,970  $  123,864

Purchase Commitment                 3,684,000   1,588,000   2,096,000         -0-         -0-

Salary Continuation Plan            1,959,586      88,595     199,860     234,413   1,436,718
                                   ----------  ----------  ----------  ----------  ----------

Total Contractual Obligations      $8,066,495  $2,108,737  $3,200,793  $1,196,383  $1,560,582
                                   ==========  ==========  ==========  ==========  ==========

Other Commitments

     The Company had letters of credit in the amount of $1,790,000 outstanding at May 31, 2003 to support the Company's commercial self-insurance program.

     The Company has a line-of-credit agreement with a local bank that permits borrowing up to $1 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application.

     Long-term liabilities as a percentage of total capitalization was 12.6% at May 31, 2003. The Company's current ratio at year end was 2.75 to l.00.

     Available cash, cash from operations and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

OPERATING RESULTS

     Net sales decreased by 7.8% in fiscal year 2003, increased by 1.7% in fiscal year 2002, and decreased by 8.8% in fiscal year 2001. The decrease in fiscal 2003 was due to a general sales weakness in the U.S. salty snacks category, particularly during the first part of the fiscal year. The increase in fiscal 2002 was primarily due to less promotional payments to vendors that were subtracted from sales as required by EITF 01-9. The sales decrease for fiscal 2001 was primarily a result of discontinuing the Company-operated distribution of Golden Flake Branded products in three fringe sales regions in Central Florida as part of the fiscal year 2000 restructuring plan.

     Cost of sales as a percentage of net sales amounted to 53.1% in 2003, 51.9% in 2002, and 52.2% in 2001. The percentage increase in cost of sales for fiscal 2003 was caused by the lower sales volume and higher commodity prices and energy cost. The cost decrease in 2002 was due primarily to lower energy costs, while the higher cost in 2001 was attributed to higher energy prices.

     Selling, general and administrative expenses were 49.8% of net sales in 2003, 45.1% in 2002, and 45.0% in 2001. The higher percentage cost for fiscal 2003 is attributed to significant increases in employee medical, worker's compensation, general and auto liability insurance costs, and energy costs. The more favorable cost percentages for fiscal 2002 and 2001 were primarily due to lower selling and delivery cost brought about by the exiting of the fringe sales regions in Central Florida as part of the fiscal 2000 restructuring plan.

     The Company's effective tax rates for 2003, 2002, and 2001 were (37.0%), 38.8% and 34.3%, respectively. Note 8 to the Consolidated Financial Statements provides additional information about the provision for income taxes.

OFF-BALANCE SHEET ARRANGEMENT

     The Company entered into a five-year term product purchase agreement during the year ending May 31, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable based on the current market. The purchase product agreement as subsequently amended is described in more detail in Note 13 of the Notes to Consolidated Financial Statements.

MARKET RISK

     The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its cash equivalents, investment securities and bank loans, and commodity prices affecting the cost of its raw materials.

     The Company's cash equivalents consist of short-term marketable securities. Presently these are variable rate money market funds. Its bank loans also carry variable rates. Assuming year end 2003 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $10,159 and interest expense by $24,229.

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

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective June 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, subjected to impairment testing. Intangible assets with finite lives will continue to be amortized over their useful lives. SFAS No. 142 requires an initial goodwill and indefinite life intangible asset impairment assessment in the year of adoption and annual impairment testing thereafter based on fair value. The adoption of SFAS No. 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

     Effective June 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 includes lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted 14 the disclosure requirements of SFAS No. 148 effective May 31, 2003, in its consolidated financial statements. The Company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy as described earlier.

     In November, 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation 45 requires a guarantor to include disclosure of certain obligations and, if applicable, at the inception of the guarantee, to recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have material impact on the Company.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN No. 46 to have a material effect on its results of operations, financial condition or cash flows.

ITEM 7 A.- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 13.

ITEM 8.- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the registrant and its subsidiary for the year ended May 31, 2003, consisting of the following, are contained herein:

Consolidated Balance Sheets            - May 31, 2003 and 2002

Consolidated Statements of Operations  - Years ended May 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows  - Years ended May 31, 2003, 2002 and 2001

Consolidated Statements of Changes in
 Stockholders' Equity                  - Years ended May 31, 2003, 2002 and 2001

Notes to Consolidated Financial
 Statements                            - Years ended May 31, 2003, 2002 and 2001

Quarterly Results of Operations        - Years ended May 31, 2003, and 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of May 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended May 31, 2003. Our audits also included the financial statement schedule listed at Item 16(a)2. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of May 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, effective June 1, 2001 the Company changed its accounting policy with respect to slotting fees.

Birmingham, Alabama
July 15, 2003                          DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS

May 31, 2003 and 2002

ASSETS                                                   2003           2002
                                                    -------------  -------------

CURRENT ASSETS
Cash and cash equivalents                           $  1,278,333   $    302,478
  Receivables:
    Trade accounts                                     7,835,874      9,014,850
    Other                                                299,142        931,911
                                                    -------------  -------------
                                                       8,135,016      9,946,761
Less: Allowance for doubtful accounts                    196,100        196,100
                                                    -------------  -------------
                                                       7,938,916      9,750,661
Notes receivable, current                                 42,253         45,918

                                                       7,981,169      9,796,579

  Inventories:

    Raw materials                                      1,496,992      1,605,640
    Finished goods                                     2,289,145      3,604,482
                                                    -------------  -------------

                                                       3,786,137      5,210,122
                                                    -------------  -------------

  Prepaid expenses                                     3,645,298      4,031,037
                                                    -------------  -------------
        Total current assets                          16,690,937     19,340,216
                                                    -------------  -------------


PROPERTY, PLANT AND EQUIPMENT
  Land                                                 3,030,974      3,086,571
  Buildings                                           16,897,204     17,040,006
  Machinery and equipment                             41,478,108     40,819,601
  Transportation equipment                            15,113,558     15,286,803
                                                    -------------  -------------
                                                      76,519,844     76,232,981
    Less: Accumulated depreciation                    61,158,271     59,136,721
                                                    -------------  -------------

                                                      15,361,573     17,096,260

OTHER ASSETS

  Notes receivable, long-term                          1,865,747      1,981,718
  Cash surrender value of life insurance               2,762,739      2,785,336
  Other                                                   15,233         15,337
                                                    -------------  -------------

    Total other assets                                 4,643,719      4,782,391
                                                    -------------  -------------

  TOTAL                                             $ 36,696,229   $ 41,218,867
                                                    =============  =============

See Accompanying Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         2003           2002
                                                    -------------  -------------
CURRENT LIABILITIES
  Checks outstanding in excess of bank balances     $  1,157,108   $    621,326
  Accounts payable                                     1,700,934      2,189,729
  Current portion of long-term debt                      432,142        371,516
  Note payable - line of credit                               --        478,894
  Other accrued expenses                               2,381,975      1,588,500
  Deferred income taxes                                  304,698        607,489
  Salary continuation plan                                88,595         81,805
                                                    -------------  -------------

    Total current liabilities                          6,065,452      5,939,259
                                                    -------------  -------------

LONG-TERM LIABILITIES
  Note payable - bank, non-current                     1,990,767      3,150,020
  Salary continuation plan                             1,870,991      1,932,586
                                                    -------------  -------------

    Total long-term liabilities                        3,861,758      5,082,606
                                                    -------------  -------------

DEFERRED INCOME TAXES                                    764,032        551,742
                                                    -------------  -------------

STOCKHOLDERS' EQUITY
  Common stock - $.66 2/3 par value:
  Authorized 35,000,000 shares; issued 13,828,793
   shares                                              9,219,195      9,219,195
  Additional paid-in capital                           6,497,954      6,497,954
  Retained earnings                                   20,821,015     24,461,288
  Treasury shares - at cost (1,945,488)              (10,533,177)   (10,533,177)
                                                    -------------  -------------

  Total stockholders' equity                          26,004,987     29,645,260
                                                    -------------  -------------

    TOTAL                                           $ 36,696,229   $ 41,218,867
                                                    =============  =============

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended May 31, 2003, 2002 and 2001

                                                         2003           2002          2001
                                                    ------------- -------------- --------------
Net sales                                           $ 96,367,088  $ 104,572,608  $ 102,796,741
Cost of sales                                         51,191,313     54,257,812     53,636,803
                                                    ------------- -------------- --------------
Gross margin                                          45,175,775     50,314,796     49,159,938

Selling, general and administrative expenses          47,959,449     47,205,695     46,252,224
                                                    ------------- -------------- --------------

Operating (loss) income                               (2,783,674)     3,109,101      2,907,714
                                                    ------------- -------------- --------------

Other income (expenses):
Gain on sale of assets                                   304,221        756,259        599,497
Interest expense                                        (268,489)      (190,159)       (85,420)
Other income                                             506,296        563,383        691,027
                                                    ------------- -------------- --------------

  Total other income (expenses)                          542,028      1,129,483      1,205,104
                                                    ------------- -------------- --------------

  (Loss) income before cumulative effect of a change
    in accounting policy and income taxes             (2,241,646)     4,238,584      4,112,818
                                                    ------------- -------------- --------------

  Provision for income taxes                            (829,501)     1,643,037      1,412,663
                                                    ------------- -------------- --------------

  Net (loss) income before cumulative effect of a
   change in accounting policy                        (1,412,145)     2,595,547      2,700,155

  Cumulative effect of a change in accounting policy
   net of taxes of $262,037                                   --        413,401             --
                                                    ------------- -------------- --------------

  Net (loss) income                                 $ (1,412,145) $   3,008,948  $   2,700,155
                                                    ============= ============== ==============

PER SHARE OF COMMON STOCK
  Net (loss) income before cumulative effect of a
   change in accounting policy                      $      (0.12) $        0.22  $        0.23
  Cumulative effect of a change in accounting policy
   net of taxes                                               --           0.03             --
                                                    ------------- -------------- --------------
  Basic earnings                                    $      (0.12) $        0.25  $        0.23
                                                    ------------- -------------- --------------
  Diluted earnings                                  $      (0.12) $        0.25  $        0.23
                                                    ============= ============== ==============


See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31, 2003, 2002 and 2001

                                                         2003           2002          2001
                                                    ------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                 $ (1,412,145) $   3,008,948  $   2,700,155
  Adjustment to reconcile net (loss) income to net
  cash provided by operating activities:
    Cumulative effect of a change in accounting
     policy                                                   --       (413,401)            --
    Depreciation                                       2,490,330      2,593,621      2,435,262
    Deferred income taxes                                (90,501)      (344,000)      (463,663)
    Gain on sale of property and equipment              (304,221)      (756,259)      (599,497)
  Decrease (increase) in receivables - net             1,811,745       (648,679)      (497,688)
  Decrease (increase) in inventories                   1,423,985       (470,362)      (697,415)
  Decrease (increase) in prepaid expenses                385,843     (1,079,977)       (71,729)
  Decrease in cash surrender value of insurance           22,597         50,614         30,591
  (Decrease) increase in accounts payable               (488,795)       265,301     (1,473,900)
  Increase (decrease) in accrued expenses                793,475       (352,860)    (1,395,999)
  (Decrease) increase in salary continuation plan        (54,805)        86,568         83,542
                                                    ------------- -------------- --------------

    Net cash provided by operating activities          4,577,508      1,939,514         49,659
                                                    ------------- -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment             (851,111)    (5,236,601)    (2,443,988)
  Proceeds from sale of property, plant and equipment    399,690      1,301,160        253,972
  Cash received from disposal of Nashville plant and
   equipment                                                  --             --      1,710,000
  Collection of notes receivable                         119,636         42,399         19,965
  Investment securities available-for-sale
    Purchases                                                 --             --       (357,332)
    Proceeds from disposals                                             625,326        243,477
                                                    ------------- -------------- --------------
    Net cash used in investing activities               (331,785)    (3,267,716)      (573,906)
                                                    ------------- -------------- --------------

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

Years Ended May 31, 2003, 2002 and 2001

                                                         2003           2002          2001
                                                    ------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Debt proceeds                                       11,543,823      7,806,676        860,100
  Debt repayments                                    (13,121,345)    (4,666,346)            --
  Increase (decrease) in checks outstanding in
   excess of bank balances                               535,782       (931,135)       931,996
  Purchases of treasury shares                                --       (193,419)      (467,951)
  Proceeds from exercise of stock options                     --          3,810             --
  Cash dividends paid                                 (2,228,128)    (2,974,005)    (2,960,245)
                                                    ------------- -------------- --------------

    Net cash used in financing activities             (3,269,868)      (954,419)    (1,636,100)
                                                    ------------- -------------- --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     975,855     (2,282,621)    (2,160,347)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           302,478      2,585,099      4,745,446

CASH AND CASH EQUIVALENTS AT END OF YEAR            $  1,278,333  $     302,478  $   2,585,099
                                                    ============= ============== ==============

SUPPLEMENTAL INFORMATION
  Cash paid during the year for:
    Income taxes                                    $   (626,349) $   2,343,597  $   1,898,808
    Interest                                             268,489        190,159         85,420
  Noncash items:
    Equipment traded in                                   22,123             --             --
    Notes receivable issued in connection with sale
     of property                                              --             --      2,090,000


See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended May 31, 2003, 2002 and 2001

                                                                    Additional                                    Total
                                                        Common        Paid-in       Retained      Treasury    Stockholders'
                                                         Stock        Capital       Earnings        Shares       Equity
                                                    ------------- -------------- -------------- ------------- -------------

Balance - May 31, 2000                              $  9,219,195  $   6,499,554  $  24,686,435  $ (9,877,217) $ 30,527,967
Net income - 2001                                             --             --      2,700,155            --     2,700,155

Cash dividends paid                                           --             --     (2,960,245)           --    (2,960,245)
Treasury shares purchased                                     --             --             --      (467,951)     (467,951)
                                                    ------------- -------------- -------------- ------------- -------------

Balance - May 31, 2001                                 9,219,195      6,499,554     24,426,345   (10,345,168)   29,799,926

Net income - 2002                                             --             --      3,008,948            --     3,008,948

Cash dividends paid                                           --             --     (2,974,005)           --    (2,974,005)
Treasury shares purchased                                     --             --             --      (193,419)     (193,419)
Stock options exercised                                       --         (1,600)            --         5,410         3,810
                                                    ------------- -------------- -------------- ------------- -------------

Balance - May 31, 2002                                 9,219,195      6,497,954     24,461,288   (10,533,177)   29,645,260

Net loss - 2003                                               --             --     (1,412,145)           --    (1,412,145)

Cash dividends paid                                           --             --     (2,228,128)           --    (2,228,128)
                                                    ------------- -------------- -------------- ------------- -------------

Balance - May 31, 2003                              $  9,219,195  $   6,497,954  $  20,821,015  $(10,533,177) $ 26,004,987
                                                    ============= ============== ============== ============= =============

See Accompanying Notes to Consolidated Financial Statement

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Golden Enterprises, Inc. and subsidiary (Company) conform to accounting principles generally accepted in the United States of America and to general principles within the snack foods industry. The following is a description of the more significant accounting policies:

Nature of the Business

The Company manufactures and distributes a full line of snack items that are sold through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States.

Consolidation

The consolidated financial statements include the accounts of Golden Enterprises, Inc. and its wholly-owned subsidiary, Golden Flake Snack Foods, Inc., (the Company). All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

The Company recognizes sales and related costs upon delivery or shipment of products to its customers. Sales are reduced by returns and allowances to customers.

Revenue Classification Changes

In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-09 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) effective for annual or interim periods beginning after December 15, 2001. The issue addresses the recognition, measurement and income statement classification for certain sales incentives. The Company implemented this new accounting policy in the fourth quarter of fiscal 2002. The effect of this accounting change is to adopt this policy as of the beginning of the fiscal 2002 (June 1, 2001). Certain of these expenses, including slotting fees, previously classified as selling, general and administrative expenses, are now characterized as offsets to net sales. Reclassifications have been made to prior period financial statements to conform to current year presentation. Total vendor sales incentives now characterized as reductions of net sales that previously would have been classified as selling, general and administrative expenses were approximately $12.8 million, $11.7 million and $12.9 million for the years ended 2003, 2002 and 2001, respectively. There was no resulting impact on net operating results from adopting EITF 01-09.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

May 31, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

Property, Plant and Equipment

Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation and amortization have been provided principally on the straight-line method over the estimated useful lives of the respective assets. Accelerated methods are used for tax purposes.

Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for renewals and betterments are capitalized and written off by depreciation and amortization charges. Property retired or sold is removed from the asset and related accumulated depreciation accounts and any profit or loss resulting therefrom is reflected in the statements of operations.

Self-Insurance

The Company is self-insured for certain losses relating to automobile liability, general liability, workers' compensation and property losses. The Company has stop loss coverage to limit the exposure arising from these claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management's estimates of the aggregate liability for uninsured claims incurred. These reserves are necessarily based on estimates; thus actual results may differ. The Company is insured for losses in excess of $100,000, $50,000, $250,000 and $100,000 per occurrence for automobile liability, general liability, workers' compensation and property losses, respectively.

Advertising

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Advertising expense amounted to $5,031,409, $4,371,719 and $5,739,488 for the fiscal years 2003, 2002 and 2001, respectively.

Income Taxes

Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Segment Information

The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions. The Company's sales are generated primarily within the Southeastern United States.

Stock Options

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for all stock option plans. No stock-based compensation cost has been recognized in operations for stock options granted because the option exercise price was equal to or more than the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, requires the Company to provide pro forma information regarding net income
(loss) as if the compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No.
123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

May 31, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
The following table represents the pro forma effect on net income (loss) and earnings (loss per share as if the Company had applied the fair value based method recognition provisions of SFAS No. 123 to stockbased employee compensation:

                                                                 Years Ended May 31,
                                                    -------------------------------------------
                                                         2003           2002          2001
                                                    ------------- -------------- --------------
Net (loss) income as reported                       $ (1,412,145) $   3,008,948  $   2,700,155
Deduct: total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects              (12,660)       (52,289)            --
                                                    ------------- -------------- --------------
Pro forma net (loss) income                           (1,424,805)     2,956,659      2,700,155
                                                    ============= ============== ==============

(Loss) earnings per share:
  Basic - as reported                               $      (0.12) $         .25  $         .23
                                                    ============= ============== ==============
  Basic - Pro forma                                 $      (0.12) $         .25  $         .23
                                                    ============= ============== ==============

  Diluted - as reported                             $      (0.12) $         .25  $         .23
                                                    ============= ============== ==============
  Diluted - Pro forma                               $      (0.12) $         .25  $         .23
                                                    ============= ============== ==============


Shipping and Handling Costs

Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company are classified as Selling, General and Administrative (SG&A) expenses. Shipping and handling costs classified as SG&A amounted to $2.3 million, $2.5 million and $2.4 million for the fiscal year 2003, 2002, and 2001, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Issued Accounting Pronouncements

Effective June 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, subjected to impairment testing. Intangible assets with finite lives will continue to be amoritzed over their useful lives. SFAS No. 142 requires an initial goodwill and indefinite life intangible asset impairment assessment in the year of adoption and annual impairment testing thereafter based on fair value. The adoption of SFAS No. 142 did not have a material impact on the Company's Financial position, results of operations or cash flows.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

May 31, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

Effective June 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 includes lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148 effective May 31, 2003 in its consolidated financial statements. The Company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy as described earlier.

In November, 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation 45 requires a guarantor to include disclosure of certain obligations and, if applicable, at the inception of the guarantee, to recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN No. 46 to have a material effect on its results of operations, financial condition or cash flows.

Reclassifications

Certain items included in prior years' consolidated financial statements have been reclassified to conform to current year presentation.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

May 31, 2003, 2002 and 2001

NOTE 2 - CHANGE IN ACCOUNTING POLICY

The Company changed its accounting policy in the fourth quarter of fiscal 2002 with regard to slotting fees. The effect of this accounting change was to adopt this policy as of the beginning of fiscal 2002 (June 1, 2001). Previously, slotting fees were expensed as incurred. The Company changed this accounting policy to capitalize and amortize such costs over the expected benefit period, which is generally one year. This change in accounting policy was made to more closely match the cost of the shelf space obtained with the slotting fees with the revenues produced by the shelf space. The cumulative effect of this change in accounting policy resulted in a noncash cumulative adjustment of $413,401 ($0.03 per share), net of taxes. The accounting change also increased net income before the cumulative effect in 2002 by $197,141 ($0.02 per share). Quarterly results for 2002 reflecting this change in accounting are included in Note 15, Quarterly Results of Operations.

NOTE 3 - NOTES RECEIVABLE

Notes receivable as of May 31, 2003 and 2002 consist of the following:

                                                                        2003          2002
                                                                  -------------- --------------
 8% note, originally due in 120 monthly installments of $1,092 through November 1, 2010, collateralized by equipment and
  personal guarantee; paid off                                    $          --  $      80,625
 8% note, due in 120 monthly installments of $3,640 through
  November 1, 2010, collateralized by property                          245,743        268,749
 8% note, due in 360 monthly installments of $12,474 through
  November 1, 2030, collateriazed by property                         1,662,257      1,678,262
                                                                  -------------- --------------
                                                                      1,908,000      2,027,636
Less current portion                                                     42,253         45,918
                                                                  -------------- --------------
                                                                  $   1,865,747  $   1,981,718
                                                                  ============== ==============
Maturities at May 31,
       2005                                                       $      45,760
       2006                                                              49,558
       2007                                                              53,672
       2008                                                              58,126
       2009                                                              62,951
       Thereafter                                                     1,595,680

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

May 31, 2003, 2002 and 2001

NOTE 4 - PREPAID EXPENSES

At May 31, prepaid expenses consist of the following:

                                                                        2003          2002
                                                                  -------------- --------------
 Prepaid slotting fees                                            $     333,799  $   1,001,087
 Other prepaid expenses                                               3,311,499      3,029,950
                                                                  -------------- --------------

                                                                  $   3,645,298  $   4,031,037
                                                                  ============== ==============

NOTE 5 - OTHER ACCRUED EXPENSES

At May 31, other accrued expenses consist of the following:

                                                                        2003          2002
                                                                  -------------- --------------

 Accrued payroll                                                  $     448,251  $     490,000
 Self insurance liability                                             1,386,122        613,453
 Other accrued expenses                                                 547,602        485,047
                                                                  -------------- --------------

                                                                  $   2,381,975  $   1,588,500
                                                                  ============== ==============

NOTE 6 - LINE OF CREDIT

The Company has a line of credit agreement with a local bank which permits borrowing up to $1 million. The line of credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application.

NOTE 7 - LONG-TERM LIABILITIES

Long-term debt consist of the following:                                2003          2002
                                                                  -------------- --------------
 Note payable - bank - payable in equal monthly installments of
 $41,688 including interest at the LIBOR index rate plus 1.75%
 (3.06% at May 31, 2003) through April 3, 2011, secured by
 equipment                                                        $   2,422,909  $   3,521,536

 Less: current portion                                                  432,142        371,516
                                                                  -------------- --------------

                                                                  $   1,990,767  $   3,150,020
                                                                  ============== ==============

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

May 31, 2003, 2002 and 2001


NOTE 7 - LONG-TERM LIABILITIES - CONTINUED

  Maturities at May 31,
       2005                                                       $     445,553
       2006                                                             459,380
       2007                                                             473,636
       2008                                                             488,334
       2009                                                             123,864

Other long-term obligations at May 31, 2003 and 2002, consist of the following:

                                                                        2003          2002
                                                                  -------------- --------------
Salary continuation plan                                          $   1,959,586  $   2,014,391
Less current portion                                                    (88,595)       (81,805)
                                                                  -------------- --------------

                                                                  $   1,870,991  $   1,932,586
                                                                  ============== ==============

The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives. The Company recognized compensation expense of approximately $27,000, $127,341 and $121,000 for fiscal 2003, 2002 and 2001, respectively.

NOTE 8 - INCOME TAXES

The provision for income taxes consists of the following:

                                                         2003           2002          2001
                                                    ------------- -------------- --------------
Current:
  Federal                                           $   (657,000) $   1,535,000  $     844,000
  State                                                  (82,000)       190,000        105,000
                                                    ------------- -------------- --------------

                                                        (739,000)     1,725,000        949,000
Deferred:
  Federal                                                (80,529)       (72,933)       412,580
  State                                                   (9,972)        (9,030)        51,083
                                                    ------------- -------------- --------------

                                                         (90,501)       (81,963)       463,663
                                                    ------------- -------------- --------------

Total                                               $   (829,501) $   1,643,037  $   1,412,663
                                                    ============= ============== ==============

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

May 31, 2003, 2002 and 2001

NOTE 8 - INCOME TAXES - CONTINUED

The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and actual tax follows:

                                                         2003           2002          2001
                                                    ------------- -------------- --------------

 Tax on income at statutory rates                   $   (762,160) $   1,441,000  $   1,398,358
(Decrease) increase resulting from:
  State income taxes, less Federal income tax effect     (61,309)       149,000         70,000
  Tax exempt interest                                     (1,356)        (9,303)       (59,317)
  Other - net                                             (4,676)        62,340          3,622
                                                    ------------- -------------- --------------

  Total                                             $   (829,501) $   1,643,037  $   1,412,663
                                                    ============= ============== ==============

The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:

                                                                        2003          2002
                                                                  -------------- --------------
Deferred tax assets
  Salary continuation plan                                        $     718,580  $     723,500
  Contribution carryforward                                             121,491             --
  Inventory capitalization                                               58,922             --
  Allowance for doubtful accounts                                        71,910         66,674
                                                                  -------------- --------------

Total deferred tax assets                                               970,903        790,174
                                                                  -------------- --------------

Deferred tax liabilities
  Property and equipment                                              1,604,103      1,275,242
  Prepaid expenses                                                      435,530        674,163
                                                                  -------------- --------------
Total deferred tax liabilities                                        2,039,633      1,949,405
                                                                  -------------- --------------

  Net deferred tax liability                                      $  (1,068,730) $  (1,159,231)
                                                                  ============== ==============

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has trusted "Qualified Profit-Sharing Plans" that were amended and restated effective June 1, 1996 to add a 401(k) salary reduction provision.
Under this provision, employees can contribute up to fifteen percent of their compensation to the plan on a pretax basis subject to regulatory limits; and the Company, at its discretion, can match up to 4 percent of the participants' compensation. The annual contributions to the plans are determined by the Board of Directors. Total plan expenses for the years ended May 31, 2003, 2002 and 2001 were $231,332, $177,405, and $181,055, respectively.


GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

May 31, 2003, 2002 and 2001

NOTE 9 - EMPLOYEE BENEFIT PLANS - CONTINUED

The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual contributions to the plan are amounts determined by the Board of Directors of the Company. Annual contributions are made in cash or common stock of the Company. The Employee Stock Ownership Plan expenses for the years ended May 31, 2003, 2002 and 2001 were $-0-. Each participant's account is credited with an allocation of shares acquired with the Company's annual contributions, dividends received on ESOP shares and forfeitures of terminated participants' nonvested accounts.

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

                                                         2003           2002
                                                     ------------   ------------

Accrued Salary Continuation Plan - beginning of year $ 2,014,391    $ 1,927,823

Benefits accrued                                          27,000        127,341

Benefits paid                                            (81,805)       (40,773)
                                                     ------------   ------------

Accrued Salary Continuation Plan - end of year       $ 1,959,586    $ 2,014,391
                                                     ============   ============

NOTE 10 - LONG-TERM INCENTIVE PLANS

The Company has a long-term incentive plan currently in effect under which future stock option grants may be issued. This Plan (the 1996 Plan) is administered by the Stock Option Committee of the Board of Directors, which has sole discretion, subject to the terms of the Plan, to determine those employees, including executive officers, eligible to receive awards and the amount and type of such awards. The Stock Option Committee also has the authority to interpret the Plan, formulate the terms and conditions of award agreements and make all other determinations required in the administration thereof. All options outstanding at the end of the 2003, 2002, and 2001 are exercisable.

The Company had a stock option plan (the 1988 Plan) that expired July 6, 2002. There were no stock options or stock appreciation rights outstanding under this Plan at July 6, 2002, May 31, 2002 and 2001.

The 1996 Plan provides for the granting of incentive stock options as defined under the Internal Revenue Code. Under the Plan, grants may be made to selected officers and employees, of incentive stock option with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company's stock at the date of grant.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

May 31, 2003, 2002 and 2001

NOTE 10 - LONG-TERM INCENTIVE PLANS - CONTINUED

Five hundred thousand shares of the Company's stock have been reserved for issuance under this Plan. The following is a summary of transactions:

Shares Under Option                         2003              2002               2001
                                      ----------------- ----------------- ------------------
                                               Weighted          Weighted           Weighted
                                                Average           Average            Average
                                               Exercise          Exercise           Exercise
                                       Shares    Price   Shares    Price    Shares    Price
                                      -------  -------- -------  -------- -------- --------
Outstanding - beginning of year       369,000   $ 3.78   40,000   $ 3.50   340,000   $ 6.92
  Granted                                  --       --  330,000     3.81        --       --
  Exercised                                --       --   (1,000)    3.81        --       --
  Forfeited                                --       --       --       --        --       --
  Cancelled                                --       --       --       --  (300,000)    7.38
                                      -------  -------  -------  -------- --------- --------

Outstanding - end of year             369,000   $ 3.78  369,000   $ 3.78    40,000   $ 3.50
                                      =======  =======  =======  ======== ========= ========

Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employees stock options under the fair value method. The per share weighted average fair value of the stock options granted during fiscal 2002 was $.25. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate 5.05 percent; dividend yield 6.56 percent; expected option life of 5 years; and expected volatility of 15 percent. No options were granted during 2003 or 2001.

The Black-Scholes options pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect an option's fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of it employee stock options.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTE 11 - NET INCOME PER SHARE

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock, as prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share". Options to purchase 369,000 and 329,000 shares of common stock at May 31, 2003, and 2002, respectively, were not included in the computation of diluted earnings per share because the options' exercise price were greater than the average market price of the common shares and, therefore, the effect would be antidulitive. No such antidulitive options were outstanding at May 31, 2001. The following reconciles the information used to compute basic and diluted earnings per share:

                                                 Average Common Stock Shares
                                             -----------------------------------

                                                2003        2002        2001
                                             ----------  ----------  ----------
Basic weighted average shares outstanding    11,883,305  11,898,097  11,965,671
Effect of options                                    --       2,796       2,152
                                             ----------  ----------  ----------

Diluted shares                               11,883,305  11,900,893  11,967,823
                                             ==========  ==========  ==========


NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity, generally less than three months, of these instruments. The fair value of notes receivable is estimated by using a discount rate that approximates the current rate for comparable notes. At May 31, 2003 and 2002 the aggregate fair value was approximately $2,507,357 and $2,208,839 compared to a carrying amount of $1,908,000 and $2,027,636, respectively.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

May 31, 2003, 2002 and 2001

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -CONTINUED

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Rental expense was $498,031 in 2003, $547,742 in 2002, and $410,189 in 2001. At
May 31, 2003, the Company was obligated under certain operating leases for buildings, office space and equipment. The following amounts represent future payment commitments under these leases:

           May 31,       Office Space       Equipment     Total
           -------       ------------       ---------   ---------

            2004             $ 24,000       $ 187,000   $ 211,000

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

The Company had letters of credit in the amount of $1,790,000 outstanding at May 31, 2003 to support the Company's commercial self-insurance program. The Company pays a commitment fee of 0.375% to maintain the letters of credit.

The Company entered into a five-year term product purchase commitment during the year ending May 31, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the unit purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable, based on current market. Subsequently, in September 2002, the product purchase agreement was amended to fix the purchase unit price and establish specific annual quantities. As of May 31, 2003 the Company's outstanding purchase commitments were as follows:

      Years ending
        May 31,                                 Amount
      ------------                           -----------
         2004                                $ 1,588,000
         2005                                  1,491,000
         2006                                    605,000

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

May 31, 2003, 2002 and 2001

NOTE 14 -CONCENTRATIONS OF CREDIT RISK
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

The Company maintains deposit relationships with high credit quality financial institutions. The Company's trade receivables result primarily from its snack food operations and reflect a broad customer base, primarily large grocery store chains located in the Southeastern United States. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited.

The Company's notes receivable require collateral and buyer investment and management believes they are well secured.

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations of the years ended May 31, 2003 and 2002.

                                                                      Per Share
                                                         Net (Loss)   Net (Loss)
                                            Net Sales      Income       Income
                                          ------------- ------------ -----------
Quarter
2003
 First                                    $  24,803,423 $   (33,681)  $      --
 Second                                      23,424,863    (381,529)      (0.03)
 Third                                       23,954,925    (433,780)      (0.04)
 Fourth                                      24,183,877    (563,155)      (0.05)
                                          ------------- ------------ -----------
 For the year                             $  96,367,088 $(1,412,145)  $   (0.12)
                                          ============= ============ ===========

2002
 First                                    $  25,856,724 $ 1,059,969   $    0.09
 Second                                      25,058,717     565,104        0.05
 Third                                       27,026,714   1,122,950        0.09
 Fourth                                      26,630,453     260,925        0.02
                                          ------------- ------------ -----------
 For the year                             $ 104,572,608 $ 3,008,948   $    0.25
                                          ============= ============ ===========

Revenues for the quarterly information have been adjusted from the amounts previously reported in the Company's 2002 10-Q's. The revised amounts reflect the adoption of EITF 01-9, which requires reclassification of certain expenses. The reclassification involves removing certain expenses from selling, general and administrative expenses and including them as a direct reduction of revenues. The adoption of EITF 01-9 does not affect net income. Quarterly net income amounts for 2002 have been adjusted from amounts reported in the Company's 10-Q's to reflect the change in accounting discussed in Note 2.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

May 31, 2003, 2002 and 2001

NOTE 16 - SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

The following tabulation gives certain supplementary statement of income information for continuing operations for the years ended May 31, 2003, 2002, and 2001:

                                                2003        2002        2001
                                            ----------- ----------- -----------
Maintenance and repairs                     $ 5,625,851 $ 5,290,498 $ 5,375,639
Depreciation                                  2,490,330   2,593,621   2,435,262
Payroll taxes                                 2,337,330   2,473,871   2,388,828
Advertising costs                             5,031,409   4,371,719   5,739,488

Amounts for depreciation, other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                       SUPPLEMENTAL FINANCIAL INFORMATION

                   Selected quarterly financial data for the
              fiscal years ended May 31, 2003 and 2002 (unaudited)

              (Dollar amounts in thousands, except per share data)

                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                         --------- --------- --------- ---------
2003

Net sales                                $ 24,803  $ 23,425  $ 23,955  $ 24,184
                                         ========= ========= ========= =========

Loss before income taxes                 $    (58) $   (618)     (701) $   (865)
                                         ========= ========= ========= =========

Net loss                                 $    (34) $   (382) $   (434) $   (562)
                                         ========= ========= ========= =========

Net loss per share                       $     --  $  (0.03) $  (0.04) $  (0.05)
                                         ========= ========= ========= =========

Cash dividends per share                  $0.0625  $ 0.0625  $ 0.0313  $ 0.0313
                                         ========= ========= ========= =========


2002

Net sales                                $ 25,857  $ 25,059  $ 27,027  $ 26,630
                                         ========= ========= ========= =========

Income before income taxes               $  1,675  $    920  $  1,787  $    533
                                         ========= ========= ========= =========

Net income                               $  1,060  $    565  $  1,123  $    261
                                         ========= ========= ========= =========

Net income per share                     $   0.09  $   0.05  $   0.09  $   0.02
                                         ========= ========= ========= =========

Cash dividends per share                 $ 0.0625  $ 0.0625  $ 0.0625  $ 0.0625
                                         ========= ========= ========= =========

Quarterly net sales amounts for 2002 have been adjusted from the amounts previously reported in the Company's 10-Q's. The revised amounts reflect the adoption of EITF 01-9, which requires reclassification of certain expenses. The reclassification involves removing certain expenses from selling, general and administrative expenses and including them as a direct reduction of revenues. Quarterly net income amounts for 2002 have been adjusted from amounts reported in the Company's 10-Q's to reflect the change in accounting discussed in Note 2 to the Company's consolidated financial statements.

ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. -- CONTROLS AND PROCEDURES

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal year ended May 31, 2003. Based upon that evaluation, and as of the end of the fiscal year ended May 31, 2003, the Chief Executive Officer and Chief Financial Officer concluded that the Company's Disclosure Controls and Procedures were effective. There were no changes in the Company's internal controls over financial reporting during the Company's quarter ended May 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. -- EXECUTIVE COMPENSATION

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. -- CONTROLS AND PROCEDURES

     Included under Item 9A hereof.

ITEM 15.-- PRINCIPAL ACCOUNTANT FEES AND SERVICES

     With the exception of a description of Executive Officers of The Registrant which appears on page 5 herein, Part III is omitted because prior to September 28, 2003, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                                    PART IV

                    ITEM 16.- EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

     Consolidated Balance Sheets-- May 31, 2003 and 2002

     Consolidated Statements of Operations- Years ended May 31, 2003, 2002, and 2001

     Consolidated Statements of Changes in Stockholders' Equity- Years ended May 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows- Years ended May 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

     The following consolidated financial statements schedule is included in
Item 16 (d):

     Schedule II- Valuation and Qualifying Accounts

     All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

     3. Exhibits:

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Report on Form 8-K-- During the last quarter of the period covered by this report, the Registrant filed an 8-K Report on April 8, 2003 reporting the resignation of D. Paul Jones, Jr. as a member of the Board of Directors.

     (c) Exhibits. See (a) 3. above.

     (d) Financial Statement Schedules. The response to this portion of Item 16, is submitted under Item 16.(a) 1. and 2. above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ENTERPRISES, INC.

By_/s/_John_H._Shannon___________________                        August 25, 2003
       John H. Shannon                                                 Date
       Vice President, Principal Financial
       Officer and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   Signature                          Title                            Date
   ---------                          -----                            ----
/s/_John_S._Stein_____________ Chairman of Board                 August 25, 2003
John S. Stein

/s/_Mark_W._McCutcheon________ Chief Executive                   August 25, 2003
Mark W. McCutcheon             Officer, President and Director

/s/_John_H._Shannon___________ Vice President, Secretary,        August 25, 2003
John H. Shannon                Principal Financial Officer
                               and Controller

/s/_F._Wayne_Pate_____________ Director                          August 25, 2003
F. Wayne Pate

                               Director                          August 25, 2003
______________________________
Edward R. Pascoe

/s/_John_P._McKleroy, Jr._____ Director                          August 25, 2003
John P. McKleroy, Jr.

/s/_James_I._Rotenstreich_____ Director                          August 25, 2003
James I. Rotenstreich

______________________________ Director                          August 25, 2003
John S. P. Samford

/s/_J._Wallace_Nall,_Jr.______ Director                          August 25, 2003
J. Wallace Nall, Jr.

/s/_Joann_F._Bashinsky________ Director                          August 25, 2003
Joann F. Bashinsky

                                                                     Schedule II

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS

                    Years ended May 31, 2001, 2002 and 2003

                                                 Additions
                                   Balance at   Charged to              Balance
                                    Beginning    Costs and               at End
Allowance for Doubtful Accounts      of Year     Expenses   Deductions   of Year
-------------------------------    ----------   ----------  ----------  --------

Year ended May 31, 2001              $600,000   $(194,938)    $58,962   $346,100
                                   ==========   ==========  ==========  ========

Year ended May 31, 2002              $346,100   $(113,175)    $36,825   $196,100
                                   ==========   ==========  ==========  ========

Year ended May 31, 2003              $196,100    $224,722    $224,722   $196,100
                                   ==========   ==========  ==========  ========

                               INDEX TO EXHIBITS

Exhibit Number                                                              Page

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002.                                              44

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002.                                              45

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002.                                              46

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002.                                              47