Form 10-Q
period 2003-08-31
GOLDEN ENTERPRISES INC
filed 2003-10-10
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003
                               ---------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from  _________________________ to____________________

Commission file number                        0-4339
                      ----------------------------------------------------------

                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

               DELAWARE                               63-0250005
-------------------------------------               ----------------------------
(State or other jurisdiction of                      (I.R.S.   Employer
  incorporation or organization)                     Identification No.)

Suite 208, 2140 11th Avenue, South
       Birmingham, Alabama                                  35205
-------------------------------------              -----------------------------

                                 (205) 933-9300
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2003.

                                                     Outstanding at
         Class                                       September 30, 2003
         -----                                       ------------------
Common Stock, Par Value $0.66 2/3                      11,883,305

                            GOLDEN ENTERPRISES, INC.

                                      INDEX



Part I.  FINANCIAL INFORMATION                                         Page No.


Item 1   Condensed Consolidated Balance Sheets
           August 31, 2003 (unaudited) and May 31, 2003                   3

Item 1   Condensed Consolidated Statements of Operations (unaudited)
           Three Months Ended August 31, 2003 and 2002                    4


Item 1   Condensed Consolidated Statements of Cash
           Flows (unaudited)- Three Months Ended August 31, 2003
           and 2002                                                       5


Item 1   Notes to Condensed Consolidated Financial
           Statements (unaudited)                                         6

Item 1   Independent Accountant's Report                                  9

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10

Item 3   Quantitative and Qualitative
           Disclosure About Market Risk                                   14

Item 4   Controls and Procedures                                          14


Part II. OTHER INFORMATION


Item 6   Exhibits and Report on Form 8-K                                  15

                            PART I.  FINANCIAL INFORMATION

                            GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           August 31,           May 31,
                                                                              2003               2003
                                                                         --------------     --------------
                                                                           (Unaudited)         (Audited)
                  ASSETS


Cash and cash equivalents                                                   $1,779,771         $1,278,333
Receivables, net                                                             7,942,137          7,938,916
Note Receivable, current                                                        43,104             42,253
     Inventories:
Raw material and supplies                                                    1,493,452          1,496,992
Finished goods                                                               2,355,696          2,289,145
                                                                             ---------          ---------

                                                                             3,849,148          3,786,137
                                                                             ---------          ---------


  Prepaid expense                                                            3,279,208          3,645,298

Total current
 assets                                                                     16,893,368         16,690,937
                                                                            ----------         ----------

Property, plant and equipment, net                                          14,867,620         15,361,573
Long-term Note Receivable                                                    1,854,646          1,865,747
Other assets                                                                 2,777,972          2,777,972
                                                                             ---------          ---------

                                                                           $36,393,606        $36,696,229
                                                                         =============      =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
Checks outstanding in excess of bank balances                                 $699,694         $1,157,108
Accounts payable                                                             2,906,218          1,700,934
Accrued and deferred income taxes                                              304,698            304,698
Other accrued expenses                                                       2,403,827          2,381,975
Salary continuation plan                                                        90,379             88,595
Note payable- bank, current                                                    435,457            432,142
                                                                               -------            -------

Total current liabilities                                                    6,840,273          6,065,452
                                                                             ---------          ---------

     Long-Term Liabilities:
Note payable-bank, non-
 current                                                                     1,062,290          1,990,767
Salary Continuation Plan                                                     1,855,360          1,870,991
                                                                             ---------          ---------

Total long-term liabilities                                                  2,917,650          3,861,758
                                                                             ---------          ---------

Deferred income taxes                                                          743,107            764,032
                                                                               -------            -------

     Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares                                                     9,219,195          9,219,195
Additional paid-in capital                                                   6,497,954          6,497,954
Retained earnings                                                           20,708,604         20,821,015
                                                                            ----------         ----------

                                                                            36,425,753         36,538,164

Less:  Cost of common shares in treasury (1,945,488 at
          August 31, 2003 and May 31,
           2003)                                                           (10,533,177)       (10,533,177)
                                                                           ------------       ------------

Total stockholders' equity                                                  25,892,576         26,004,987
                                                                            ----------         ----------

     Total                                                                 $36,393,606        $36,696,229
                                                                         =============      =============

See Accompanying Notes to Condensed Consolidated Financial Statements

ITEM 1-    GOLDEN ENTERPRISES, INC & SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED)

                                                                                           Three Months Ended
                                                                                                 AUGUST 31,
                                                                                           2003              2002
                                                                                       --------------------------------





 Net Sales                                                                                $24,580,778   $ 24,803,423
 Cost of Sales                                                                             12,882,936     12,897,329
                                                                                          -----------     ----------
 Gross Margin                                                                              11,697,842     11,906,094

Selling, general and administrative expenses                                               11,338,773     12,195,897
                                                                                          -----------     ----------
  Operating income (loss)                                                                     359,069       (289,803)
                                                                                          -----------     ----------
Other income (expenses):
  Investment income                                                                            39,909         41,418
  Gain on sale of assets                                                                       47,431        237,288
  Other income                                                                                 19,784         23,339
  Interest expense                                                                            (53,629)       (70,101)
                                                                                          -----------     ----------
    Total other income (expenses)                                                              53,495        231,944
                                                                                          -----------     ----------

    Income (loss) before income taxes                                                         412,564        (57,859)
Income tax expense                                                                            153,619        (24,178)
                                                                                          -----------     ----------
Net income (loss)                                                                         $   258,945     $  (33,681)
                                                                                          ===========     ==========

PER SHARE OF COMMON STOCK:
  Net income (loss)                                                                             $0.02          $0.00
                                                                                          ===========     ==========

Weighted average number of common shares outstanding                                       11,883,305     11,883,305
                                                                                          ===========     ==========

Cash dividends paid per share of common stock                                                 $0.0313        $0.0625
                                                                                          ===========     ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.



                                     ITEM 1
                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                        August 31,    August 31,

                                                                          2003           2002
                                                                  ------------------------------------

Cash flows from operating activities:
  Net income  (Loss)                                                $     258,945          $  (33,681)
    Adjustment to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                         594,933             662,302
    Deferred income taxes                                                 (20,925)            (43,954)
    Gain on sale of property and equipment                                (47,431)           (237,288)
Changes in operating assets and liabilities:
(Increase) Decrease in receivable- net                                     (3,221)            945,262
(Increase) in inventories                                                 (63,011)           (326,296)
Decrease (Increase) in pre-paid expenses                                  366,090          (1,674,121)
(Increase) in other assets- long term                                           0                  (1)
Increase in accounts payable                                            1,205,284           1,619,325
Increase  in accrued income taxes                                               0              66,174
Increase (Decrease) in accrued expenses                                    21,852             (47,045)
(Decrease) increase in salary continuation                                (13,847)            (13,094)
                                                                  ----------------        ------------

Net cash provided by operating activities                               2,298,669             917,583
                                                                  ----------------        ------------
Cash flows from investing activities:
Purchase of property, plant and equipment                                (119,783)           (263,616)
Proceeds from sale of property, plant and equipment                        66,234             329,598
Collection of note receivable                                              10,250              11,138
Investment securities available- for sale:
  Purchases                                                                    $0            (801,013)
  Proceeds from disposal                                                       $0                  $0
                                                                  ----------------        ------------
Net cash  (used in)
  Investing activities                                                    (43,299)           (723,893)

Cash flows from financing activities:
Debt repayments                                                          (925,162)           (924,164)
Increase (decrease) in checks outstanding in
  excess of bank balances                                                (457,414)          1,469,966

Cash dividends paid                                                      (371,356)           (742,708)
                                                                         ---------        ------------

  Net cash (used in) financing activities                              (1,753,932)           (196,906)
                                                                  ----------------        ------------
                                                                          501,438              (3,216)
Net (decrease) increase in cash and cash equivalents
Cash and cash equivalents at beginning of year                          1,278,333             286,480
                                                                  ----------------        ------------
Cash and cash equivalents at end of quarter                         $   1,779,771          $  283,264
                                                                  ================        ============

Supplemental information:
  Cash paid during the year for:
   Income taxes                                                     $    (248,830)         $      300
   Interest                                                                53,629              70,101

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                     ITEM 1
                                     ------


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)




1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Golden Enterprises, Inc. and subsidiary ("the Company") Annual Report on Form 10-K for the year ended May 31, 2003.

2. The results of operations for the three months ended August 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

3. The principal raw materials used in the manufacture of the Company's snack food products are potatoes, corn, vegetable oils and seasoning. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw material and supplies are generally available in adequate quantities in the open market from sources in the United States and are generally contracted up to a year in advance.

4. In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 includes lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

5. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No. 148. amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148 effective May 31, 2003 in its consolidated financial statements. The Company will continue to account for stock-based compensation using the methods described in Note 7 below.

6. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the three months ended August 31, 2003 and 2002:




                                                                               August 31, 2003  August 31, 2002
                                                                               ---------------  ---------------
     Weighted average number of common shares used in computing basic
          earnings per share                                                        11,883,305       11,883,305
     Effect of dilutive stock options                                                        0           25,183
                                                                                    ----------     ------------

     Weighted  average number of common shares and dilutive  potential common
     stock used in computing dilutive earnings per share                            11,883,305       11,908,488
                                                                                    ==========     ============

     Stock options  excluded from the above  reconciliation  because they are          369,000          329,000
     anti- dulutive                                                                 ==========     ============



7. The Company applies APB Opinion No. 25 in accounting for all of its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.



                                                                      For the three months ended
                                                                    August 31, 2003   August 31, 2002
                                                                    ---------------------------------

              Net income (loss)  as reported                            $258,945             ($33,681)
              Earnings (loss) per share as reported-basic                    .02                  .00
              Earnings (loss) per share as reported-diluted                  .02                  .00
              Stock based compensation costs, net of income
                tax, that would have been included in net
                income if the fair value method had been
                applied                                                  (3,073)               (3,165)
              Pro-forma net income (loss)                                255,872              (36,846)
              Pro-forma earnings (loss) per share-basic                      .02                  .00
                               Pro-forma earnings (loss) per                 .02                  .00
              share-diluted



8. The Company entered into a five year term product purchase commitment during the year ending May 31, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the unit purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable, based on current market. Subsequently, in September 2002, the product purchase agreement was amended to fix the purchase unit price and establish specific annual quantities.

9. The interest rate on the Company's bank debt is reset monthly to reflect the 30 days LIBOR rate. Consequently, the carrying value of the bank debt approximates fair value. During the three months ended August 31, 2003 the Company's bank debt was reduced by $.92 million compared to $.45 million last year. The interest rate at August 31, 2003 was 2.86% compared to 3.55% at August 31, 2002.

10. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

     The Company maintains deposit relationships with high credit quality financial institutions. The Company's trade receivables result primarily from its snack food operations and reflect a broad customer base, primarily large grocery store chains located in the Southeastern United States. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk is limited.

     The Company's notes receivable require collateral and buyer investment and management believes they are well secured.

                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------


     We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of August 31, 2003 and the related interim consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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





     Birmingham, Alabama
     October 10, 2003                  DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

                                     ITEM 2
                                     ------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


     The Company manufactures and distributes a full line of snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings and buttered popcorn. The products are all packaged in flexible bags or other suitable wrapping material. The Company also sells a line of cakes and cookie items, canned dips, pretzels, peanut butter cracker, cheese cracker, dried meat products and nuts packaged by other manufacturers using the Golden Flake label.

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


BASIS OF PRESENTATION

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company unaudited condensed consolidated financial statements, the preparation of which in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the consolidated financial statements. In preparing these financial statements, management has made its best estimate and judgments of certain amounts included in the financial statements, giving due considerations to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

     The Company believes the following to be critical accounting policies. That is, they are both important to the portrayal of the company's financial condition and results and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

     The Company recognizes sales and related costs upon delivery or shipment of products to its customers. Sales are reduced by returns and allowances to customers.

Accounts Receivable

     The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At August 31, 2003 and May 31, 2003 the Company had accounts receivables in the amount of $7.9 million and $7.9 million, net of an allowance for doubtful accounts of $0.2 million and $0.2 million, respectively.

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


 OTHER MATTERS

     Transactions with related parties, reported in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for fiscal year ended May 31, 2003 are conducted on an arm's-length basis in the ordinary course of business.


LIQUIDITY AND CAPITAL RESOURCES

     Working Capital was $10.6 million at June 1, 2003 and $10.1 million at the end of the first quarter. Net cash provided by operating activities amounted to $2.30 million for the first quarter this year compared to $.92 million for last year's first quarter.

     Additions to property, plant and equipment, net of disposals, were $0.10 million this year and $0.17 million last year. Cash dividends of $0.37 million were paid during this year's first quarter compared to $0.74 million last year. No cash was used to purchase treasury stock this year and last year, and no cash was used to increase investment securities this year compared to a net increase in investment securities using $0.80 million of cash last year. The Company's current ratio was 2.47 to 1.00 at August 31, 2003.

OFF-BALANCE SHEET ARRANGEMENT

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

Other Commitments

     The Company had letters of credit in the amount of $1,790,000 outstanding at August 31, 2003 to support the Company's commercial self-insurance program.

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


OPERATING RESULTS


     For the three months ended August 31, 2003, net sales decreased 0.9% from the comparable period in fiscal 2003. The decrease in net sales was distributed evenly between private label and branded sales. This year's first quarter cost of sales was 52.4% of net sales compared to 52.0% last year, and selling, general and administrative expenses were 46.1% of net sales this year and 49.2% last year. The improvement in selling, general and administrative expenses, was achieved because of a significant drop in workers' compensation insurance costs and improvements in sales route efficiencies.

     The Company's Gain on sales of assets for the first quarter in the amount of $47,431 was from the sale of used transportation equipment for cash.

     For last year's first quarter the Gain on sale of assets was $237,288, $4,300 of which was from the sale of used transportation equipment for cash, and $232,988 was from the sale for cash of a central warehouse which was consolidated into two other central warehouses.

     The Company's investment income decreased 3.6% from last year.

     The Company's effective tax rate for the first quarter was 37.2% compared to -41.8% for last year's first quarter.

MARKET RISK


     The principal markets risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, bank loans, and commodity prices, affecting the cost of its raw materials.

     The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds. Assuming August 31, 2003 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $15,178 on an annual basis and interest expense by $14,977.

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

                                     ITEM 3
                                     ------

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK


     Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 12.





                                     ITEM 4
                                     ------


Controls and Procedures

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, and as of the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer concluded that the Company's Disclosure Controls and Procedures were effective. There were no changes in the Company's internal controls over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------


         (a) Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K:

                  On July 8, 2003, we filed a current report on Form 8-K dated July 8, 2003 disclosing that on July 8, 2003, Golden Enterprises, Inc. issued a press release announcing its earnings for the fourth quarter and fiscal year ended May 31, 2003. A copy of the Earnings Press Release was attached as
                  Exhibit 99.1.



                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                GOLDEN ENTERPRISES, INC.
                                                -----------------------
                                                     (Registrant)




         Dated: October 10, 2003                /s/Mark W. McCutcheon
                ----------------                ---------------------
                                                   Mark W. McCutcheon
                                                   President and
                                                   Chief Executive Officer




         Dated:  October 10, 2003               /s/John H. Shannon
                 ----------------               ------------------
                                                   John H. Shannon
                                                   Vice-President and
                                                   Chief Financial Officer
                                                  (Principal Accounting Officer)

                                                                    EXHIBIT 31.1

                 CERTIFICATION BY MARK W. MCCUTCHEON PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Mark W. McCutcheon, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Golden Enterprises, Inc. for the first quarter ended August 31, 2003;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated: October 10, 2003




/s/ Mark W. McCutcheon
----------------------
Mark W. McCutcheon
President and Chief Executive Officer

                                                                    EXHIBIT 31.2

                  CERTIFICATION BY JOHN H. SHANNON PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, John H. Shannon, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Golden Enterprises, Inc. for the first quarter ended August 31, 2003;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:   October 10, 2003






/s/ John H. Shannon
-------------------
John H. Shannon
Vice-President and Chief Financial Officer

                                                                    EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Golden Enterprises, Inc. (the "Company") on Form 10-Q for the first quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark W. McCutcheon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   October 10, 2003



/s/ Mark W. McCutcheon
----------------------
Mark W. McCutcheon
President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Golden Enterprises, Inc. and will be retained by Golden Enterprises, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Golden Enterprises, Inc. (the "Company") on Form 10-Q for the first quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Shannon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   October 10, 2003



/s/ John H. Shannon
-------------------
John H. Shannon
Vice-President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Golden Enterprises, Inc. and will be retained by Golden Enterprises, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.