Form 10-Q
period 2003-11-30
GOLDEN ENTERPRISES INC
filed 2004-01-13
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003
                               -----------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                                     ------------------------------------

Commission file number                           0-4339
                                     ------------------------------------



                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

           DELAWARE                                           63-0250005

------------------------------------               -----------------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                          Identification No.)

Suite 208, 2140 11th Avenue, South
       Birmingham, Alabama                                       35205
------------------------------------               -----------------------------



                                 (205) 933-9300
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2003.


                                                         Outstanding at
             Class                                      December 31, 2003
             -----                                      -----------------
Common Stock, Par Value $0.66 2/3                           11,883,305

                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.                      FINANCIAL INFORMATION                      Page No.

Item 1    Condensed Consolidated Balance Sheets
          November 30, 2003 (unaudited) and May 31, 2003                     3

Item 1    Condensed Consolidated Statements of Operations (unaudited)
          Three Months and Six Months ended November  30, 2003 and 2002      4

Item 1    Condensed Consolidated Statements of Cash
          Flows (unaudited)- Six Months ended November 30, 2003              5
          and 2002

Item 1    Notes to Condensed Consolidated Financial Statements (unaudited)   6

Item 1    Independent Accountant's Report                                    9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10

Item 3    Quantitative and Qualitative
          Disclosure About Market Risk                                       14

Item 4    Controls and Procedures                                            14

Part II.  OTHER INFORMATION

Item 6    Exhibits and Report on Form 8-K                                    15

                     PART I.  FINANCIAL INFORMATION

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   November 30,            May 31,
                                                                                       2003                 2003
                                                                                 -----------------     ---------------
                                                                                   (Unaudited)            (Audited)
                                     ASSETS

Cash and cash equivalents                                                                 427,833         $ 1,278,333
Receivables, net                                                                        7,519,113           7,938,916
Note Receivable, current                                                                   43,972              42,253
     Inventories:
Raw material and supplies                                                               1,943,367           1,496,992
Finished goods                                                                          2,470,607           2,289,145
                                                                                        ---------           ---------
                                                                                        4,413,974           3,786,137
                                                                                        ---------           ---------
  Prepaid expense                                                                       4,372,447           3,645,298

Total current assets                                                                   16,777,339          16,690,937
                                                                                       ----------          ----------
Property, plant and equipment, net                                                     14,543,906          15,361,573
Long-term Note Receivable                                                               1,843,322           1,865,747
Other assets                                                                            2,777,822           2,777,972
                                                                                        ---------           ---------
                                                                                    $  35,942,389        $ 36,696,229
                                                                                    =============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
Checks outstanding in excess of bank balances                                           1,283,936        $  1,157,108
Accounts payable                                                                        2,694,158           1,700,934
Accrued and deferred income taxes                                                         304,699             304,698
Other accrued expenses                                                                  2,521,070           2,381,975
Salary continuation plan                                                                   92,198              88,595
Note payable- bank, current                                                               438,796             432,142
                                                                                          -------             -------
Total current liabilities                                                               7,334,857           6,065,452
                                                                                        ---------           ---------
     Long-Term Liabilities:
Note payable-bank, non-current                                                            843,862           1,990,767
Salary Continuation Plan                                                                1,839,261           1,870,991
                                                                                        ---------           ---------
Total long-term liabilities                                                             2,683,123           3,861,758
                                                                                        ---------           ---------
Deferred income taxes                                                                     722,303             764,032
                                                                                          -------             -------
     Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares                                                                9,219,195           9,219,195
Additional paid-in capital                                                              6,497,954           6,497,954
Retained earnings                                                                      20,018,134          20,821,015
                                                                                       ----------          ----------
                                                                                       35,735,283          36,538,164
Less:  Cost of common shares in treasury (1,945,488 at
          November 30, 2003 and May 31, 2003)                                         (10,533,177)        (10,533,177)
                                                                                       ----------          ----------
Total stockholders' equity                                                             25,202,106          26,004,987
                                                                                       ----------          ----------
     Total                                                                           $ 35,942,389        $ 36,696,229
                                                                                     ============        ============
See Accompanying Notes to Condensed Consolidated Financial Statements



ITEM1- GOLDEN ENTERPRISES, INC. AND SUBSIDARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended                   Six Months Ended
                                                            NOVEMBER 30,                         NOVEMBER 30,
                                                  ---------------------------------    ---------------------------------
                                                      2003               2002              2003               2002
                                                  --------------    ---------------    --------------     --------------
(UNAUDITED)

Net Sales                                     $      23,296,981  $      23,424,863  $     47,877,759   $     48,228,286
Cost of sales                                        12,232,132         12,697,000        25,115,068         25,594,329
                                                  --------------    ---------------    --------------     --------------
Gross margin                                         11,064,849         10,727,863        22,762,691         22,633,957

Selling, general and administrative expenses
                                                     11,612,577         11,349,067        22,951,350         23,544,964
                                                  --------------    ---------------    --------------     --------------
  Operating (loss)                                     (547,728)          (621,204)         (188,659)          (911,007)
                                                  --------------    ---------------    --------------     --------------
Other income (expenses):
  Investment income                                      39,565             41,632            79,474             83,050
  Gain on sale of assets                                 17,454              9,300            64,885            246,589
Other income                                             21,148             22,605            40,932             45,944
Interest expense                                        (48,320)           (70,715)         (101,949)          (140,817)
                                                  --------------    ---------------    --------------     --------------
  Total other income (expenses)                          29,847              2,822            83,342            234,766
                                                  --------------    ---------------    --------------     --------------

  (Loss) before income taxes                           (517,881)          (618,382)         (105,317)          (676,241)
Income tax expense                                     (198,766)          (236,853)          (45,147)          (261,031)
                                                  --------------    ---------------    --------------     --------------
Net (loss)                                    $        (319,115)  $       (381,529)  $       (60,170)  $       (415,210)
                                                  ==============    ===============    ==============     ==============
PER SHARE OF COMMON STOCK:
  Net (loss)                                  $           (0.03)  $          (0.03)  $         (0.01)  $          (0.03)
                                                  ==============    ===============    ==============     ==============
Weighted average number of common stock
shares outstanding                                   11,883,305         11,883,305        11,883,305         11,883,305
                                                  ==============    ===============    ==============     ==============
Cash dividends paid per share of common
stock                                         $          0.0313  $          0.0625  $         0.0626  $          0.1250
                                                  ==============    ===============    ==============     ==============


See Accompanying Notes to Condensed Consolidated Financial Statements

                                     ITEM 1
                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            SIX MONTHS ENDED
                                                                    November 30,          November 30,
                                                                        2003                  2002
                                                                  ----------------     ------------------

Cash flows from operating activities:
  Net  (Loss)                                                        $   (60,170)           $  (415,210)
    Adjustment to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                      1,184,264              1,287,773
    Deferred income taxes                                                (41,729)               (37,531)
    Gain on sale of property and equipment                               (64,885)              (246,589)

Changes in operating assets and liabilities:
Decrease in receivable- net                                              419,803              1,367,902
(Increase) Decrease in inventories                                      (627,837)               295,131
(Increase) in pre-paid expenses                                         (727,149)              (878,028)
(Increase) in other assets- long term                                        154                      0
Increase in accounts payable                                             993,224                148,705
Increase  in accrued income taxes                                              0                 66,174
Increase (Decrease) in accrued expenses                                  139,095                (48,495)
(Decrease) increase in salary continuation                               (28,127)               (26,587)
                                                                      ----------             ----------

Net cash provided by operating activities                              1,186,643              1,513,245
                                                                      ----------             ----------
Cash flows from investing activities:
Purchase of property, plant and equipment                               (434,515)              (444,541)
Proceeds from sale of property, plant and equipment                      132,800                355,800
Collection of note receivable                                             20,706                 22,501
Investment securities available- for sale:

  Purchases                                                                    0             (1,957,466)
  Proceeds from disposal                                                       0              1,870,000
                                                                      ----------             ----------
Net cash  (used in)
  Investing activities                                                  (281,009)              (153,706)

Cash flows from financing activities:
Debt repayments                                                       (1,140,251)              (605,734)
Increase  in checks outstanding in
  excess of bank balances                                                126,828                617,309

Cash dividends paid                                                     (742,711)            (1,485,417)
                                                                      ----------             ----------

  Net cash (used in) financing activities                             (1,756,134)            (1,473,842)
                                                                      ----------             ----------

Net (decrease) in cash and cash equivalents                             (850,500)              (114,303)
Cash and cash equivalents at beginning of year                         1,278,333                286,480
                                                                      ----------             ----------

Cash and cash equivalents at end of quarter                          $   427,833            $   172,177
                                                                      ==========             ==========

Supplemental information:
  Cash paid during the year for:
   Income taxes                                                      $    71,170            $    49,267
   Interest                                                              101,949                140,817


See Accompanying Notes to Condensed Consolidated Financial Statements

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

2. The results of operations for the three months and six-months ended November 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

6. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the six months ended November 30, 2003 and 2002:




                                                   For the Six  Months Ended
                                                         November 30,

                                                      2003         2002

                                                   -----------------------

Weighted average number of common shares used in
computing basic earnings per share                 11,883,305   11,883,305

Effect of dilutive stock options                            0       19,036
                                                   ----------   ----------
Weighted average number of common shares and
  dilutive potential common stock used in
  computing dilutive earnings per share            11,883,305   11,902,341
                                                   ==========   ==========
Stock options excluded from the above
  reconciliation because they are anti-dilutive       369,000      329,000
                                                   ==========   ==========

7. The Company applies APB Opinion No. 25 in accounting for all of its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

                                                For the three Months Ended     For the Six Months Ended
                                                         November 30,                November 30,

                                                     2003          2002           2003          2002
                                                -------------------------------------------------------

Net (loss) as reported                            ($319,115)    ($381,529)       ($60,170)   ($415,210)

(Loss) per share as reported-basic                     (.03)         (.03)           (.01)        (.03)
(Loss) per share as reported-diluted                   (.03)         (.03)           (.01)        (.04)

Stock based compensation costs, net of income
  tax, that would have been included in net
  income if the fair value method had been
  applied                                            (3,073)       (3,165)         (6,146)      (6,330)
Pro-forma net (loss)                               (322,188)     (384,694)        (66,316)    (421,540)
Pro-forma (loss) per share-basic                       (.03)         (.03)           (.01)        (.04)
Pro-forma (loss) per share-diluted                     (.03)         (.03)           (.01)        (.04)


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

9. The interest rate on the Company's bank debt is reset monthly to reflect the 30 days LIBOR rate. Consequently, the carrying value of the bank debt approximates fair value. During the six months ended November 30, 2003 the Company's bank debt was reduced by $1.14 million compared to $.61 million last year. The interest rate at November 30, 2003 was 2.87% compared to 3.44% at November 30, 2002.

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

                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------

We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of November 30, 2003 and the related interim consolidated statements of operations and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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





Birmingham, Alabama
January 13, 2004                   DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, the preparation of which in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the consolidated financial statements. In preparing these financial statements, management has made its best estimate and judgments of certain amounts included in the financial statements, giving due considerations to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Accounts Receivable

     The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At November 30, 2003 and May 31, 2003 the Company had accounts receivables in the amount of $7.5 million and $7.9 million, net of an allowance for doubtful accounts of $0.2 million and $0.2 million, respectively.

Inventories

     Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first out method.

Accrued Expenses

     Management estimates certain material expenses in an effort to record those expenses in the period incurred. The most material accrued estimates relate to a salary continuation plan for certain key executives of the Company, and to insurance-related expenses, including self-insurance. Workers' compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred, but not yet reported. These estimates are based on historical loss development factors. Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experienced for claims incurred but not yet reported. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.


 OTHER MATTERS

     Transactions with related parties, reported in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for fiscal year ended May 31, 2003 are conducted on an arm's-length basis in the ordinary course of business.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital was $10.6 million at June 1, 2003 and $9.4 million at the end of the second quarter. Net cash provided by operating activities amounted to $1.19 million for the six months this year compared to $1.51 million used for last year's first six months.

     Additions to property, plant and equipment, net of disposals, were $0.37 million this year and $0.34 million last year. Cash dividends of $0.74 million were paid during this year's first six months compared to $1.49 million last year. No cash was used to purchase treasury stock this year and last year, and no cash was used to increase investment securities this year compared to a net increase in investment securities using $0.09 million of cash last year. The Company's current ratio was 2.29 to 1.00 at November 30, 2003.

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

Other Commitments

     The Company had letters of credit in the amount of $1,759,000 outstanding at November 30, 2003 to support the Company's commercial self-insurance program.

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


OPERATING RESULTS


     For the three months ended November 30, 2003, net sales decreased 0.5% from the comparable period in fiscal 2003. The decrease in net sales was distributed evenly between private label and branded sales. This year's second quarter cost of sales was 52.5% of net sales compared to 54.2% last year, and selling, general and administrative expenses were 49.8% of net sales this year and 48.4% last year. The increase was primarily due to significant increases in employee medical costs.

     For the year-to-date net sales decreased 0.7% from last year. Cost of sales was 52.5% of net sales compared to 53.l% last year. Selling, general and administrative expenses were 47.9% of net sales this year, and 48.8% last year.

     The Company's Gain on sales of assets for the second quarter in the amount of $17,454 was from the sale of used transportation equipment for cash.

     For last year's second quarter the Gain on sale of assets was $9,300 which was from the sale of used transportation equipment for cash.

     The Company's second quarter investment income decreased 5.0% from last year. For the six months investment increase was down 4.3%.

     The Company's effective tax rate for the second quarter was -38.4% compared to -38.3% for last year's second quarter and -42.9% for the six months this year and -38.6% last year.



MARKET RISK


     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, bank loans, and commodity prices, affecting the cost of its raw materials.

     The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds. Assuming November 30, 2003 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $1,966 on an annual basis and interest expense by $12,827.

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

          (a)  Exhibit 31.1 Certification of Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 31.2 Certification of Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.1 Certification of Chief Executive Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.2 Certification of Chief Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.


          (b)  Reports on Form 8-K:

               On September 30, 2003, we filed a current report on Form 8-K dated September 30, 2003 disclosing that on September 30, 2003, Golden Enterprises, Inc. issued a press release announcing its earnings for the first quarter and ended August 31, 2003. A copy of the Earnings Press Release was attached as Exhibit 99.1.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                GOLDEN ENTERPRISES, INC.
                                                -----------------------
                                                    (Registrant)




Dated: January 13, 2004                         /s/Mark W. McCutcheon
       ----------------                         ---------------------
                                                   Mark W. McCutcheon
                                                   President and
                                                   Chief Executive Officer




Dated:  January 13, 2004                        /s/ John H. Shannon
        ----------------                        -------------------
                                                  John H. Shannon
                                                  Vice-President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)