Form 10-Q
period 2004-02-29
GOLDEN ENTERPRISES INC
filed 2004-04-12
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                                               FORM 10-Q

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004
                               -----------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                              --------------------------------------------------

Commission file number                             0-4339
                              --------------------------------------------------



                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

          DELAWARE                                         63-0250005

---------------------------------              ---------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                      Identification No.)

One Golden Flake Drive
              Birmingham, Alabama                            35205
--------------------------------------         ---------------------------------



                                 (205) 458-7316
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2004.


                                                                Outstanding at
             Class                                              March 31, 2004
             -----                                              --------------
Common Stock, Par Value $0.66 2/3                                 11,883,305

                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.                       FINANCIAL INFORMATION                     Page No.

Item 1   Condensed Consolidated Balance Sheets
           February 29, 2004 (unaudited) and May 31, 2003                  3

Item 1   Condensed Consolidated Statements of Operations (unaudited)
         Three Months and Nine Months ended February 29, 2004 and
         February 28, 2003                                                 4

Item 1   Condensed Consolidated Statements of Cash
         Flows (unaudited)- Nine Months ended February 29, 2004            5
         and  February 28, 2003

Item 1   Notes to Condensed Consolidated Financial Statements (unaudited)  6

Item 1   Independent Accountant's Report                                   9

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10

Item 3   Quantitative and Qualitative
         Disclosure About Market Risk                                     14

Item 4   Controls and Procedures                                          14

Part II. OTHER INFORMATION

Item 6   Exhibits and Report on Form 8-K                                  15

               PART I.  FINANCIAL INFORMATION

               GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

               CONDENSED CONSOLIDATED BALANCE SHEETS

                                          February 29,       May 31,
                                              2004            2003
                                          -------------   ------------
                                           (Unaudited)     (Audited)
                       ASSETS


Cash and cash equivalents                 $    478,984    $ 1,278,333
Receivables, net                             7,994,790      7,938,916
Note Receivable, current                        44,857         42,253
     Inventories:
Raw material and supplies                    1,736,407      1,496,992
Finished goods                               2,553,827      2,289,145
                                          -------------   ------------

                                             4,290,234      3,786,137
                                          -------------   ------------


  Prepaid expense                            4,333,975      3,645,298
                                          -------------   ------------

Total current assets                        17,142,840     16,690,937
                                          -------------   ------------

Property, plant and equipment, net          14,118,829     15,361,573
Long-term Note Receivable                    1,831,771      1,865,747
Other assets                                 2,777,822      2,777,972
                                          -------------   ------------

                                          $ 35,871,262    $36,696,229
                                          =============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
Checks outstanding in excess of bank
 balances                                 $  1,704,403    $ 1,157,108
Accounts payable                             2,279,488      1,700,934
Accrued and deferred income taxes              304,699        304,698
Other accrued expenses                       2,751,030      2,381,975
Salary continuation plan                        94,055         88,595
Note payable- bank, current                  1,195,304        432,142
                                          -------------   ------------

Total current liabilities                    8,328,979      6,065,452
                                          -------------   ------------

     Long-Term Liabilities:
Note payable-bank, non-
 current                                       724,447      1,990,767
Salary Continuation Plan                     1,822,683      1,870,991
                                          -------------   ------------

Total long-term liabilities                  2,547,130      3,861,758
                                          -------------   ------------

Deferred income taxes                          714,358        764,032
                                          -------------   ------------

     Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares                     9,219,195      9,219,195
Additional paid-in capital                   6,497,954      6,497,954
Retained earnings                           19,096,823     20,821,015
                                          -------------   ------------

                                            34,813,972     36,538,164

Less:  Cost of common shares in treasury
 (1,945,488 at
          February 29, 2004 and May 31,
           2003)                           (10,533,177)   (10,533,177)
                                          -------------   ------------

Total stockholders' equity                  24,280,795     26,004,987
                                          -------------   ------------

     Total                                $ 35,871,262    $36,696,229
                                          =============   ============

See Accompanying Notes to Condensed Consolidated Financial Statements

ITEM1- GOLDEN ENTERPRISES, INC. AND SUBSIDARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended          Nine Months Ended
                                         FEBRUARY 29, FEBRUARY 28,   FEBRUARY 29, FEBRUARY 28,
                                        -------------------------------------------------------
                                              2004         2003           2004         2003
                                        -------------------------------------------------------
(UNAUDITED)
Net Sales                               $  24,102,358 $ 23,954,925  $  71,980,117 $ 72,183,211
Cost of sales                              12,876,483   12,582,983     37,991,551   38,177,312
                                         ------------- ------------  ------------- ------------
Gross margin                               11,225,875   11,371,942     33,988,566   34,005,899


Selling, general and administrative
 expenses                                  12,136,595   12,097,942     35,087,945   35,642,906
                                         ------------- ------------  ------------- ------------
  Operating (loss)                           (910,720)    (726,000)    (1,099,379)  (1,637,007)
                                         ------------- ------------  ------------- ------------
Other income (expenses):
  Investment income                            37,730       39,356        117,204      122,406
  Gain on sale of assets                        2,787       22,737         67,672      269,326
  Other income                                 31,989       29,365         72,921       75,309
  Interest expense                            (48,778)     (66,205)      (150,727)    (207,022)
                                         ------------- ------------  ------------- ------------
  Total other income (expenses)                23,728       25,253        107,070      260,019
                                         ------------- ------------  ------------- ------------

(Loss) before income taxes                   (886,992)    (700,747)      (992,309)  (1,376,988)
Income tax expense                           (337,036)    (266,967)      (382,183)    (527,998)
                                         ------------- ------------  ------------- ------------
Net (loss)                              $    (549,956)$   (433,780) $    (610,126)$   (848,990)
                                         ============= ============  ============= ============

PER SHARE OF COMMON STOCK:
  Net (loss)                            $       (0.05)$      (0.04) $       (0.05)$      (0.07)
                                         ============= ============  ============= ============

Weighted average number of common stock
 shares outstanding                        11,883,305   11,883,305     11,883,305   11,883,305
                                         ============= ============  ============= ============

Cash dividends paid per share of common
stock                                   $      0.0313 $     0.0313  $      0.0938 $     0.0938
                                         ============= ============  ============= ============

See Accompanying Notes to Condensed Consolidated Financial Statements

                                ITEM 1
               GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                                  NINE MONTHS ENDED
                                                February    February
                                                   29,         28,
                                                  2004        2003
                                               -----------------------

Cash flows from operating activities:
  Net  (Loss)                                  $ (610,126) $ (848,990)
    Adjustment to reconcile net income (loss)
     to net
    cash provided by operating
     activities:
    Depreciation and amortization               1,771,247   1,891,986
    Deferred income
     taxes                                        (49,674)    (18,963)
    Gain on sale of property and
     equipment                                    (67,672)   (269,326)

Changes in operating assets and
 liabilities:
(Increase) Decrease in receivable- net            (55,874)  1,564,132
(Increase) Decrease in
 inventories                                     (504,097)    394,341
(Increase) in pre-paid expenses                  (688,677)   (775,413)
Decrease in other assets- long term                   150           0
Increase in accounts
 payable                                          578,554     240,641
Increase  in accrued income taxes                       0      21,174
Increase (Decrease) in accrued expenses           369,055     (89,740)
(Decrease) in salary continuation                 (42,848)    (40,488)
                                               ----------- -----------

Net cash provided by operating
 activities                                       700,038   2,069,354
                                               ----------- -----------

Cash flows from investing activities:
Purchase of property, plant and
 equipment                                       (608,318)   (592,032)
Proceeds from sale of property, plant and
 equipment                                        147,488     362,738
Collection of note
 receivable                                        31,372     109,589
Investment securities available- for
 sale:
  Purchases                                             0  (2,482,884)
  Proceeds from disposal                                0   2,494,000
                                               ----------- -----------
Net cash  (used in)
  Investing activities                           (429,458)   (108,589)

Cash flows from financing activities:
Debt repayments                                  (503,158)   (979,864)
Increase  in checks outstanding in
  excess of bank
   balances                                       547,295     852,544
Cash dividends paid                            (1,114,066) (1,856,772)
                                               ----------- -----------

  Net cash (used in) financing
   activities                                  (1,069,929) (1,984,092)
                                               ----------- -----------

Net (decrease) in cash and cash equivalents      (799,349)    (23,327)
Cash and cash equivalents at beginning of year  1,278,333     286,480
                                               ----------- -----------

Cash and cash equivalents at end of quarter    $  478,984  $  263,153
                                               =========== ===========

Supplemental information:
  Cash paid during the
   year for:
   Income taxes                                $   42,958  $   88,206
   Interest                                       150,727     207,022

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

2. The results of operations for the three months and nine-months ended February 29, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

6. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the nine months ended February 29, 2004 and 2003:




                                        For the Three Months For the Nine Months
                                               Ended               Ended
                                           February 29,        February 28,

                                                    2004           2003
                                        ----------------------------------------
Weighted average number of common
 shares used in computing basic
 earnings per share                             11,883,305     11,883,305
Effect of dilutive stock options                         0          1,326
                                        ----------------------------------------
Weighted average number of common
 shares and dilutive potential common
 stock used in computing dilutive
 earnings per share                             11,883,305     11,884,631
                                        ========================================

Stock options excluded from the above
 reconciliation because they are
 anti-dilutive                                     369,000        329,000
                                        ========================================

7. The Company applies APB Opinion No. 25 in accounting for all of its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

                                       For the Three Months Ended   For the Nine Months Ended
                                       February 29, February 28,    February 29, February 28,

                                           2004         2003           2004         2003
                                       ------------------------------------------------------

Net (loss) as reported                ($549,956)   ($433,780)       ($610,126)   ($848,990)

(Loss) per share as reported-basic         (.05)        (.04)            (.05)        (.07)
(Loss) per share as reported-diluted       (.05)        (.04)            (.05)        (.07)
Stock based compensation costs, net of
 income tax, that would have been
 included in net income if the fair
 value method had been applied           (3,073)      (3,165)           (9,219)      (9,495)
Pro-forma net (loss)                   (553,029)    (436,945)         (619,345)    (858,485)
Pro-forma (loss) per share-basic           (.05)        (.04)             (.05)        (.07)
Pro-forma (loss) per share-diluted         (.05)        (.04)             (.05)        (.07)

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

9. The interest rate on the Company's bank debt is reset monthly to reflect the 30 days LIBOR rate. Consequently, the carrying value of the bank debt approximates fair value. During the nine months ended February 29, 2004 the Company's bank debt was reduced by $.50 million compared to $.98 million last year. The interest rate at February 29, 2004 was 2.85% compared to 3.09% at February 28, 2003.

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

                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------

     We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of February 29, 2004 and the related interim consolidated statements of operations and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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





     Birmingham, Alabama
     April 12, 2004                    DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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

     The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed by approximately 434 route representatives who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.


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

Accounts Receivable

     The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At February 29, 2004 and May 31, 2003 the Company had accounts receivables in the amount of $8.0 million and $7.9 million, net of an allowance for doubtful accounts of $0.2 million and $0.2 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital was $10.6 million at June 1, 2003 and $8.8 million at the end of the third quarter. Net cash provided by operating activities amounted to $.70 million for the nine months this year compared to $1.51 million for last year's first nine months.

     Additions to property, plant and equipment, net of disposals, were $0.53 million this year and $0.50 million last year. Cash dividends of $1.11 million were paid during this year's first nine months compared to $1.86 million last year. No cash was used to purchase treasury stock this year and last year, and no cash was used to increase investment securities this year compared to a net decrease in investment securities providing $0.01 million of cash last year. The Company's current ratio was 2.06 to 1.00 at February 29, 2004.

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

Other Commitments

     The Company had letters of credit in the amount of $1,759,000 outstanding at February 29, 2004 to support the Company's commercial self-insurance program.

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


OPERATING RESULTS


     For the three months ended February 29, 2004, net sales increased 0.6% from the comparable period in fiscal 2003. The increase in net sales was distributed evenly between private label and branded sales. This year's third quarter cost of sales was 53.4% of net sales compared to 52.5% last year, and selling, general and administrative expenses were 50.4% of net sales this year and 50.5% last year. The increase was primarily due to significant increases in employee medical costs and commodity costs.

     For the year-to-date net sales decreased 0.3% from last year. Cost of sales was 52.8% of net sales compared to 52.9% last year. Selling, general and administrative expenses were 48.7% of net sales this year, and 49.4% last year.

     The Company's gain on sales of assets for the third quarter in the amount of $2,787 was from the sale of used transportation equipment for cash.

     For last year's third quarter the gain on sale of assets was $22,737 which was from the sale of used transportation equipment for cash.

     Golden Enterprises Audit Committee has engaged a private CPA firm to execute an internal audit in compliance with Sarbanes-Oxley. This engagement will measure the effectiveness of the companies internal control framework plus establish new guidelines where applicable.

     The Company's third quarter investment income decreased 4.1% from last year. For the nine months investment income was down 4.2%.

     The Company's effective tax rate for the third quarter was -38.0% compared to -38.1% for last year's third quarter and -38.5% for the nine months this year and -38.3% last year.



MARKET RISK


     The principal markets risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, bank loans, and commodity prices, affecting the cost of its raw materials.

     The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds. Assuming February 29, 2004 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $38 on an annual basis and interest expense by $19,198.

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

         (a) Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)    Reports on Form 8-K:

                On December 29, 2003, we filed a current report on Form 8-K dated December 29, 2003 disclosing that on December 29, 2003, Golden Enterprises, Inc. issued a press release announcing its earnings for the second quarter and ended November 30, 2003. A copy of the Earnings Press Release was attached as Exhibit 99.1.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                GOLDEN ENTERPRISES, INC.
                                                ------------------------
                                                      (Registrant)




         Dated: April 12, 2004                  /s/Mark W. McCutcheon
                --------------                  ---------------------
                                                   Mark W. McCutcheon
                                                   President and
                                                   Chief Executive Officer




         Dated: April 12, 2004                  /s/ Patty Townsend
                --------------                  ------------------
                                                  Patty Townsend
                                                  Vice-President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)