Form 10-K/A
period 2003-05-31
GOLDEN ENTERPRISES INC
filed 2004-08-20
CIK 42228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended May 31, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4339

                            GOLDEN ENTERPRISES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             63-0250005
--------------------------------                           -------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

         ONE GOLDEN FLAKE DRIVE
           BIRMINGHAM, ALABAMA                                   35205
           -------------------                                   -----
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (205) 458-7316

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. (X)

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes____ No __X__

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the registrant as of August 8, 2003.

                 Common Stock, Par Value $0.662/3 --$11,155,451

Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of August 8, 2003.

         CLASS                                    OUTSTANDING AT AUGUST 8, 2003
         -----                                    -----------------------------
Common Stock, Par Value $0.662/3                       11,883,305 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 30, 2003 are incorporated by reference into
Part III.

PURPOSE OF AMENDMENT NO. 1

     The filing is made to restate the Company's consolidated statements of income for the years 2003, 2002 and 2001 and consolidated statements of financial condition as of May 31, 2003 and 2002 and related Management's Discussion and Analysis to reflect a correction of the accounting for accruals for its vacation pay and self-insured health and casualty obligations. Also, selected financial data and Management's Discussion and Analysis has been restated as of and for the years ended May 31, 2003, 2002, 2001, 2000 and 1999.

     Regarding the accompanying consolidated financial statements, the restatement for years 2003, 2002 and 2001 resulted in a reduction in a previously reported net loss of approximately $484,380 and a reduction in a previously reported net income of approximately $476,844 and $47,769, respectively. Basic and Diluted loss per share was reduced by $.04 per share for fiscal year 2003. Basic and Diluted earnings per share declined $.04 for fiscal 2002 and earnings per share were not impacted for fiscal year 2001. In addition, as a result of the cumulative effect of the restatement, retained earnings has been reduced by $1,927,462, $2,411,842 and $1,934,999 as of May 31, 2003, May
31, 2002 and May 31, 2001, respectively. Also, as a result of the cumulative effect of the restatement for the years 2001 through 2003, opening Retained Earnings as of June 1, 2000 has been reduced by $1,887,230.

     The restatement adjustments are presented in Note #2 in the Notes to Consolidated Financial Statements in this Form 10-K/A. The restatement adjustments reflect a correction of the accounting for accruals for its vacation pay and self-insured health and casualty obligations. The Company determined that there had been an error in its accounting for self-insurance related liabilities. The adjustments required included recognition of previously unrecorded liabilities and reductions in amounts previously recognized as prepaid amounts to an employee benefit trust which were incorrect.

     The Company determined that it had not recorded liabilities for earned vacation not yet taken as required by Generally Accepted Accounting Principles
(GAAP).

     This amendment does not reflect the effect of any events subsequent to the original filing of the form 10-K for the year ended May 31, 2003, except for the aforementioned restatements.

                                TABLE OF CONTENTS

                         FORM 10-K/A ANNUAL REPORT -2003
                            GOLDEN ENTERPRISES, INC.

                                                                                           Page
                                                                                       ------------
                    Purpose of Amendment No.1.............................................2

PART I.

Item 1.             Business..............................................................4
Item 2.             Properties............................................................6
Item 3.             Legal Proceedings.....................................................7
Item 4.             Submission of Matters to a Vote of Security Holders...................7

PART II.

Item 5.             Market for Registrant's Common Equity
                        and Related StockholderMatters....................................8
Item 6.             Selected Financial Data............................................9-9A
Item 7.             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations........................................10
Item 7A.            Quantitative and Qualitative Disclosure About Market Risk............16
Item 8.             Financial Statements and Supplementary Data..........................16
Item 9.             Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure.............................42
Item 9A.            Controls and Procedures..............................................42

PART III.

Item 10.            Directors and Executive Officers of the Registrant...................43
Item 11.            Executive Compensation...............................................43
Item l2.            Security Ownership of Certain Beneficial
                      Owners and Management and Related Stockholder Matters..............43
Item 13.            Certain Relationships and Related Transactions.......................43
Item 14.            Controls and Procedures..............................................43
Item 15.            Principal Accountant Fees and Services...............................43

PART IV.

Item 16.            Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K............................................44

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

John H. Shannon, 66           Mr.  Shannon has been  employed  with the Company  since 1962.  He was elected
                                  Controller in 1976,  Secretary in 1978 and Vice-President in 1979, and has
                                  served in these  capacities  since  the,  Mr.  Shannon  is  elected to his positions on an annual  basis,  and his present term of office will expire on May 31, 2004. (Reitred March 1, 2004)

Randy Bates, 49               Mr. Bates is Executive,  Vice-President of Sales, Marketing and Transportation
                                  for Golden  Flake.  He has held these  positions  since  October 26, 1998.
                                  Mr. Bates was  Vice-President  of Sales from October 1, 1994 to 1998.  Mr.
                                  Bates has been  employed by Golden  Flake since March 1979.  Mr.  Bates is elected to his  positions  on an annual  basis,  and his  present  term of office will expire on May 31, 2004.

David Jones, 50               Mr. Jones is Executive  Vice-President  of  Operations,  Human  Resources  and
                                  Quality  Control for Golden Flake.  He has held these  positions since May
                                  20,  2002.  Mr. Jones was  Vice-President  of  Manufacturing  from 1998 to
                                  2002 and  Vice-President  of Operations  from 2000 to 2002.  Mr. Jones has been  employed by Golden  Flake since  1984.  Mr.  Jones is elected to his positions on an annual  basis,  and his present term of office will expire on May 31, 2004.

                              ITEM 2. - PROPERTIES

     The headquarters of the Company during the fiscal year ended May 31, 2003 were at Suite 208, 2140 11th Avenue South, Birmingham, Alabama 35205. The Company occupied approximately 1500 square feet of office space under lease. On March 1, 2004, the Company relocated to One Golden Flake Drive, Birmingham, AL 35205. The properties of the subsidiary are described below.

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

                                                             MARKET PRICE
                                                       ------------------------
                                                                                  DIVIDEND PAID
   QUARTER                                                 HIGH          LOW       PER SHARE
FISCAL 2003
 First ............................................  $   4.490     $    3.710    $     .0625
 Second ...........................................      5.530          2.760          .0625
 Third ............................................      4.100          2.160          .0313
 Fourth ...........................................      2.500          1.640          .0313

FISCAL 2002
 First ............................................  $   4.150     $    2.950    $     .0625
 Second ...........................................      4.020          3.150          .0625
 Third ............................................      3.950          3.400          .0625
 Fourth ...........................................      4.550          3.450          .0625

As of August 8, 2003, there were approximately 1,500 shareholders of record.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

     The following table provides Equity Compensation Plan information under which equity securities of the Registrant are authorized for issuance:


EQUITY COMPENSATION PLAN INFORMATION
------------------------------ ---------------------------  --------------------------     ------------------------------------
Plan category                   (a)                          (b)                           (c)
                                Number of securities to be   Weighted-average exercise     Number of securities remaining
                                issued upon exercise of      price of outstanding          available for future issuance
                                outstanding options,         options, warrants and rights  under equity compensation plans
                                warrants and rights                                        (excluding securities reflected in
                                                                                           column (a))
------------------------------- --------------------------- -------------------------- ----------------------------------------
Equity compensation plans                369,000                     $3.776                               130,000
approved by security holders
------------------------------- --------------------------- -------------------------- ----------------------------------------
Equity compensation plans                      0                          0                                     0
not approved by security
holders
------------------------------- --------------------------- -------------------------- ----------------------------------------
Total                                    369,000                     $3.776                               130,000
------------------------------- --------------------------- -------------------------- ----------------------------------------

ITEM 6 - SELECTED FINANCIAL DATA

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY (RESTATED)

FINANCIAL REVIEW (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Year Ended May 31,
                                      -------------------------------------------------------------------------
OPERATIONS                                2003            2002           2001            2000          1999
                                        Restated        Restated       Restated       Restated       Restated
Net sales (b) ......................  $     96,604    $    104,335   $    102,797   $    113,227   $    115,662
Gain on sales of assets.............           304             756            599            250            537
Other income .......................           506             563            691             67             66
                                      ------------    ------------   ------------   ------------   ------------
     Total revenues ................        97,414         106,654        104,087        113,544        116,265
Cost of sales ......................        50,748          54,326         53,631         57,460         60,221
Selling, general and
  administrative expenses ..........        47,686          47,653         46,333         52,100         54,035
Interest ...........................           269             189             85           --             --
Restructuring charge ...............          --              --             --            2,565           --
(Loss) income before cumulative
    effect of a change in accounting
    policy and income
    taxes ..........................        (1,289)          3,486          4,038          1,419          2,009
Federal and state income taxes .....          (361)          1,367          1,386            642            726
Net (loss) income before cumulative
   effect of a change in accounting
   policy ..........................          (928)          2,119          2,652            777          1,283
Cumulative effect of a change in
    accounting policy net of
    taxes ..........................          --               413           --             --             --
         Net (loss) income .........  $       (928)   $      2,532   $      2,652   $        777   $      1,283
===============================================================================================================
FINANCIAL DATA
Depreciation and amortization ......  $      2,490    $      2,594   $      2,436   $      3,230   $      3,309
Capital expenditures, net of
disposals ..........................           287           3,802          1,294            149          1,861
Working capital ....................         8,818          10,989         12,909         14,028         10,220
Long-term debt .....................         3,862           5,083          1,807          1,807          1,579
Stockholders' equity ...............        24,078          27,233         27,865         28,641         31,082
Total assets .......................        36,492          40,840         40,243         41,814         41,065
===============================================================================================================
COMMON STOCK DATA
Net (loss) income before cumulative
  effect of a change in accounting
  policy ...........................  $      (0.08)   $       0.18   $       0.22   $       0.06   $       0.11
Cumulative effect of a change in
  accounting policy net of taxes ...          --              0.03           --             --             --
Basic and diluted net (loss) income          (0.08)           0.21           0.22           0.06           0.11
Dividends ..........................         .1875            0.25           0.25           0.24           0.36
Book value .........................          2.20            2.29           2.33           2.37           2.55
Price range ........................   5.530-1.640     4.550-2.950    4.750-2.875    4.125-2.313    6.625-2.500
===============================================================================================================
FINANCIAL STATISTICS
Current ratio ......................          2.09            2.37           2.58           2.43           2.29
Net (loss) income as percent of
    total revenues .................          (1.0)%           2.4%           2.5%           0.7%           1.1%
Net (loss) income as percent of
stockholders' equity (a) ...........          (5.1)%          10.1%           9.0%           3.9%           3.1%
===============================================================================================================
OTHER DATA
Weighted average common shares
   outstanding .....................    11,883,305      11,898,097     11,965,671     12,154,057     12,171,043
Common shares outstanding at
   year end ........................    11,883,305      11,883,305     11,932,741     12,065,000     12,160,950
Approximate number of
stockholders .......................         1,500           1,500          1,500          1,600          1,600
===============================================================================================================

(a)  Average amounts at beginning and end of fiscal year.

(b) Reflects on all periods presented, the effect on revenues of adopting the provisions of the Emerging Issues Task Force of the Financial Accounting Standards Board issue No. 01-9 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) (EITF 01-9)

The 2003 Restatement adjustments affecting the years 2000 and 1999 are set forth in the following table:


                                                                   2000                                 1999
                                                          -------------------------            -------------------------
                                                               As                                   As
                                                           Previously      As                   Previously      As
                                                            Reported    Restated                 Reported    Restated
                                                          -------------------------            -------------------------
Income statement data;
              Net sales                                 $      113,227     113,227           $      115,662     115,662
              Net Income                                         1,243         777                    1,073       1,283
              Basic and diluted net income per share              0.10        0.06                     0.09        0.11


Financial position data (at May 31):
              Total assets                              $       41,333      41,814           $       41,912      41,065
              Stockholders' equity                              30,528      28,641                   32,504      31,085


The 2003 restatement adjustments affecting the years 2000 and 1999 are adjustments with respect to self insurance accruals and accrued compensated absences, as described in "Item 8. Financial Statements - Note 2. Restatement."

                                      9-A

           ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to the Company's previously reported consolidated financial statements for all periods presented (See "Restatement" below"). The purpose of this discussion is to provide additional information about Golden Enterprises, Inc., its financial condition and its results of operations. Readers should refer to the consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

    The accompanying consolidated financial statements, the restatement for years 2003, 2002 and 2001 resulted in a reduction in a previously reported net loss of approximately $484,380 and a reduction in a previously reported net income of approximately $476,844 and $47,769, respectively. Basic and Diluted loss per share was reduced by $.04 per share for fiscal year 2003. Basic and Diluted earnings per share declined $.04 for fiscal 2002 and earnings per share were not impacted for fiscal year 2001. In addition, as a result of the cumulative effect of the restatement, retained earnings has been reduced by $1,927,462, $2,411,842 and $1,934,999 as of May 31, 2003, May 31, 2002 and May
31, 2001, respectively. Also, as a result of the cumulative effect of the restatement for the years 2001 through 2003, opening Retained Earnings as of June 1, 2000 has been reduced by $1,887,230. For a discussion of individual adjustment items, see "Item 8- Financial Statements- Notes 2 Restatement."

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, the preparation of which in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due considerations to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

     In November 2001, the Emerging Issues task force reached a consensus on Issue No. 01-09 Accounting for Consideration given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) effective for annual or interim periods beginning after December 15, 2001. The issue addresses the recognition, measurement and income statement classification for certain sales incentives. The Company implemented this new accounting policy in the fourth quarter of fiscal 2002. The effect of this accounting change is to adopt this policy as of the beginning of the fiscal 2002 (June 1, 2001). Certain of these expenses, including slotting fees, previously classified as selling, general, and administrative expenses, are now characterized as offsets to net sales. Reclassifications have been made to prior period financial statements to conform to current year presentation. Total vendor sales incentives now characterized as reductions of net sales that previously would have been classified as selling, general and administrative expenses were approximately $12.8 million, $11.7 million and $12.9 million for the years ended 2003, 2002 and 2001, respectively. There was no resulting impact on net operating results from adopting EITF 01-09.

Change in Accounting Policy

     The Company changed its accounting policy in the fourth quarter of fiscal 2002 with regard to slotting fees. The effect of this accounting change was to adopt this policy as of the beginning of fiscal 2002 (June 1, 2001). Previously, slotting fees were expensed as incurred. The Company changed this accounting policy to capitalize and amortize such costs over the expected benefit period, which is generally one year. This change in accounting policy was made to more closely match the cost of the shelf space obtained with the slotting fees with the revenues produced by the shelf space. The cumulative effect of this change in accounting policy resulted in a non-cash cumulative adjustment of $413,401 ($0.03 per share), net of taxes. The accounting change also increased net income before the cumulative effect in 2002 by $197,141 ($0.02 per share). Quarterly results for 2002 reflecting this change in accounting are included in Note 16, Quarterly Results of Operations.

Accounts Receivable

     The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At May 31, 2003 and 2002 the Company had accounts receivables in the amount of $7.9 million and $9.4 million, net of an allowance for doubtful accounts of $0.2 million and $0.2 million, respectively.

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

OTHER MATTERS

    Transactions with related parties, reported in Note 14 of the Notes to Consolidated Financial Statements, are conducted on an arm's-length basis in the ordinary course of business.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $8.8 million at May 31, 2003 compared to $11.0 million at May 31, 2002 Net cash provided by operations amounted to $4.6 million in fiscal year 2003, $1.9 million in fiscal year 2002 and $0.05 million in fiscal year 2001. The increase in net cash provided by operations is primarily related to decreases in receivables, inventories, prepaid expenses and an increase in accrued expenses offset by the net loss for fiscal year 2003 of $0.9 million compared to the net income for fiscal year 2002 of $2.5 million.

    Additions to property, plant and equipment, net of disposals were $0.3 million, $3.8 million, $1.3 million and $1.3 million in fiscal years 2003, 2002, and 2001, respectively, and are expected to be about $1.7 million in 2004.

     Cash dividends of $2.2 million, $3.0 million and $3.0 million were paid during fiscal years 2003, 2002, and 2001, respectively. The quarterly dividend was reduced to $.03125 from $.0625 in the third quarter in response to a decrease in earnings.

     No cash was used to purchase treasury shares in fiscal 2003, $0.2 million was used in 2002, and $0.5 million was used for this purpose in 2001.

      During fiscal 2003, the company re-paid debt, net of borrowings, of $1.6 million.

     The following table summarizes the significant contractual obligations of the Company as of May 31, 2003:

CONTRACTUAL OBLIGATIONS          TOTAL        2004      2005-2006   2007-2008  THEREAFTER
-----------------------        ----------  ----------  ----------  ----------- ----------
Long-Term Debt                 $2,422,909  $  432,142  $  904,933  $  961,970  $  123,864

Purchase Commitment             3,684,000   1,588,000   2,096,000         -0-         -0-

Salary Continuation Plan        1,959,586      88,595     199,860     234,413   1,436,718
                               ----------  ----------  ----------  ----------  ----------
Total Contractual Obligations  $8,066,495  $2,108,737  $3,200,793  $1,196,383  $1,560,582
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

     Long-term liabilities as a percentage of total capitalization was 16.5% at May 31, 2003. The Company's current ratio at year end was 2.15 to l.00.

     Available cash, cash from operations and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.


OPERATING RESULTS

     Net sales decreased by 7.4% in fiscal year 2003, increased by 1.5% in fiscal year 2002, and decreased by 9.2% in fiscal year 2001. The decrease in fiscal 2003 was due to a general sales weakness in the U.S. salty snacks category, particularly during the first part of the fiscal year. The increase in fiscal 2002 was primarily due to less promotional payments to vendors that were subtracted from sales as required by EITF 01-9. The sales decrease for fiscal 2001 was primarily a result of discontinuing the Company-operated distribution of Golden Flake Branded products in three fringe sales regions in Central Florida as part of the fiscal year 2000 restructuring plan.

     Cost of sales as a percentage of net sales amounted to 52.5% in 2003, 52.1% in 2002, and 52.2% in 2001. The percentage increase in cost of sales for fiscal 2003 was caused by the lower sales volume and higher commodity prices and energy cost. The cost decrease in 2002 was due primarily to lower energy costs, while the higher cost in 2001 was attributed to higher energy prices.

     Selling, general and administrative expenses were 49.4% of net sales in 2003, 45.7% in 2002, and 45.1% in 2001. The higher percentage cost for fiscal 2003 is attributed to significant increases in employee medical, worker's compensation, general and auto liability insurance costs, and energy costs. The more favorable cost percentages for fiscal 2002 and 2001 were primarily due to lower selling and delivery cost brought about by the exiting of the fringe sales regions in Central Florida as part of the fiscal 2000 restructuring plan.

     The Company's effective tax rates for 2003, 2002, and 2001 were (27.9%). 39.2% and 34.3%, respectively. Note 8 to the Consolidated Financial Statements provides additional information about the provision for income taxes.

OFF-BALANCE SHEET ARRANGEMENT

     The Company entered into a five-year term product purchase agreement during the year ending May 31, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price, was negotiable based on the current market. The purchase product agreement as subsequently amended is described in more detail in Note 13 of the Notes to Consolidated Financial Statements.


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

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective June 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, subjected to impairment testing. Intangible assets with finite lives will continue to be amortized over their useful lives. SFAS No. 142 requires an initial goodwill and indefinite life intangible asset impairment assessment in the year of adoption and annual impairment testing thereafter based on fair value. The adoption of SFAS No.142 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 7 A.- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 14.


ITEM 8.- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the registrant and its subsidiary for the year ended May 31, 2003, consisting of the following, are contained herein:

Consolidated  Balance Sheets (Restated)                   - May 31, 2003 and 2002

Consolidated  Statements of Operations (Restated)         - Years ended May 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows (Restated)          - Years ended May 31, 2003, 2002 and 2001

Consolidated Statements of Changes
    in Stockholders'Equity (Restated)                     - Years ended May 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements (Restated)     - Years ended May 31, 2003, 2002 and 2001

Quarterly Results of Operations (Restated)                - Years ended May 31, 2003, and 2002


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.


We have audited the accompanying restated consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of May 31, 2003 and 2002, and the related consolidated restated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended May 31, 2003. Our audits also included the financial statement schedule listed at Item 16(a)2. These restated consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of May 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considering in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.



                              Dudley, Hopton-Jones, Sims & Freeman, PLLP

Birmingham, Alabama
July 21, 2004

                       GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                May 31, 2003 and 2002


                                     ASSETS

                                              Restated    Restated
                                                2003        2002
                                            -----------  -----------
CURRENT ASSETS
   Cash and cash equivalents .............  $ 1,278,333  $   302,478
   Receivables:
     Trade accounts ......................    7,835,874    8,777,476
     Other ...............................      206,480      835,225
                                            -----------  -----------
                                              8,042,354    9,612,701
     Less: Allowance for doubtful accounts      196,100      196,100
                                            -----------  -----------
                                              7,846,254    9,416,601
     Notes receivable, current ...........       42,253       45,918
                                            -----------  -----------
                                              7,888,507    9,462,519
                                            -----------  -----------
   Inventories:
     Raw materials .......................    1,496,992    1,605,640
     Finished goods ......................    2,289,145    3,604,482
                                            -----------  -----------
                                              3,786,137    5,210,122
   Prepaid expenses ......................    2,881,121    3,664,479
   Deferred income taxes .................      652,153      321,295
                                            -----------  -----------
      Total current assets ...............   16,486,251   18,960,893
                                            -----------  -----------
PROPERTY, PLANT AND EQUIPMENT
   Land ..................................    3,030,974    3,086,571
   Buildings .............................   16,897,204   17,040,006
   Machinery and equipment ...............   41,478,108   40,819,601
   Transportation equipment ..............   15,113,558   15,286,803
                                            -----------  -----------
                                             76,519,844   76,232,981
     Less: Accumulated depreciation ......   61,158,271   59,136,721
                                            -----------  -----------
                                             15,361,573   17,096,260
                                            -----------  -----------
OTHER ASSETS
   Notes receivable, long-term ...........    1,865,747    1,981,718
   Cash surrender value of life insurance     2,762,739    2,785,336
   Other .................................       15,233       15,337
                                            -----------  -----------
     Total other assets ..................    4,643,719    4,782,391
                                            -----------  -----------
     TOTAL ...............................  $36,491,543  $40,839,544
                                            ===========  ===========

See Accompanying Notes to Restated
Consolidated Financial Statements

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            Restated           Restated
                                                                                              2003                2002
                                                                                          ------------        ------------
CURRENT LIABILITIES
   Checks outstanding in excess of bank balances .........................                $  1,157,108        $    621,326
   Accounts payable ......................................................                   1,700,934           2,189,729
   Current portion of long-term debt .....................................                     432,142             371,516
   Note payable - line of credit .........................................                        --               478,894
   Other accrued expenses ................................................                   4,289,448           4,228,508
   Salary continuation plan ..............................................                      88,595              81,805
                                                                                          ------------        ------------
     Total current liabilities ...........................................                   7,668,227           7,971,778
                                                                                          ------------        ------------
LONG-TERM LIABILITIES
   Note payable - bank, non-current ......................................                   1,990,767           3,150,020
   Salary continuation plan ..............................................                   1,870,991           1,932,586
   Deferred income taxes .................................................                     884,033             551,742
                                                                                          ------------        ------------
     Total long-term liabilities .........................................                   4,745,791           5,634,348
                                                                                          ------------        ------------
STOCKHOLDERS' EQUITY
   Common stock - $.66 2/3 par value:
   Authorized 35,000,000 shares;
     issued 13,828,793 shares ............................................                   9,219,195           9,219,195
   Additional paid-in capital ............................................                   6,497,954           6,497,954
   Retained earnings .....................................................                  18,893,553          22,049,446
   Treasury shares - at cost (1,945,488) shares ..........................                 (10,533,177)        (10,533,177)
                                                                                          ------------        ------------
   Total stockholders' equity ............................................                  24,077,525          27,233,418
                                                                                          ------------        ------------



TOTAL ....................................................................                $ 36,491,543        $ 40,839,544
                                                                                          ------------        ------------

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended May 31, 2003, 2002 and 2001


                                                                      Restated            Restated             Restated
                                                                        2003                2002                 2001
                                                                    ------------       -------------       -------------
   Net sales .................................................      $ 96,604,461       $ 104,335,234       $ 102,796,741
   Cost of sales .............................................        50,747,626          54,325,919          53,631,311
                                                                    ------------       -------------       -------------
   Gross margin ..............................................        45,856,835          50,009,315          49,165,430
   Selling, general and administrative expenses ..............        47,686,174          47,653,164          46,333,145
                                                                    ------------       -------------       -------------
   Operating (loss) income ...................................        (1,829,339)          2,356,151           2,832,285
                                                                    ------------       -------------       -------------
   Other income (expenses):
   Gain on sale of assets ....................................           304,221             756,259             599,497
   Interest expense ..........................................          (268,489)           (190,159)            (85,420)
   Other income ..............................................           506,296             563,383             691,027
                                                                    ------------       -------------       -------------
     Total other income (expenses) ...........................           542,028           1,129,483           1,205,104
                                                                    ------------       -------------       -------------
     (Loss) income before cumulative effect of a change
      in accounting policy and income taxes ..................        (1,287,311)          3,485,634           4,037,389
                                                                    ------------       -------------       -------------
      Provision for income taxes .............................          (359,546)          1,366,930           1,385,003
                                                                    ------------       -------------       -------------
     Net (loss) income before cumulative effect of a change in
      accounting policy ......................................          (927,765)          2,118,704           2,652,386
     Cumulative effect of a change in accounting
      policy, net of taxes of $262,037 .......................              --               413,401                --
                                                                    ------------       -------------       -------------
     Net (loss) income .......................................      $   (927,765)      $   2,532,105       $   2,652,386
                                                                    ============       =============       =============
PER SHARE OF COMMON STOCK
   Net (loss) income before cumulative effect of a change
     in accounting policy ....................................      $      (0.08)      $        0.18       $        0.22
   Cumulative effect of a change in accounting
     policy, net of taxes ....................................              --                  0.03                --
                                                                    ------------       -------------       -------------
   Basic earnings ............................................      $      (0.08)      $        0.21       $        0.22
                                                                    ============       =============       =============
   Diluted earnings ..........................................      $      (0.08)      $        0.21       $        0.22
                                                                    ============       =============       =============


See Accompanying Notes to Restated
Consolidated Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended May 31, 2003, 2002 and 2001


                                                                   Additional                                           Total
                                                     Common         Paid-in          Retained         Treasury       Stockholders'
                                                      Stock         Capital          Earnings          Shares          Equity
                                                   ----------    -------------     ------------     ------------     -------------
Balance - May 31, 2000 as originally reported ...  $9,219,195    $ 624,686,435     $ 24,686,435     $ (9,877,217)    $ 30,527,967
   Effect of restatement on periods ending on or
    prior to May 31, 2000 .......................        --               --         (1,887,230)            --         (1,887,230)
                                                   ----------    -------------     ------------     ------------     -------------
Balance - May 31, 2000 as restated ..............   9,219,195        6,499,554       22,799,205       (9,877,217)      28,640,737
   Net income - 2001 ............................        --               --          2,652,386             --          2,652,386
   Cash dividends paid ..........................        --               --         (2,960,245)            --         (2,960,245
   Treasury shares purchased ....................        --               --               --           (467,951)        (467,951)
                                                   ----------    -------------     ------------     ------------     -------------
Balance - May 31, 2001 as restated ..............   9,219,195        6,499,554       22,491,346      (10,345,168)      27,864,927
   Net income - 2002 ............................        --               --          2,532,105             --          2,532,105
   Cash dividends paid ..........................        --               --         (2,974,005)            --         (2,974,005)
   Treasury shares purchased ....................        --               --               --           (193,419)        (193,419)
   Stock options exercised ......................        --             (1,600)            --              5,410            3,810
                                                   ----------    -------------     ------------     ------------     -------------
Balance - May 31, 2002 as restated ..............   9,219,195        6,497,954       22,049,446      (10,533,177)      27,233,418
   Net loss - 2003 ..............................        --               --           (927,765)            --           (927,765)
   Cash dividends paid ..........................        --               --         (2,228,128)            --         (2,228,128)
                                                   ----------    -------------     ------------     ------------     -------------
Balance - May 31, 2003 as restated ..............  $9,219,195    $   6,497,954     $ 18,893,553     $(10,533,177)    $ 24,077,525
                                                   ==========    =============     ============     ============     =============

See Accompanying Notes to Restated
Consolidated Financial Statements

                GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended May 31, 2003, 2002 and 2001

                                                                                 Restated         Restated           Restated
                                                                                   2003             2002               2001
                                                                               -----------       -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income ......................................................... $  (927,765)      $2,532,105         $2,652,386
   Adjustment to reconcile net (loss) income to net cash provided by operating activities:
      Cumulative effect of a change in accounting policy .....................        --            (413,401)             --
      Depreciation ...........................................................   2,490,329         2,593,621         2,435,262
      Deferred income taxes ..................................................       1,431            36,641           436,613
      Gain on sale of property and equipment .................................    (304,221)         (756,259)         (599,497)
    Decrease (increase) in receivables - net .................................   1,570,347          (408,060)         (486,252)
    Decrease (increase) in inventories .......................................   1,423,985          (470,362)         (697,415)
    Decrease (increase)  in prepaid expenses .................................     783,358        (1,667,703)         (741,112)
    Decrease in cash surrender value of insurance ............................      22,597            50,614            30,591
    (Decrease) increase in accounts payable ..................................    (488,795)          265,301        (1,473,900)
    Increase (decrease) in accrued expenses ..................................      61,046            90,449        (1,590,559)
    (Decrease) increase in salary continuation plan ..........................     (54,805)           86,568            83,542
                                                                               -----------       -----------        ----------
      Net cash provided by operating activities ..............................   4,577,507         1,939,514            49,659
                                                                               -----------       -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment .................................    (851,111)       (5,236,601)       (2,443,988)
   Proceeds from sale of property, plant and equipment .......................     399,690         1,301,160           253,972
   Cash received from disposal of Nashville plant and equipment ..............        --                --           1,710,000
   Collection of notes receivable ............................................     119,636            42,399            19,965
   Investment securities available-for-sale:
    Purchases ................................................................        --                --            (357,332)
    Proceeds from disposals ..................................................        --             625,326           243,477
                                                                               -----------       -----------        ----------
      Net cash used in investing activities ..................................    (331,785)       (3,267,716)         (573,906)
                                                                               -----------       -----------        ----------

See Accompanying Notes to Restated
Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Years Ended May 31, 2003, 2002 and 2001


                                                                          Restated            Restated           Restated
                                                                            2003                2002               2001
                                                                        ------------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Debt proceeds ....................................................     11,543,824          7,806,676            860,100
   Debt repayments ..................................................    (13,121,345)        (4,666,346)              --
   Increase (decrease)  in checks outstanding in excess of bank
      balances ......................................................        535,782           (931,135)           931,996
   Purchases of treasury shares .....................................           --             (193,419)          (467,951)
   Proceeds from exercise of stock options ..........................           --                3,810               --
   Cash dividends paid ..............................................     (2,228,128)        (2,974,005)        (2,960,245)
                                                                        ------------        -----------        -----------
      Net cash used in financing activities .........................     (3,269,867)          (954,419)        (1,636,100)
                                                                        ------------        -----------        -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .................................................        975,855         (2,282,621)        (2,160,347)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR ................................................        302,478          2,585,099          4,745,446
                                                                        ------------        -----------        -----------
CASH AND CASH EQUIVALENTS AT
   END OF YEAR ......................................................   $  1,278,333        $   302,478        $ 2,585,099
                                                                        ============        ===========        ===========
SUPPLEMENTAL INFORMATION
   Cash paid during the year for:
    Income taxes ....................................................   $   (626,349)       $ 2,343,597        $ 1,898,808
    Interest ........................................................        268,489            190,159             85,420
   Noncash items:
    Equipment traded in .............................................         22,123               --                 --
    Notes receivable issued in connection with sale of property .....           --                 --            2,090,000

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                           May 31, 2003, 2002 and 2001

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

CONSOLIDATION
The restated  consolidated  financial  statements include the accounts of Golden
Enterprises, Inc. and its wholly-owned subsidiary, Golden Flake Snack Foods, Inc., (the "Company"). All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION
The Company recognizes sales and related costs upon delivery or shipment of products to its customers. Sales are reduced by returns and allowances to customers.

REVENUE CLASSIFICATION CHANGES
In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-09 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) effective for annual or interim periods beginning after December 15, 2001. The issue addresses the recognition, measurement and income statement classification for certain sales incentives. The Company implemented this new accounting policy in the fourth quarter of fiscal 2002. The effect of this accounting change is to adopt this policy as of the beginning of the fiscal 2002 (June 1, 2001). Certain of these expenses, including slotting fees, previously classified as selling, general, and administrative expenses, are now characterized as offsets to net sales. Reclassifications have been made to prior period financial statements to conform to current year presentation. Total vendor sales incentives now characterized as reductions of net sales that previously would have been classified as selling, general and administrative expenses were approximately $12.8 million, $11.7 million and $12.9 million for the years ended 2003, 2002 and 2001, respectively. There was no resulting impact on net operating results from adopting EITF 01-09.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2003, 2002 and 2001


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

SELF-INSURANCE
The Company is self-insured for certain losses relating to automobile liability, general liability, workers' compensation, property losses and medical claims. The Company has stop loss coverage to limit the exposure arising from these claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management's estimates of the aggregate liability for uninsured claims incurred. Workers' compensation, automobile and general liability costs are covered by standby letters of credit with the Company's claims administrators. Claims in excess of the self insured levels are fully insured.

ADVERTISING
The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses in the restated consolidated Statement of Operations. Advertising expense amounted to $5,031,409, $4,371,719 and $5,739,488 for the fiscal years 2003, 2002 and 2001, respectively.

INCOME TAXES
Deferred income taxes are provided using the liability method to measure tax consequences resulting from differences between financial accounting standards and applicable income tax laws. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not hat some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

SEGMENT INFORMATION
The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions. The Company's sales are generated primarily within the Southeastern United States.

STOCK OPTIONS
The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. No stock-based compensation cost has been recognized in operations for stock options granted because the option exercise price was equal to or more than the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requires the Company to provide pro forma information regarding net income
(loss) as if the compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No.
123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

                                                                                          Years Ended May 31,
                                                                         -----------------------------------------------------
                                                                            Restated            Restated            Restated
                                                                             2003                  2002                2001
                                                                         -------------       -------------       -------------
Net (loss) income as reported .........................................  $    (927,765)      $   2,532,105       $   2,652,386
Deduct: total stock-based employee compensation expense
 determined under fair value based method for all awards,
 net of related tax effects ...........................................        (12,660)            (52,289)               --
                                                                         -------------       -------------       -------------
Pro forma net (loss) income ...........................................  $    (940,425)          2,479,816           2,652,386
                                                                         =============       =============       =============

(Loss) earnings per share:
Basic - as reported ...................................................  $        (.08)      $         .21       $         .22
                                                                         =============       =============       =============
Basic - Pro forma .....................................................  $        (.08)      $          21       $         .22
                                                                         =============       =============       =============

Diluted - as reported .................................................  $        (.08)      $         .21       $         .22
                                                                         =============       =============       =============
Diluted - Pro forma ...................................................  $        (.08)      $         .21       $         .22
                                                                         =============       =============       =============

SHIPPING AND HANDLING COSTS
Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company are classified as selling, general and administrative (SG&A) expenses. Shipping and handling costs classified as SG&A amounted to $2.3 million, $2.5 million and $2.4 million for the fiscal years 2003, 2002 and 2001, respectively.

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2003, 2002 and 2001

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148 effective May 31, 2003 in its restated consolidated financial statements. The Company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy as described earlier.

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2003, 2002 and 2001

NOTE 2-RESTATEMENT

These financial statements have been restated to reflect adjustments to the Company's financial information previously reported on Form 10-K for the years ended May 31, 2003, 2002 and 2001. The Company's 2003 quarterly information and comparative 2002 information has also been restated to reflect adjustments to the Company's previously reported financial information on Form 10-Q. The restatement affected periods prior to 2001. The impact of the restatement on such prior periods has been reflected as an adjustment to retained earnings as of June 1, 2000. In addition, the restatement impacts the first, second, and third quarters of 2003. The restated amounts for these quarters are presented in
Note 16, Quarterly Results of Operations (Unaudited). Each of the restatement adjustments is an "error" within the meaning of APB Opinion 20, Accounting Changes.

The following table presents the impact of the restatement adjustments on net earnings for the years ended May 31, 2003, 2002 and 2001 and retained earnings as of June 1, 2000:

                                                                                                                   Retained
                                                                                                                   Earnings
                                                                     Year Ended May 31,                            June 1,
                                                        ---------------------------------------------------   ----------------
Net (loss) income as originally reported ...........    $(1,412,145)       $ 3,008,948        $   2,700,155   $     24,686,435
Adjustments (pretax):
       Self-insurance liability ....................        669,136           (523,974)            (108,716)        (1,336,817)
       Compensated absences ........................         47,826              8,398               33,287         (1,643,177)
       Other items .................................        237,374           (237,374)                --                  --
                                                        -----------        -----------        --------------  ----------------
Total adjustments (pretax) .........................        954,336           (752,950)             (75,429)        (2,979,994)

        Tax effect of restatement adjustments ......       (469,956)           276,107               27,660          1,092,764
                                                        -----------        -----------        --------------  ----------------
Total net adjustments ..............................        484,380           (476,843)             (47,769)        (1,887,230)
                                                        -----------        -----------        --------------  ----------------
Net (loss) income as restated ......................    $  (927,765)       $ 2,532,105        $   2,652,386   $     22,799,205
                                                        ===========        ===========        =============   ================
Per share of Common Stock:
Net loss- Basic as originally reported .............    $     (0.12)       $      0.25        $        0.22
Effect of net adjustments ..........................           0.04              (0.04)               -0-
                                                        -----------        -----------        --------------
Net loss- Basic as restated ........................    $     (0.08)       $      0.21        $        0.22
                                                        ===========        ===========        =============

Net loss- Diluted as originally reported ...........    $     (0.12)       $      0.25        $        0.22
Effect of net adjustments ..........................           0.04              (0.04)               -0-
                                                        -----------        -----------        -------------
Net loss- Diluted as restated ......................    $     (0.08)       $      0.21        $        0.22
                                                        ===========        ===========        =============

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2003, 2002 and 2001

NOTE 2-RESTATEMENT-CONTINUED

SELF-INSURANCE LIABILITY: The Company determined that there had been an error in its accounting for self-insurance related liabilities. The adjustments required included recognition of previously unrecorded liabilities and reductions in amounts previously recognized as prepaid amounts to an employee benefit trust which were incorrect.

COMPENSATED   ABSENCES:   The  Company  determined  that  it  had  not  recorded
liabilities for earned vacation not yet taken as required by GAAP.

OTHER ITEMS: This category includes adjustments previously identified but deemed to be immaterial. Adjustments in this category change the timing of the items that were previously recognized.

INCOME TAX ADJUSTMENTS: As a result of the restatement adjustments, the Company recognized an additional federal and state deferred valuation allowance of $120,000 in 2003. The remaining amounts pertain to the tax effects of the error correction themselves.

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for each of the years ended May 31 2003, 2002 and 2001, respectively.

                                                 Year Ended May 31, 2003     Year Ended May 31, 2002    Year Ended May 31, 2001
                                              ----------------------------- -------------------------- ----------------------------
                                               As Originally                As Originally             As Originally
                                                Reported       As Restated     Reported    As Restated    Reported     As Restated
                                              -------------- -------------- ------------- ------------ ------------    ------------
Net sales ..................................  $ 96,367,088   $104,572,608  $104,335,234  $102,796,741  $102,796,741   $102,796,741
Cost of goods sold .........................    51,191,313     50,747,626    54,257,812    54,325,919    53,636,803     53,631,311
Selling, general & administrative expenses .    47,959,449     47,686,174    47,205,695    47,653,164    46,252,224     46,333,145
Other income (expenses) ....................       542,028        542,028     1,129,483     1,129,483     1,205,104      1,205,104
                                              ------------   ------------  ------------  ------------  ------------   ------------
(Loss) income before cumulative effect of a
change in accounting policy and income taxes    (2,241,646)    (1,287,311)    4,238,584     3,485,634     4,112,818      4,037,389

Provision for income taxes .................      (829,501)      (359,546)    1,643,037     1,366,930     1,412,663      1,385,003
                                              ------------   ------------  ------------  ------------  ------------   ------------
Net (loss) income before cumulative
effect of a change in accounting policy ....    (1,412,145)      (927,765)    2,595,547     2,118,704     2,700,155      2,652,386

Cumulative effect of a change in accounting
policy, net of taxes of $262,037 ...........          --             --         413,401       413,401          --             --
                                              ------------   ------------  ------------  ------------  ------------   ------------
Net (loss) income ..........................  $ (1,412,145) $    (927,765)    3,008,948  $  2,532,105  $  2,700,155   $  2,652,386
                                              ============  ============== ============  ============  ============   ============
Net Loss per share- Basic ..................  $      (0.12) $       (0.08) $       0.25  $       0.21  $       0.23   $       0.22
Average Shares Outstanding .................    11,883,305     11,883,305    11,898,097    11,898,097    11,965,671     11,965,671
Net Loss per share- Diluted ................  $      (0.12) $       (0.08) $       0.25  $       0.21  $       0.23   $       0.22
Average Shares Outstanding .................    11,883,305     11,883,305    11,900,893    11,900,893    11,967,823     11,967,823

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2003, 2002 and 2001

NOTE 2 - RESTATEMENT - CONTINUED

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at May 31, 2003 and 2002.

                                                        May 31, 2003                May 31, 2002
                                               ---------------------------   ---------------------------
                                               As Originally                  As Originally
                                                 Reported      As Restated     Reported    As Restated
                                               ---------------------------   ---------------------------
Assets
Current Assets
Cash and cash equivalents                      $  1,278,333   $  1,278,333   $    302,478   $    302,478
Receivables:
           Trade Accounts                         7,835,874      7,835,874      9,014,850      8,777,476
           Other                                    299,142        206,480        931,911        835,225
Allowance for doubtful accounts                    (196,100)      (196,100)      (196,100)      (196,100)
Notes receivable, current                            42,253         42,253         45,918         45,918
Inventories                                       3,786,137      3,786,137      5,210,122      5,210,122
Prepaid expenses                                  3,645,298      2,881,121      4,031,037      3,664,479
Deferred income taxes                                  --          652,153           --          321,295
                                               ------------   ------------   ------------   ------------
      Total current assets                       16,690,937     16,486,251     19,340,216     18,960,893
                                               ------------   ------------   ------------   ------------
Property, Plant and Equipment                    15,361,573     15,361,573     17,096,260     17,096,260
Notes receivable, long-term                       1,865,747      1,865,747      1,981,718      1,981,718
Cash surrendervalue of life insurance             2,762,739      2,762,739      2,785,336      2,785,336
Other                                                15,233         15,233         15,337         15,337
                                               ------------   ------------   ------------   ------------
Total Assets                                   $ 36,696,229   $ 36,491,543   $ 41,218,867   $ 40,839,544
                                               ============   ============   ============   ============
Liabilities and Stockholders' Equity
Current liabilities
Checks outstanding in excess of bank balances  $  1,157,108   $  1,157,108   $    621,326   $    621,326
Accounts payable                                  1,700,934      1,700,934      2,189,729      2,189,729
Current portion of long-term debt                   432,142        432,142        371,516        371,516
Note payable - line of credit                          --             --          478,894        478,894
Other accrued expenses                            2,381,975      4,289,448      1,588,500      4,228,508
Deferred income taxes                               304,698           --          607,489           --
Salary continuation plan                             88,595         88,595         81,805         81,805
                                               ------------   ------------   ------------   ------------
      Total current liabilities                   6,065,452      7,668,227      5,939,259      7,971,778
                                               ------------   ------------   ------------   ------------
Note payable - bank, non-current                  1,990,767      1,990,767      3,150,020      3,150,020
Salary continuation plan                          1,870,991      1,870,991      1,932,586      1,932,586
Deferred income taxes                               764,032        884,033        551,742        551,742
                                               ------------   ------------   ------------   ------------
Total Liabilities                                10,691,242     12,414,018     11,573,607     13,606,126

Stockholders' Equity
Common stock - $.66 2/3 par value:
Authorized 35,000,000 shares;
issued 13,828,793 shares                          9,219,195      9,219,195      9,219,195      9,219,195
Additional paid-in capital                        6,497,954      6,497,954      6,497,954      6,497,954
Retained earnings                                20,821,015     18,893,553     24,461,288     22,049,446
Treasury shares - at cost (1,945,488 shares)    (10,533,177)   (10,533,177)
                                               ------------   ------------   ------------   ------------
Total stockholders' equity                       26,004,987     24,077,525     29,645,260     27,233,418
                                               ------------   ------------   ------------   ------------
Total liabilities and stockholders' equity     $ 36,696,229   $ 36,491,543   $ 41,218,867   $ 40,839,544
                                               ============   ============   ============   ============

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2003, 2002 and 2001

NOTE 3 - CHANGE IN ACCOUNTING POLICY

The Company changed its accounting policy in the fourth quarter of fiscal 2002 with regard to slotting fees. The effect of this accounting change was to adopt this policy as of the beginning of fiscal 2002 (June 1, 2001). Previously, slotting fees were expensed as incurred. The Company changed this accounting policy to capitalize and amortize such costs over the expected benefit period, which is generally one year. This change in accounting policy was made to more closely match the cost of the shelf space obtained with the slotting fees with the revenues produced by the shelf space. The cumulative effect of this change in accounting policy resulted in a noncash cumulative adjustment of $413,401 ($0.03 per share), net of taxes. The accounting change also increased net income before the cumulative effect in 2002 by $197,141 ($0.02 per share). Quarterly results for 2002 reflecting this change in accounting are included in Note 16, Quarterly Results of Operations.

NOTE 4 - NOTES RECEIVABLE


Notes receivable as of May 31, 2003 and 2002 consist of the following:
                                                                                        2003        2002
                                                                                     ----------   ----------
   8% note, originally due in 120 monthly installments of $1,092 through November 1, 2010, collateralized by
   equipment and personal guarantee; paid off ..................................      $     --    $   80,625

   8% note, due in 120 monthly installments of $3,640
    through November 1, 2010, collateralized by property .......................         245,743     268,749

   8% note, due in 360 monthly installments of $12,474
   through November 1, 2030, collateriazed by property .........................       1,662,257   1,678,262
                                                                                      ----------  ----------
                                                                                       1,908,000   2,027,636
        Less current portion ...................................................          42,253      45,918
                                                                                      $1,865,747  $1,981,718
                                                                                      ==========  ==========
        Maturities at May 31,
                                                                      2005 .....   $       45,760
                                                                      2006 .....           49,558
                                                                      2007 .....           53,672
                                                                      2008 .....           58,126
                                                                      2009 .....           62,951
                                                                Thereafter .....        1,595,680


                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
        NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          May 31, 2003, 2002 and 2001

NOTE 5 - PREPAID EXPENSES

At May 31, prepaid expenses consist of the following:

                                                                         Restated    Restated
                                                                           2003        2002
                                                                        ----------  ----------
Prepaid slotting fees ................................................  $  333,799  $1,001,087
Other prepaid expenses ...............................................   2,547,322   2,663,392
                                                                        ----------  ----------
                                                                        $2,881,121  $3,664,479
                                                                        ==========  ==========

NOTE 6 - OTHER ACCRUED EXPENSES

At May 31, other accrued expenses consist of the following:

                                                                         Restated    Restated
                                                                           2003        2002
                                                                        ----------  ----------
Accrued payroll ......................................................  $  448,251  $  490,000
Self insurance liability .............................................   1,832,591   1,748,656
Accrued vacation .....................................................   1,461,005   1,504,805
Other accrued expenses ...............................................     547,601     485,047
                                                                        ----------  ----------
                                                                        $4,289,448  $4,228,508
                                                                        ==========  ==========

NOTE 7 - LINE OF CREDIT

The Company has a line of credit agreement with a local bank which permits borrowing up to $1 million. The line of credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application.

NOTE 8 - LONG-TERM LIABILITIES

Long-term debt consist of the following:                                   2003        2002
                                                                        ----------  ----------
   Note payable - bank - payable in equal monthly installments of
   $41,688 including interest at the LIBOR index rate plus 1.75%
   (3.06% at May 31, 2003) through April 3, 2011,
   secured by equipment ..............................................  $2,422,909  $3,521,536

     Less: current portion ...........................................     432,142     371,516
                                                                        ----------  ----------
                                                                        $1,990,767  $3,150,020
                                                                        ==========  ==========

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
        NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          May 31, 2003, 2002 and 2001

NOTE 8 - LONG-TERM LIABILITIES - (CONTINUED)

   Maturities at May 31,
                            2005.........................  $     445,553
                            2006.........................        459,380
                            2007.........................        473,636
                            2008.........................        488,334
                            2009.........................        123,864


Other long-term obligations at May 31, 2003 and 2002, consist of the following:

                                             2003              2002
                                        -------------    ---------------
     Salary continuation plan.......... $   1,959,586    $     2,014,391
     Less current portion..............       (88,595)          (81,805)
                                        -------------    ---------------
                                        $   1,870,991    $    1,932,586
                                        =============    ===============

The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives. The Company recognized compensation expense of approximately $27,000, $127,341 and $121,000 for fiscal 2003, 2002 and 2001, respectively.

NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following:

                                Restated           Restated          Restated
                                  2003               2002              2001
                             ------------        -----------       -----------
Federal .............        $  (320,635)        $ 1,416,947       $   843,457
State ...............            (40,342)            175,379           104,933
                             -----------         -----------       -----------
                                (360,977)          1,592,326           948,390
Federal .............              1,272            (200,560)          388,511
State ...............                159             (24,836)           48,102
                             -----------         -----------       -----------
                                   1,431            (225,396)          436,613
                             -----------         -----------       -----------
Total................        $  (359,546)        $ 1,366,930       $ 1,385,003
                             ===========         ===========       ===========

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2003, 2002 and 2001

NOTE 9 - INCOME TAXES - CONTINUED

The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and actual tax follows:

                                                             Restated      Restated      Restated
                                                               2003          2002          2001
                                                          -----------   -----------   -----------
Tax on income at statutory rates .......................  $  (437,685)  $ 1,185,116   $ 1,372,712
(Decrease) increase resulting from:
   State income taxes, less Federal income tax effect ..      (26,894)      149,000        70,000
   Tax exempt interest .................................       (1,356)       (9,303)      (59,317)
   Other - net .........................................      (13,611)       42,117         1,608
   Change in valuation allowance .......................      120,000          --            --
                                                          -----------   -----------   -----------
    Total ..............................................  $  (359,546)  $ 1,366,930   $ 1,385,003
                                                          ===========   ===========   ===========

The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:

                                                           Restated       Restated
                                                              2003          2002
                                                          -----------   -----------
Deferred tax assets
   Salary continuation plan ............................  $   718,580   $   723,500
   Accrued vacation ....................................      535,751       551,812
   Contribution carryforward ...........................      121,491          --
   Inventory capitalization ............................       58,922          --
   Allowance for doubtful accounts .....................       71,910        66,674
   Other accrued expenses ..............................      107,974        93,309
                                                          -----------   -----------

    Gross deferred tax assets before valuation allowance    1,614,628     1,435,295
    Less valuation allowance ...........................     (120,000)         --
                                                          -----------   -----------
                                                            1,494,628     1,435,295
                                                          -----------   -----------
Deferred tax liabilities
   Property and equipment ..............................    1,604,103     1,275,242
   Prepaid expenses ....................................      122,405       390,500
                                                          -----------   -----------
Total deferred tax liabilities .........................    1,726,508     1,665,742
                                                          -----------   -----------
    Net deferred tax liability .........................  $  (231,880)  $  (230,447)
                                                          ===========   ===========

NOTE 10 - EMPLOYEE BENEFIT PLANS

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2003, 2002 and 2001

NOTE 10 - EMPLOYEE BENEFIT PLANS - CONTINUED

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

                                                          2003           2002
                                                      -----------   ------------
Accrued salary continuation plan - beginning of year  $ 2,014,391   $ 1,927,823

Benefits accrued ...................................       27,000       127,341

Benefits paid ......................................      (81,805)      (40,773)
                                                      -----------   -----------
Accrued salary continuation plan - end of year .....  $ 1,959,586   $ 2,014,391
                                                      ===========   ===========

NOTE 11 - LONG-TERM INCENTIVE PLANS

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2003, 2002 and 2001

NOTE 11 - LONG-TERM INCENTIVE PLANS - CONTINUED

Five hundred thousand shares of the Company's stock have been reserved for issuance under this Plan. The following is a summary of transactions:


Shares Under Option                             2003                     2002                    2001
                                        --------------------   ------------------------  ------------------------
                                                   Weighted                   Weighted                  Weighted
                                                   Average                     Average                  Average
                                                   Exercise                   Exercise                  Exercise
                                        Shares      Price         Shares       Price        Shares       Price
                                        -------   ----------   -----------   ----------  -----------   ----------
---------
Outstanding - beginning of year         369,000   $     3.78        40,000   $     3.50      340,000   $     6.92
   Granted ........................          --           --       330,000         3.81           --           --
   Exercised ......................          --           --        (1,000)        3.81           --           --
   Forfeited ......................          --           --            --           --           --           --
   Cancelled ......................          --           --            --           --     (300,000)        7.38
                                                                                                       ----------
Outstanding - end of year                369,000   $   3.78        369,000   $     3.78       40,000   $     3.50
                                     ===========   =========   ===========   ==========  ===========   ==========

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2003, 2002 and 2001

NOTE 12 - NET INCOME PER SHARE

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

                                               Average Common Stock Shares
                                           ----------------------------------
                                               2003        2002        2001
Basic weighted average shares outstanding
                                           11,883,305  11,898,097  11,965,671
Effect of options .......................        --         2,796       2,152
                                           ----------  ----------  ----------
Diluted shares ..........................  11,883,305  11,900,893  11,967,823
                                           ==========  ==========  ==========

NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2003, 2002 and 2001

NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -CONTINUED

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Rental expense was $498,031 in 2003,  $547,742 in 2002, and $410,189 in 2001. At
May 31, 2003, the Company was obligated under certain operating leases for buildings, office space and equipment. The following amounts represent future payment commitments under these leases:

May 31,                                Office Space  Equipment   Total
-------                                ------------  ---------   -----

2004 ...................................   $ 24,000  $187,000  $211,000
2005 ...................................        --        --        --


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

            Years ending
            May 31,                                            Amount
            ------------------                            ---------------
            2004 .....................................    $     1,588,000
            2005 .....................................          1,491,000
            2006 .....................................            605,000

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2003, 2002 and 2001

NOTE 15 -CONCENTRATIONS OF CREDIT RISK

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

The Company's notes receivable require collateral and buyer investment and managment believes they are well secured.

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations of the years ended May 31, 2003 and 2002.

                                                                                                     Restated
                                                                                       Restated      Per Share
                                                                       Restated       Net (Loss)     Net (Loss)
                                                                       Net Sales        Income         Income
                                                                      ------------    -----------     --------
Quarter
2003
    First .......................................................     $ 24,840,321    $   222,230     $ 0.01
    Second ......................................................       23,491,688       (385,437)     (0.03)
    Third .......................................................       24,021,750       (483,635)     (0.04)
    Fourth ......................................................       24,250,702       (280,923)     (0.02)
                                                                      ------------    -----------    --------
    For the year ................................................     $ 96,604,461      (927,765)     $(0.08)
                                                                      ============    ===========    ========
2002
    First .......................................................     $ 25,819,825    $   955,486     $ 0.08
    Second ......................................................       24,991,892        441,669       0.04
    Third .......................................................       26,959,889        999,515       0.08
    Fourth ......................................................       26,563,628        135,435       0.01
                                                                      ------------    -----------     ------
       For the year .............................................     $104,335,234     $2,532,105     $ 0.21
                                                                      ============    ===========     ======

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2003, 2002 and 2001

NOTE 17 - SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

The following tabulation gives certain supplementary statement of income information for continuing operations for the years ended May 31, 2003, 2002 and 2001:

                                       2003           2002            2001
                                --------------   -------------    ------------
Maintenance and repairs         $    5,625,851   $   5,290,498    $  5,375,639
Depreciation .................       2,490,329       2,593,621       2,435,262
Payroll taxes ................       2,337,330       2,473,871       2,388,828
Advertising costs ............       5,031,409       4,371,719       5,739,488


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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                       SUPPLEMENTAL FINANCIAL INFORMATION

                    SELECTED QUARTERLY FINANCIAL DATA FOR THE
              FISCAL YEARS ENDED MAY 31, 2003 AND 2002 (UNAUDITED)

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 First            Second            Third              Fourth
                                                Quarter           Quarter           Quarter            Quarter
                                               RESTATED           RESTATED          RESTATED           RESTATED
                                               --------           --------          --------           --------
2003

Total revenues                               $    24,840        $     23,492       $     24,022       $     24,251
                                               =========         ===========        ===========        ===========

Income before income taxes                   $       346        $       (624)      $       (779)      $       (230)
                                               =========         ===========        ===========        ===========

Net income                                   $       222        $       (385)      $       (484)      $       (281)
                                               =========         ===========        ===========        ===========

Net income per share                         $       .01        $      (0.03)      $      (0.04)      $      (0.02)
                                               =========         ===========        ===========        ===========

Cash dividends per share                     $     .0625        $      .0625       $      .0313       $     .0313
                                               =========         ===========        ===========        ==========

2002

Total revenues                               $    25,819        $     24,992       $     26,960       $    26,563
                                               =========         ===========        ===========        ==========

Income before income taxes                   $     1,507        $        696       $      1,578       $       213
                                               =========         ===========        ===========        ==========

Net income                                   $       955        $        441       $      1,000       $       135
                                               =========         ===========        ===========        ==========

Net income per share                         $       .08        $        .04       $        .08       $       .01
                                               =========         ===========        ===========        ==========

Cash dividends per share                     $     .0625        $      .0625       $      .0625       $       .0625
                                               =========         ===========        ===========        ==========


Quarterly net sales amounts for 2002 have been adjusted from the amounts previously reported in the Company's 10-Q's. The revised amounts reflect the adoption of EITF 01-9, which requires reclassification of certain expenses. The reclassification involves removing certain expenses from selling, general and administrative expenses and including them as a direct reduction of revenues. Quarterly net income amounts for 2002 have been adjusted from amounts reported in the Company's 10-Q's to reflect the change in accounting discused in Note 3 to the Company's consolidated financial statements.

ITEM 9. -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. - CONTROLS AND PROCEDURES

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal year ended May 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the fiscal year ended May 31, 2003, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods.

     During the performance of the audit for the fiscal year ended May 31, 2004, the Company's independent auditors, Dudley, Hopton-Jones, Sims & Freeman, PLLP (the "Auditor), identified and communicated to the Company material weaknesses relating to the Company's accounting for its vacation pay (which was not in conformity with generally accepted accounting principles ("GAAP")) and self insured obligations. During the fiscal year ended May 31, 2003, the Company did not accrue for earned vacation pay and its liabilities were understated for certain incurred as well as incurred but nor reported self-insured casualty claims and health costs. Based upon the forgoing, the Company has rested its audited financial statements of fiscal year 2003 and for the first three quarters of fiscal year 2004 to properly account for accruals for its vacation pay and self-insured health and casualty obligations. The Company believed, during the years being restated, that it was correctly following properly accounting practices.

         The Company has accepted the recommendations of its Auditor to reduce the recurrence of material weaknesses and is implementing policies and procedures to strengthen the Company's internal controls, including, among other things, the following: (1) developing written policies and procedures to be followed with respect to accounting for vacation pay and self-insured obligations; (2) formally designating management level personnel responsible for accounting for vacation pay and self-insured obligations; (3) expanding internal audit activities to include a quarterly examination of vacation pay and self-insured obligations; (4) implementing a fully developed actuarially based method of measuring liabilities related self-insured obligations; and (5) implementing quarterly communications among management, internal auditor, and the Audit Committee prior to filing Forms 10-Q.

         Other than as described above, there has not been any change in the company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. - EXECUTIVE COMPENSATION

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. - CONTROLS AND PROCEDURES

     Included under Item 9A hereof.

ITEM 15. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     With the exception of a description of Executive Officers of The Registrant which appears on page 6 herein, Part III is omitted because prior to September 28, 2003, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                                     PART IV

                     ITEM 16.- EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

     Consolidated Balance Sheets (Restated) - May 31, 2003 and 2002

     Consolidated Statements of Operations (Restated) - Years ended May 31, 2003, 2002, and 2001

     Consolidated Statements of Changes in Stockholders' Equity (Restated) - Years ended May 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows (Restated) - Years ended May 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements (Restated)

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

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Report on Form 8-K. During the last quarter of the period covered by this report, the Registrant filed an 8-K Report on April 8, 2003 reporting the resignation of D. Paul Jones, Jr. as a member of the Board of Directors.

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

GOLDEN ENTERPRISES, INC.

BY /S/PATTY TOWNSEND                                            AUGUST 20, 2004
--------------------                                            ---------------
      PATTY TOWNSEND                                                DATE
      VICE PRESIDENT, PRINCIPAL FINANCIAL
      OFFICER AND CONTROLLER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


         SIGNATURE                                      TITLE                           DATE
         ---------                                      -----                           ----

/S/JOHN S. STEIN                                     Chairman of Board                  August 20, 2004
------------------------------------
JOHN  S. STEIN


/S/MARK W. MCCUTCHEON                                Chief Executive                    August 20, 2004
------------------------------------                 Officer, President and
MARK W. MCCUTCHEON                                   Director


/S/PATTY TOWNSEND                                    Vice President, Secretary,         August 20, 2004
------------------------------------                 Principal Financial Officer
PATTY TOWNSEND                                       and Controller


                                                     Director                           August 20, 2004
------------------------------------
F. WAYNE PATE


/S/ EDWARD R. PASCOE                                 Director                           August 20, 2004
------------------------------------
EDWARD R. PASCOE


/S/JOHN P. MCKLEROY, JR..                            Director                           August 20, 2004
------------------------------------
JOHN P. MCKLEROY, JR.


/S/JAMES I. ROTENSTREICH                             Director                           August 20, 2004
------------------------------------
JAMES I. ROTENSTREICH


/S/JOHN S.P. SAMFORD                                 Director                           August 20, 2004
------------------------------------
JOHN S.P. SAMFORD


                                                     Director                           August 20, 2004
------------------------------------
J. WALLACE NALL, JR.


/S/JOANN F. BASHINSKY                                Director                           August 20, 2004
------------------------------------
JOANN F. BASHINSKY

                                                                     Schedule II

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

                     YEARS ENDED MAY 31, 2001, 2002 AND 2003


                                                                     Additions
                                                 Balance at         Charged to                             Balance
                                                  Beginning          Costs and                              at End
Allowance for Doubtful Accounts                    of Year           Expenses           Deductions         of Year
--------------------------------------------    --------------     --------------     ---------------    -------------

Year ended May 31, 2001                           $600,000          $(194,938)           $58,962           $346,100
                                                ==============     ==============     ===============    =============

Year ended May 31, 2002                           $346,100          $(113,175)           $36,825           $196,100
                                                ==============     ==============     ===============    =============

Year ended May 31, 2003                           $196,100           $224,722            $224,722          $196,100
                                                ==============     ==============     ===============    =============

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                                                                                   PAGE
--------------                                                                                   ----

         31.1     CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF            48
                  THE SARBANES-OXLEY ACT OF 2002.

         31.2     CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF            49
                  THE SARBANES-OXLEY ACT OF 2002.

         32.1     CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF            50
                  THE SARBANES-OXLEY ACT OF 2002.

         32.2     CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF            51
                  SARBANES-OXLEY ACT OF 2002.
