Form 10-Q/A
period 2003-08-31
GOLDEN ENTERPRISES INC
filed 2004-08-26
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                (Amendment No. 1)


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003
                               ---------------
                                                OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from  _____________________ to____________________

Commission file number ___________________0-4339____________________________


                            GOLDEN ENTERPRISES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                          63-0250005
-------------------------------------                ---------------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

      One Golden Flake Drive
       Birmingham, Alabama                                     35205
-------------------------------------                ---------------------------


                                 (205) 458-7316
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

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

Explanatory Note


     This form 10-Q/A amends the Registrant's quarterly report on form 10-Q as of and for the three months ended August 31, 2003 as filed on October 10, 2003 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements for accruals for its vacation pay and self-insured health and casualty obligations. See Note 2 to the Restated Consolidated Financial Statements for the year ended May 31, 2003 for further discussion on this matter. Each item of the 2004 first quarter Form 10-Q as filed on October 10, 2003 that was affected by the restatement has been amended and restated.

     The Registrant did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to May 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied on.

                            GOLDEN ENTERPRISES, INC.

                                      INDEX



Part I.  FINANCIAL INFORMATION                                          Page No.


Item 1   Restated Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets
         August 31, 2003 (unaudited) and May 31, 2003                      4

         Condensed Consolidated Statements of Operations (unaudited)
         Three Months Ended August 31, 2003 and 2002                       5

         Condensed Consolidated Statements of Cash
         Flows (unaudited) - Three Months Ended August 31, 2003
         and 2002                                                          6

         Notes to Restated Condensed Consolidated Financial
         Statements (unaudited)                                            7

         Independent Accountant's Report                                  12

Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             13

Item 3   Quantitative and Qualitative
          Disclosure About Market Risk                                    17

Item 4   Controls and Procedures                                          17

Part II. OTHER INFORMATION

Item 6   Exhibits and Report on Form 8-K                                  18

               PART I. FINANCIAL INFORMATION
               Item 1. RESTATED FINANCIAL STATEMENTS
          The restated consolidated financial statements, including the notes to the restated consolidated financial statements, set forth in this item 1 have been revised to reflect the restatement of the original Form 10-Q.
               GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     Restated        Restated
                                                     August 31,       May 31,
                                                       2003            2003
                                                   -------------   -------------
                                                    (Unaudited)      (Audited)
               ASSETS


Cash and cash equivalents                          $  1,779,771    $  1,278,333
Receivables, net                                      7,849,476       7,846,254
Note Receivable, current                                 43,104          42,253
Inventories:
   Raw material and supplies                          1,493,452       1,496,992
   Finished goods                                     2,355,696       2,289,145
                                                   -------------   -------------

                                                      3,849,148       3,786,137
                                                   -------------   -------------


   Prepaid expense                                    2,633,845       2,881,121
   Deferred income taxes                                469,692         652,153
                                                   -------------   -------------

Total current assets                                 16,625,036      16,486,251
                                                   -------------   -------------

Property, plant and equipment, net                   14,867,620      15,361,573
Long-term Note Receivable                             1,854,646       1,865,747
Other assets                                          2,777,972       2,777,972
                                                   -------------   -------------

                                                   $ 36,125,274    $ 36,491,543
                                                   =============   =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
Checks outstanding in excess of bank balances      $    699,694    $  1,157,108
Accounts payable                                      2,906,218       1,700,934
Other accrued expenses                                4,194,908       4,289,448
Salary continuation plan                                 90,379          88,595
Note payable- bank, current                             435,457         432,142
                                                   -------------   -------------

Total current liabilities                             8,326,656       7,668,227
                                                   -------------   -------------

     Long-Term Liabilities:
Note payable-bank, non-current                        1,062,290       1,990,767
Salary Continuation Plan                              1,855,360       1,870,991
                                                   -------------   -------------

Total long-term liabilities                           2,917,650       3,861,758
                                                   -------------   -------------

Deferred income taxes                                   743,107         884,033
                                                   -------------   -------------

     Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
 35,000,000 shares authorized
 Issued 13,828,793 shares                             9,219,195       9,219,195
Additional paid-in capital                            6,497,954       6,497,954
Retained earnings                                    18,953,889      18,893,553
                                                   -------------   -------------

                                                     34,671,038      34,610,702

Less: Cost of common shares in treasury (1,945,963
 at August 31, 2004 and May 31, 2004)               (10,533,177)    (10,533,177)
                                                   -------------   -------------

Total stockholders' equity                           24,137,661      24,077,525
                                                   -------------   -------------

   Total                                           $ 36,125,274    $ 36,491,543
                                                   =============   =============

See Accompanying Notes to Restated Condensed Consolidated Financial Statements.

                      GOLDEN ENTERPRISES, INC & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Restated
                                                         Three Months Ended
                                                             August 31,
                                                        2003            2002
                                                   -----------------------------


Net Sales                                          $ 24,580,778    $ 24,840,322
Cost of Sales                                        12,825,364      12,680,213
                                                   -------------   -------------
Gross Margin                                         11,755,414      12,160,109

Selling, general and administrative expenses         11,123,572      12,045,821
                                                   -------------   -------------
  Operating income                                      631,842         114,288
                                                   -------------   -------------
Other income (expenses):
  Investment income                                      39,909          41,418
  Gain on sale of assets                                 47,431         237,288
  Other income                                           19,784          23,339
  Interest expense                                      (53,629)        (70,101)
                                                   -------------   -------------
    Total other income (expenses)                        53,495         231,944
                                                   -------------   -------------

    Income before income taxes                          685,337         346,232
Income tax expense                                      253,645         124,002
                                                   -------------   -------------
Net income                                         $    431,692    $    222,230
                                                   =============   =============

PER SHARE OF COMMON STOCK:
  Net income                                              $0.04           $0.02
                                                   =============================

Weighted average number of common shares
 outstanding                                         11,883,305      11,883,305
                                                   =============================


Cash dividends paid per share of common stock           $0.0313         $0.0625
                                                   =============================


See Accompanying Notes to Restated Condensed Consolidated Financial Statements.

                                     ITEM 1
                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Restated
                                                         Three Months Ended
                                                     August 31,       August 31,
                                                        2003            2002
                                                   -----------------------------

Cash flows from operating activities:
  Net income (Loss)                                $    431,692    $    222,230
    Adjustment to reconcile net income (loss) to
     net cash provided by operating activities:
    Depreciation and amortization                       594,933         662,302
    Deferred income taxes                                41,535        (297,346)
    Gain on sale of property and equipment              (47,431)       (237,288)
Changes in operating assets and liabilities:
(Increase) Decrease in receivable - net                  (3,222)        908,363
(Increase) in inventories                               (63,011)       (326,296)
Decrease (Increase) in pre-paid expenses                247,276      (1,201,475)
(Increase) in other assets - long-term                        0              (1)
Increase in accounts payable                          1,205,284       2,232,778
Increase (Decrease) in accrued expenses                 (94,540)     (1,032,589)
(Decrease) increase in salary continuation              (13,847)        (13,094)
                                                   -------------   -------------

Net cash provided by operating activities             2,298,669         917,584
                                                   -------------   -------------
Cash flows from investing activities:
Purchase of property, plant and equipment              (119,783)       (263,617)
Proceeds from sale of property, plant and equipment      66,234         329,598
Collection of note receivable                            10,250          11,138
Investment securities available - for sale:
  Purchases                                                            (801,013)
                                                   -----------------------------
Net cash (used in)
  Investing activities                                  (43,299)       (723,894)

Cash flows from financing activities:
Debt repayments                                        (925,162)       (924,164)
Increase (decrease) in checks outstanding in
  excess of bank balances                              (457,414)      1,469,966
Cash dividends paid                                    (371,356)       (742,708)
                                                   -------------   -------------

  Net cash (used in) financing activities            (1,753,932)       (196,906)
                                                   -------------   -------------

Net increase (decrease) in cash and cash
 equivalents                                            501,438          (3,216)
Cash and cash equivalents at beginning of year        1,278,333         286,480
                                                   -------------   -------------
Cash and cash equivalents at end of quarter        $  1,779,771    $    283,264
                                                   =============   =============

Supplemental information:
  Cash paid during the year for:
    Income taxes                                   $   (248,830)   $        300
    Interest                                             53,629          70,101

See Accompanying Notes to Restated Condensed Consolidated Financial Statements.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Throughout these notes to restated consolidated financial statements all referenced amounts for current and prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the restated consolidated financial statements and footnotes included in the Golden Enterprises, Inc. and subsidiary ("the Company") Amended Annual Report on Form 10-K/A for the year ended May 31, 2003.

2. This amendment to the Company's quarterly financial information previously reported on Form 10-Q for the quarterly period ended August 31, 2003 includes restated consolidated financial statements at August 31, 2003 and May 31, 2003 and for the three months ended August 31, 2003.


The following table presents the impact of the restatement adjustments on net earnings for the three months ended August 2003, and 2002.

                                                         Three Months Ended
                                                              August 31,
                                                   -----------------------------
                                                        2003            2002
                                                   -----------------------------

Net Income (loss) as originally reported          $     258,945   $     (33,681)
  Adjustments (pre-tax):
  Accrued Vacation Liability                               (634)         10,950
  Self Insurance Liability                              273,407         356,242
  Other                                                     -0-          36,899
                                                   -------------   -------------
Total adjustments (pre-tax)                             272,773         404,091
Total taxes                                             100,026         148,180
                                                   -------------   -------------
Total net adjustments                             $     172,747   $     255,911
Net income as restated                            $     431,692   $     222,230
                                                   =============   =============

Per share of Common Stock:
Net income (loss) - Basic as originally reported  $        0.02   $        0.00
Effect of net adjustments                                  0.02            0.02
                                                   -------------   -------------
Net income - Basic as restated                    $        0.04   $        0.02
                                                   =============   =============


Net income - Diluted as originally reported       $        0.02   $        0.00
Effect of net adjustments                                  0.02            0.02
                                                   -------------   -------------
Net income - Diluted as restated                  $        0.04   $        0.02
                                                   =============   =============

The following table sets forth the effects of the restatement adjustments discussed below on the Consolidated Statement of Operations for each of the 3 months ended August 31, 2003 and 2002, respectively.

                                                 Quarter Ended August 31, 2003   Quarter Ended August 31, 2002
                                                  As Originally                   As Originally
                                                     Reported     As Restated        Reported     As Restated
                                                 -------------------------------------------------------------
Net Sales                                        $ 24,580,778    $ 24,580,778    $ 24,803,423    $ 24,840,322
Cost of Goods Sold                                 12,882,936      12,825,364      12,897,329      12,680,213
Selling, General and Administrative Expenses       11,338,773      11,123,572      12,195,897      12,045,821
Other income (expenses)                                53,495          53,495         231,944         231,944
                                                 -------------   -------------   -------------   -------------
(Loss) income before cumulative effect of a
 change in accounting policy and income taxes         412,564         685,337         (57,859)        346,232

Provision for income taxes                            153,619         253,645         (24,178)        124,002
                                                 -------------   -------------   -------------   -------------
Net income (Loss)                                $    258,945    $    431,692    $    (33,681)   $    222,230
                                                 =============   =============   =============   =============

Net income per share - Basic                     $       0.02    $       0.04    $       0.00    $       0.02
Average Shares Outstanding                         11,883,305      11,883,305      11,883,305      11,883,305
Net income per share - Diluted                   $       0.02    $       0.04    $       0.00    $       0.02
Average Shares Outstanding                         11,883,305      11,883,305      11,908,488      11,908,488


The following table sets forth the effects of the restatement discussed below on the Consolidated Balance Sheet at August 31, 2003 and May 31, 2003.

                                                        August 31, 2003                    May 31, 2003
                                                  As Originally                   As Originally
                                                     Reported     As Restated        Reported     As Restated
                                                 -------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                        $  1,779,771    $  1,779,771    $  1,278,333    $  1,278,333
Receivables, net                                    7,942,137       7,849,476       7,938,916       7,846,254
Notes receivable, current                              43,104          43,104          42,253          42,253
Inventories                                         3,849,148       3,849,148       3,786,137       3,786,137
Prepaid expenses                                    3,279,208       2,633,845       3,645,298       2,881,121
Deferred income taxes                                     -0-         469,692             -0-         652,153
                                                 -------------   -------------   -------------   -------------
    Total current assets                           16,893,368      16,625,036      16,690,937      16,486,251
                                                 -------------   -------------   -------------   -------------
Property, Plant and Equipment                      14,867,620      14,867,620      15,361,573      15,361,573
Notes receivable, long-term                         1,854,646       1,854,646       1,865,747       1,865,747
Other                                               2,777,972       2,777,972       2,777,972       2,777,972
                                                 -------------   -------------   -------------   -------------

Total Assets                                     $ 36,393,606    $ 36,125,274    $ 36,696,229    $ 36,491,543
                                                 =============   =============   =============   =============
Liabilities and Stockholders' Equity
Current liabilities
Checks outstanding in excess of bank balances         699,694         699,694       1,157,108       1,157,108
Accounts payable                                    2,906,218       2,906,218       1,700,934       1,700,934
Current portion of long-term debt                     435,457         435,457         432,142         432,142
Other accrued expenses                              2,403,827       4,194,908       2,381,975       4,289,448
Deferred income taxes                                 304,698               0         304,698               0
Salary continuation plan                               90,379          90,379          88,595          88,595
                                                 -------------   -------------   -------------   -------------

    Total current liabilities                       6,840,273       8,326,656       6,065,452       7,668,227

Long-term liabilities                               1,062,290       1,062,290       1,990,767       1,990,767
Note payable - bank, non-current                    1,855,360       1,855,360       1,870,991       1,870,991
Deferred income taxes                                 743,107         743,107         764,032         884,033
                                                 -------------   -------------   -------------   -------------
Total Liabilities                                  10,501,030      11,987,413      10,691,242      12,414,018
Stockholders' equity
Common stock - $.66 2/3 par value:
Authorized 35,000,000 shares:
 issued 13,828,793 shares                           9,219,195       9,219,195       9,219,195       9,219,195
Additional paid-in capital                          6,497,954       6,497,954       6,497,954       6,497,954
Retained earnings                                  20,708,604      18,953,889      20,821,015      18,893,553
Treasury shares - at cost (1,945,488)             (10,533,177)    (10,533,177)    (10,533,177)    (10,533,177)
                                                 -------------   -------------   -------------   -------------

Total stockholders' equity                         25,892,576      24,137,861      26,004,987      24,077,525
                                                 -------------   -------------   -------------   -------------
Total liabilities and stockholders' equity         36,393,606      36,125,274      36,696,229      36,491,543
                                                 =============   =============   =============   =============

The following table presents the impact of the restatement adjustments on stockholders' equity as of June 1, 2000.



   Stockholders' Equity - June 1, 2000, as previously reported    $  24,686,435
   Self-Insurance liability                                          (1,336,817)
   Compensated absences                                              (1,643,177)
   Tax effect of restatement adjustments                              1,092,764
                                                                   -------------
   Decrease in Stockholders Equity                                $  (1,887,230)
   Stockholders' Equity - June 1, 2000, as restated               $  22,799,205
                                                                   =============


Self-Insurance liability: The Company determined that there had been an error in its accounting for self-insurance related liabilities. The adjustments required included recognition of previously unrecorded liabilities and reductions in amounts previously recognized as pre-paid amounts to an employee trust which were incorrect.

Compensated absences: The Company determined that it had not recorded liabilities for earned vacation not yet taken as required by GAAP.

Other items: This category includes adjustments previously identified but deemed to be immaterial. Adjustments in this category change the timing of the items that were previously recognized.

3. The results of operations for the three months ended August 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

4. The principal raw materials used in the manufacture of the Company's snack food products are potatoes, corn, vegetable oils and seasoning. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw material and supplies are generally available in adequate quantities in the open market from sources in the United States and are generally contracted up to a year in advance.

5. In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 includes lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

6. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No. 148. amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148 effective May 31, 2003 in its consolidated financial statements. The Company will continue to account for stock-based compensation using the methods described in Note 8 below.

7. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the three months ended August 31, 2003 and 2002:


                                               August 31, 2003  August 31, 2002
                                               ---------------  ---------------
Weighted average number of common shares used
 in computing basic earnings per share              11,883,305       11,883,305
Effect of dilutive stock options                             0           25,183
                                               ---------------  ---------------
Weighted average number of common shares and
 dilutive potential common stock used in
 computing dilutive earnings per share              11,883,305       11,908,488
                                               ===============  ===============
Stock options excluded from the above
 reconciliation because they are anti-dilutive         369,000          329,000
                                               ===============  ===============


8. The Company applies APB Opinion No. 25 in accounting for all of its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.


                                                  For the three months ended
                                              August 31, 2003   August 31, 2002
                                              ---------------------------------

   Net income (loss) as reported                     $431,692          $222,230
   Earnings (loss) per share as reported - basic          .04               .02
   Earnings (loss) per share as reported - diluted        .04               .02
   Stock-based compensation costs, net of income
    tax, that would have been included in net
    income if the fair value method had been
    applied                                            (3,073)           (3,165)
   Pro-forma net income (loss)                        428,619           219,065
   Pro-forma earnings (loss) per share - basic            .04               .02
   Pro-forma earnings (loss) per share - diluted          .04               .02


9. The Company entered into a five year term product purchase commitment during the year ending May 31, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the unit purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable, based on current market. Subsequently, in September 2002, the product purchase agreement was amended to fix the purchase unit price and establish specific annual quantities.

10. The interest rate on the Company's bank debt is reset monthly to reflect the 30 days LIBOR rate. Consequently, the carrying value of the bank debt approximates fair value. During the three months ended August 31, 2003 the Company's bank debt was reduced by $.92 million compared to $.45 million last year. The interest rate at August 31, 2003 was 2.86% compared to 3.55% at August 31, 2002.

11. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

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

                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------

     We have reviewed the accompanying restated interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of August 31, 2003 and the related restated interim consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     As discussed in Note 2 to the accompanying restated consolidated financial statements, the Company has restated previously issued financial statements.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying restated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the restated consolidated balance sheet as of May 31, 2003, and the related restated consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated July 21, 2004 we expressed an unqualified opinion on those related consolidated financial statements. In our opinion, the information set forth in the accompanying restated condensed consolidated balance sheet as of May 31, 2003, is fairly stated in all material respects in relation to the restated consolidated balance sheet from which it has been derived.





     Birmingham, Alabama
     July 21, 2004                    DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

                                     ITEM 2
                                     ------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been revised to reflect the August 31, 2003 10-Q/A Amendment No. 1 "Restatement."

     The purpose of this discussion is to provide additional information about Golden Enterprises, Inc., its financial condition and the results of its operations. Readers should refer to the consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

RESTATEMENT

     The Company has restated its consolidated balance sheets as of August 31, 2003 and May 31, 2003 and its consolidated statements of operations and cash flows for the three months ended August 31, 2003 and 2002. The restatement affects periods prior to 2002. The impact of the restatement on such prior periods was reflected as an adjustment to retained earnings June 1, 2001. The restatement is reported in this Quarterly Report on Form 10-Q/A for its quarterly period ended August 31, 2003.

     The restatement adjustment for the three months ended August 31, 2003 and 2002 resulted in an increase in net income of approximately $.17 million and $.26 million respectively. Basic and Diluted net income per share was increase $.02 per share for the three month ended August 31, 2003 and $.02 for the prior year. For a discussion of individual adjustment items, see Note 2 to the Restated Condensed Consolidated Financial Statements.


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


OTHER MATTERS

     Transactions with related parties, reported in Note 14 of the Notes to Restated Consolidated Financial Statements in the Annual Report to Stockholders for fiscal year ended May 31, 2003 are conducted on an arm's-length basis in the ordinary course of business.


LIQUIDITY AND CAPITAL RESOURCES

     Working Capital was $8.8 million at June 1, 2003 and $8.2 million at the end of the first quarter. Net cash provided by operating activities amounted to $2.30 million for the first quarter this year compared to $.92 million for last year's first quarter.

     Additions to property, plant and equipment, net of disposals, were $0.10 million this year and $0.17 million last year. Cash dividends of $0.37 million were paid during this year's first quarter compared to $0.74 million last year. No cash was used to purchase treasury stock this year and last year, and no cash was used to increase investment securities this year compared to a net increase in investment securities using $0.80 million of cash last year. The Company's current ratio was 2.00 to 1.00 at August 31, 2003.


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

OPERATING RESULTS

     For the three months ended August 31, 2003, net sales decreased 1.0% from the comparable period in fiscal 2003. The decrease in net sales was distributed evenly between private label and branded sales. This year's first quarter cost of sales was 52.2% of net sales compared to 51.0% last year, and selling, general and administrative expenses were 45.3% of net sales this year and 48.5% last year. The improvement in selling, general and administrative expenses, was achieved because of a significant drop in workers' compensation insurance costs and improvements in sales route efficiencies.

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

     The Company's effective tax rate for the first quarter was 37.0% compared to 35.8% for last year's first quarter.


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


                                     ITEM 3
                                     ------

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK

     Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 16.


                                     ITEM 4
                                     ------

CONTROLS AND PROCEDURES

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarterly period ended August 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the quarterly period ended August 31, 2003, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods.

     During the performance of the audit for the fiscal year ended May 31, 2004, the Company's independent auditors, Dudley, Hopton-Jones, Sims & Freeman, PLLP (the "Auditor"), identified and communicated to the Company material weaknesses relating to the Company's accounting for its vacation pay (which was not in conformity with generally accepted accounting principles ("GAAP")) and self insured obligations. During the quarterly period ended August 31, 2003, the Company did not accrue for earned vacation pay and its liabilities were understated for certain incurred as well as incurred but not reported self-insured casualty claims and health costs. Based upon the forgoing, the Company has restated its audited financial statements for fiscal year 2003 and for the first three quarters of fiscal year 2004 to properly account for accruals for its vacation pay and self-insured health and casualty obligations. The Company believed, during the years being restated, that it was correctly following proper accounting practices. For a full discussion of the Restatement see "Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations." and Note 2 to "Notes to Restated Consolidated Financial Statements (Unaudited)" in this amendment.

     The Company has accepted the recommendations of its Auditor to reduce the recurrence of material weaknesses and is implementing policies and procedures to strengthen the Company's internal controls, including, among other things, the following: (1) developing written policies and procedures to be followed with respect to accounting for vacation pay and self-insured obligations; (2) formally designating management level personnel responsible for accounting for vacation pay and self-insured obligations; (3) expanding internal audit activities to include a quarterly examination of vacation pay and self-insured obligations; (4) implementing a fully developed actuarially based method of measuring liabilities related to self-insured obligations; and (5) implementing quarterly communications among management, internal auditor, and the Audit Committee prior to filing Forms 10-Q.

     Other than as described above, there has not been any change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                                             GOLDEN ENTERPRISES, INC.
                                             ------------------------
                                                   (Registrant)



     Dated: August 26, 2004                  /s/ Mark W. McCutcheon
                                             ----------------------
                                                 Mark W. McCutcheon
                                                 President and
                                                 Chief Executive Officer



     Dated: August 26, 2004                  /s/ Patty Townsend
                                             ------------------
                                                 Patty Townsend
                                                 Vice-President and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)