Form 10-Q/A
period 2003-11-30
GOLDEN ENTERPRISES INC
filed 2004-08-26
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                (Amendment No. 1)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003
                               -----------------

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                ------------------------------------------------

Commission file number                             0-4339
                                ------------------------------------------------



                            GOLDEN ENTERPRISES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           63-0250005
----------------------------------                      ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                           Identification No.)

     One Golden Flake Drive
      Birmingham, Alabama                                         35205
----------------------------------                      ------------------------


                                 (205) 458-7316
                                ----------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

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

Explanatory Note


     This form 10-Q/A amends the Registrant's quarterly report on form 10-Q as of and for the three months ended November 30, 2003 as filed on January 13, 2004 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements for accruals for its vacation pay and self-insured health and casualty obligations. See Note 2 to the Restated Consolidated Financial Statements for the year ended May 31, 2003 for further discussion on this matter. Each item of the 2004 second quarter Form 10-Q as filed on January 13, 2004 that was affected by the restatement has been amended and restated.

     The Registrant did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to May 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied on.

                            GOLDEN ENTERPRISES, INC.

                                     INDEX

Part I.                      FINANCIAL INFORMATION                      Page No.

Item 1   Restated Consolidated Financial Statements (unaudited)            4
         Condensed Consolidated Balance Sheets
         November 30, 2003 (unaudited) and May 31, 2003

         Condensed Consolidated Statements of Operations (unaudited)
         Three Months and Six Months ended November 30, 2003 and
         2002                                                              5

         Condensed Consolidated Statements of Cash
         Flows (unaudited)- Six Months ended November 30, 2003             6
         and 2002

         Notes to Restated Condensed Consolidated Financial Statements
         (unaudited)                                                       7

         Independent Accountant's Report                                  13

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              14

Item 3   Quantitative and Qualitative
         Disclosure About Market Risk                                     18

Item 4   Controls and Procedures                                          18

Part II. OTHER INFORMATION

Item 6   Exhibits and Report on Form 8-K                                  19

          PART I. FINANCIAL INFORMATION
          ITEM 1. RESTATED FINANCIAL STATEMENTS
          The restated consolidated financial statements, including the notes to the restated consolidated financial statements, set forth in this item 1 have been revised to reflect the restatement of the original Form 10-Q.
          GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    Restated          Restated
                                                   November 30,        May 31,
                                                       2003             2003
                                                  -------------    -------------
                                                   (Unaudited)        (Audited)
          ASSETS


Cash and cash equivalents                         $    427,833     $  1,278,333
Receivables, net                                     7,426,452        7,846,254
Note Receivable, current                                43,972           42,253
   Inventories:
Raw material and supplies                            1,943,367        1,496,992
Finished goods                                       2,470,607        2,289,145
                                                  -------------    -------------

                                                     4,413,974        3,786,137
                                                  -------------    -------------


  Prepaid expense                                 $  3,874,652        2,881,121
  Deferred  income taxes                               407,230          652,153
                                                  -------------    -------------

Total current assets                                16,594,113       16,486,251
                                                  -------------    -------------

Property, plant and equipment, net                  14,543,906       15,361,573
Long-term Note Receivable                            1,843,322        1,865,747
Other assets                                         2,777,822        2,777,972
                                                  -------------    -------------

                                                  $ 35,759,163     $ 36,491,543
                                                  =============    =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
Checks outstanding in excess of bank balances     $  1,283,936     $  1,157,108
Accounts payable                                     2,694,158        1,700,934
Other accrued expenses                               4,274,163        4,289,448
Salary continuation plan                                92,198           88,595
Note payable- bank, current                            438,796          432,142
                                                  -------------    -------------

Total current liabilities                            8,783,251        7,668,227
                                                  -------------    -------------

   Long-Term Liabilities:
Note payable-bank, non-current                         843,862        1,990,767
Salary Continuation Plan                             1,839,261        1,870,991
                                                  -------------    -------------

Total long-term liabilities                          2,683,123        3,861,758
                                                  -------------    -------------

Deferred income taxes                                  722,303          884,033
                                                  -------------    -------------

   Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares                             9,219,195        9,219,195
Additional paid-in capital                           6,497,954        6,497,954
Retained earnings                                   18,386,514       18,893,553
                                                  -------------    -------------

                                                    34,103,663       34,610,702

Less: Cost of common shares in treasury (1,945,488
      at November 30, 2003 and May 31, 2003)       (10,533,177)     (10,533,177)
                                                  -------------    -------------

Total stockholders' equity                          23,570,486       24,077,525
                                                  -------------    -------------

   Total                                          $ 35,759,163     $ 36,491,543
                                                  =============    =============


See Accompanying Notes to Restated Condensed Consolidated Financial Statements

ITEM1- GOLDEN ENTERPRISES, INC. AND SUBSIDARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                        Restated                     Restated
                                                                   Three Months Ended            Six Months Ended
                                                                       NOVEMBER 30,                 NOVEMBER 30,
                                                              ----------------------------------------------------------
                                                                  2003           2002           2003           2002
                                                              ----------------------------------------------------------

Net Sales                                                     $ 23,296,981   $ 23,491,688   $ 47,877,759   $ 48,332,010
Cost of sales                                                   12,218,622     12,727,270     25,043,986     25,407,483
                                                              -------------  -------------  -------------  -------------
Gross margin                                                    11,078,359     10,764,418     22,833,773     22,924,527

Selling, general and administrative expenses
                                                                11,431,717     11,391,793     22,555,289     23,437,614
                                                              -------------  -------------  -------------  -------------
  Operating (loss)                                                (353,358)      (627,375)       278,484       (513,087)
                                                              -------------  -------------  -------------  -------------
Other income (expenses):
  Investment income                                                 39,565         41,632         79,474         83,050
  Gain on sale of assets                                            17,454          9,300         64,885        246,589
Other income                                                        21,148         22,605         40,932         45,944
Interest expense                                                   (48,320)       (70,715)      (101,949)      (140,817)
                                                              -------------  -------------  -------------  -------------
  Total other income (expenses)                                     29,847          2,822         83,342        234,766
                                                              -------------  -------------  -------------  -------------

  (Loss) before income taxes                                      (323,511)      (624,553)       361,826       (278,321)
Income tax expense                                                (127,490)      (239,116)       126,155       (115,114)
                                                              -------------  -------------  -------------  -------------
Net (loss)                                                    $   (196,021)  $   (385,437)  $    235,671   $   (163,207)
                                                              =============  =============  =============  =============
PER SHARE OF COMMON STOCK:
  Net (loss)                                                  $      (0.02)  $      (0.03)  $      (0.02)  $      (0.01)
                                                              =============  =============  =============  =============
Weighted average number of common stock
shares outstanding                                              11,883,305     11,883,305     11,883,305     11,883,305
                                                              =============  =============  =============  =============
Cash dividends paid per share of common
Stock                                                         $     0.0313   $     0.0625   $     0.0626   $     0.1250
                                                              =============  =============  =============  =============




See Accompanying Notes to Restated Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Restated       Restated
                                                          SIX MONTHS ENDED
                                                      November 30,  November 30,
                                                          2003          2002
                                                     ---------------------------

Cash flows from operating activities:
  Net (Loss)                                         $    235,671  $   (163,207)
   Adjustment to reconcile net income (loss) to net
    cash provided by operating activities:
   Depreciation and amortization                        1,184,264     1,287,773
   Deferred income taxes                                   83,193      (293,186)
   Gain on sale of property and equipment                 (64,885)     (246,589)

Changes in operating assets and liabilities:
Decrease in receivable- net                               419,802     1,264,178
(Increase) Decrease in inventories                       (627,837)      295,131
(Increase) in pre-paid expenses                          (993,531)     (400,483)
Increase in other assets- long term                           150             0
Increase in accounts payable                              993,224       762,158
(Decrease) in accrued expenses                            (15,285)     (965,942)
(Decrease) increase in salary continuation                (28,127)      (26,587)
                                                     ------------- -------------


Net cash provided by operating activities               1,186,639     1,513,246
                                                     ------------- -------------

Cash flows from investing activities:
Purchase of property, plant and equipment                (434,515)     (444,541)
Proceeds from sale of property, plant and equipment       132,804       355,799
Collection of note receivable                              20,706        22,501
Investment securities available- for sale:
 Purchases                                                           (1,957,466)
 Proceeds from disposal                                               1,870,000
                                                     ------------- -------------
Net cash (used in)
 Investing activities                                    (281,005)     (153,707)

Cash flows from financing activities:
Debt repayments                                        (1,140,251)     (605,734)
Increase in checks outstanding in
 excess of bank balances                                  126,828       617,309
Cash dividends paid                                      (742,711)   (1,485,417)
                                                     ------------- -------------

 Net cash (used in) financing activities               (1,756,134)   (1,473,842)
                                                     ------------- -------------

Net (decrease) in cash and cash equivalents              (850,500)     (114,303)
Cash and cash equivalents at beginning of year          1,278,333       286,480
                                                     ------------- -------------

Cash and cash equivalents at end of quarter          $    427,833  $    172,177
                                                     ============= =============

Supplemental information:
  Cash paid during the year for:
  Income taxes                                       $     71,170  $     49,267
  Interest                                                101,949       140,817

See Accompanying Notes to Restated Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

    NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

2. This amendment to the Company's quarterly financial information previously reported on Form 10-Q for the quarterly period ended November 30, 2003 includes restated consolidated financial statements at November 30, 2003 and May 31, 2002 and for the six months ended November 30, 2003 and November 30, 2002.

The following table presents the impact of the restatement adjustments on net earnings for the three and six months ended November 30, 2003 and 2002, respectively.

                                            Three Months Ended     Six Months Ended
                                               November 30,          November 30,
                                            2003        2002       2003        2002
                                          --------------------------------------------

Net Income (loss) as originally reported  $(319,115)  $(381,529) $(60,170)  $(415,210)
 Adjustments (pre-tax):
 Accrued Vacation Liability                    (634)     10,950    (1,268)     21,900
 Self Insurance Liability                   195,004     (83,946)  468,410     272,296
 Other                                          -0-      66,825       -0-     103,724
                                          ----------  ---------- ---------  ----------

Total adjustments (pre-tax)                 194,370      (6,171)  467,142     397,920
Total taxes                                  71,276      (2,263)  171,301     145,917
                                          ----------  ---------- ---------  ----------
Total net adjustments                       123,094      (3,908)  295,841     252,003
Net (loss) income as restated             $(196,021)  $(385,437) $235,671   $(163,207)
                                          ==========  ========== =========  ==========
Per share of Common Stock:
Net loss - Basic as originally reported   $   (0.03)  $   (0.03) $  (0.01)  $   (0.03)
Effect of net adjustments                      0.01         -0-      0.03        0.02
                                          ----------  ---------- ---------  ----------
Net (loss) income - Basic as restated     $   (0.02)  $   (0.03) $   0.02   $   (0.01)
                                          ==========  ========== =========  ==========

Net loss-Diluted as originally reported   $   (0.03)  $   (0.03) $  (0.01)  $   (0.04)
Effect of net adjustments                      0.01         -0-      0.03        0.03
                                          ----------  ---------- ---------  ----------
Net (loss) income-Diluted as restated     $   (0.02)  $   (0.03) $   0.02   $   (0.01)
                                          ==========  ========== =========  ==========

The following table sets forth the effects of the restatement adjustments discussed below on the Consolidated Statement of Operations for each of the quarters ended November 30, 2003 and 2002, respectively.


                                            Quarter Ended                 Quarter Ended
                                           November 30, 2003             November 30, 2002
                                    As Originally                 As Originally
                                       Reported     As Restated      Reported     As Restated
                                    ----------------------------------------------------------
Net Sales                           $ 23,296,981   $ 23,296,981   $ 23,424,863   $ 23,491,688
Cost of Goods Sold                    12,232,132     12,218,622     12,697,000     12,727,270
Selling, General and Administrative
 Expenses                             11,612,577     11,431,717     11,349,067     11,391,793
Other income (expenses)                   29,847         29,847          2,822          2,822
                                    -------------  -------------  -------------  -------------
(Loss) income before cumulative
 effect of a change in accounting
 policy and income taxes                (517,881)      (323,511)      (618,382)      (624,553)

Provision for income taxes              (198,766)      (127,490)      (236,853)      (239,116)
                                    -------------  -------------  -------------  -------------
Net (Loss) income                   $   (319,115)  $   (196,021)  $   (381,529)  $   (385,437)
                                    =============  =============  =============  =============

Net Loss per share- Basic           $      (0.03)  $      (0.02)  $      (0.03)  $      (0.03)
Average Shares Outstanding            11,883,305     11,883,305     11,883,305     11,883,305
Net Loss per  share- Diluted        $      (0.03)  $      (0.02)  $      (0.03)  $      (0.03)
Average Shares Outstanding            11,883,305     11,883,305     11,902,341     11,902,341


                                              Six Months                    Six Months
                                       Ended November 30, 2003       Ended November 30, 2002
                                    As Originally                 As Originally
                                       Reported     As Restated      Reported     As Restated
                                    ----------------------------------------------------------
Net Sales                           $ 47,877,759   $ 47,877,759   $ 48,228,286   $ 48,332,010
Cost of Goods Sold                    25,115,068     25,043,986     25,594,329     25,407,483
Selling, General and Administrative
 Expenses                             22,951,350     22,555,289     23,544,964     23,437,614
Other income (expenses)                   83,342         83,342        234,766        234,766
                                    -------------  -------------  -------------  -------------
(Loss) income before cumulative
 effect of a change in accounting
 policy and income taxes                (105,317)       361,826       (676,241)      (278,321)

Provision for income taxes               (45,147)       126,155       (261,031)      (115,114)
                                    -------------  -------------  -------------  -------------
Net (Loss) income                   $    (60,170)  $    235,671   $   (415,210)  $   (163,207)
                                    =============  =============  =============  =============

Net Loss per share- Basic           $      (0.01)  $       0.02   $      (0.03)  $      (0.01)
Average Shares Outstanding            11,883,305     11,883,305     11,883,305     11,883,305
Net Loss per  share- Diluted        $      (0.01)  $       0.02   $      (0.04)  $      (0.01)
Average Shares Outstanding            11,883,305     11,883,305     11,902,341     11,902,341

The following table sets forth the effects of the restatement discussed below on the Consolidated Balance Sheet at November 30, 2003 and May 31, 2003.

                                         November 30, 2003               May 31, 2003
                                    As Originally                 As Originally
                                       Reported     As Restated      Reported     As Restated
                                    ----------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents           $    427,833   $    427,833   $  1,278,333   $  1,278,333
Receivables, net                       7,519,113      7,426,452      7,938,916      7,846,254
Notes receivable, current                 43,972         43,972         42,253         42,253
Inventories                            4,413,974      4,413,974      3,786,137      3,786,137
Prepaid expenses                       4,372,447      3,874,652      3,645,298      2,881,121
Deferred income taxes                        -0-        407,230            -0-        652,153
                                    -------------  -------------  -------------  -------------
   Total current assets               16,777,339     16,594,113     16,690,937     16,486,251
Property, Plant and Equipment         14,543,906     14,543,906     15,361,573     15,361,573
Notes receivable, long-term            1,843,322      1,843,322      1,865,747      1,865,747
Other                                  2,777,822      2,777,822      2,777,972      2,777,972
                                    -------------  -------------  -------------  -------------

Total Assets                        $ 35,942,389   $ 35,739,163   $ 36,696,229   $ 36,491,543
                                    =============  =============  =============  =============
Liabilities and Stockholders' Equity
Current liabilities
Checks outstanding in excess of bank
 balances                           $  1,283,936   $  1,283,936   $  1,157,108   $  1,157,108
Accounts payable                       2,694,158      2,694,158      1,700,934      1,700,934
Current portion of long-term debt        438,796        438,796        432,142        432,142
Other accrued expenses                 2,521,070      4,274,163      2,381,975      4,289,448
Deferred income taxes                    304,698            -0-        304,698            -0-
Salary continuation plan                  92,198         92,198         88,595         88,595
                                    -------------  -------------  -------------  -------------

   Total current liabilities           7,334,857      8,783,251      6,065,452      7,668,227
Long-term liabilities
Note payable- bank, non- current         843,862        843,862      1,990,767      1,990,767
Salary continuation plan               1,839,261      1,839,261      1,870,991      1,870,991
Deferred income taxes                    722,303        722,303        764,032        884,033
                                    -------------  -------------  -------------  -------------
Total Liabilities                     10,740,283     12,188,677     10,691,242     12,417,018

Stockholders' equity
Common stock - $.66 2/3 par value:
Authorized 35,000,000 shares:
issued 13,828,793 shares               9,219,195      9,219,195      9,219,195      9,219,195
Additional paid-in capital             6,497,954      6,497,954      6,497,954      6,497,954
Retained earnings                     20,708,604     18,386,514     20,821,015     18,893,553
Treasury shares - at cost
 (1,945,488)                         (10,533,177)   (10,533,177)   (10,533,177)   (10,533,177)
                                    -------------  -------------  -------------  -------------

Total stockholders' equity            25,202,106     23,570,486     26,004,987     24,077,525
                                    -------------  -------------  -------------  -------------
Total liabilities and stockholders'
 equity                             $ 35,942,389   $ 35,759,163   $ 36,696,229   $ 36,494,543
                                    =============  =============  =============  =============

The following table presents the impact of the restatement adjustments on stockholders' equity as of June 1, 2000.


   Stockholders' Equity - June 1, 2000, as previously reported     $ 24,686,435
   Self-Insurance liability                                          (1,336,817)
   Compensated absences                                              (1,643,177)
   Tax effect of restatement adjustments                              1,092,764
                                                                   -------------
   Decrease in Stockholders Equity                                 $ (1,887,230)
                                                                   -------------
   Stockholders' Equity - June 1, 2000, as restated                $ 22,799,205
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

3. The results of operations for the three months ended and six-months ended November 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

7. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the six months ended November 30, 2003 and 2002:


                                                              November 30,
                                                           2003         2002
                                                       -------------------------

Weighted average number of common shares used
in computing basic earnings per share                   11,883,305   11,883,305

Effect of dilutive stock options                                 0       19,036
                                                       ------------ ------------

Weighted average number of common shares and dilutive
 potential common stock used in computing dilutive
 earnings per share                                     11,883,305   11,902,341
                                                       ============ ============
Stock options excluded from the above reconciliation
 because they are anti-dilutive                            369,000      329,000
                                                       ============ ============


8. The Company applies APB Opinion No. 25 in accounting for all of its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.


                                         For the three         For the Six
                                          Months Ended          Months Ended
                                          November 30,          November 30,

                                        2003       2002       2003       2002

                                     -------------------------------------------

Net (loss) as reported               ($196,021) ($385,437)  $235,671  ($163,207)


(Loss) per share as reported-basic        (.02)      (.03)       .02       (.01)
(Loss) per share as reported-diluted      (.02)      (.03)       .02       (.01)
Stock based compensation costs, net
 of income tax, that would have been
 included in net income if the fair
 value method had been applied          (3,073)    (3,165)    (6,146)    (6,330)
Pro-forma net (loss)                  (199,094)  (388,602)   229,525   (169,537)
Pro-forma (loss) per share-basic          (.02)      (.03)       .02       (.01)
Pro-forma (loss) per share-diluted        (.02)      (.03)       .02       (.01)


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

                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------

     We have reviewed the accompanying restated interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of November 30, 2003 and the related restated interim consolidated statements of operations and cash flows for the six-month period then ended. These restated financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been revised to reflect the November 30, 2003 10-Q/A Amendment No. 1 "Restatement."

     The purpose of this discussion is to provide additional information about Golden Enterprises, Inc., its financial condition and the results of its operations. Readers should refer to the consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

RESTATEMENT

     The Company has restated its consolidated balance sheets as of November 30, 2003 and May 31, 2003 and its consolidated statements of operations and cash flows for the three months ended November 30, 2003 and 2002. The restatement affects periods prior to 2002. The impact of the restatement on such prior periods was reflected as an adjustment to operating retained earnings June 1, 2001. The restatement is reported in this Quarterly Report on Form 10-Q/A for its quarterly period ended November 30, 2003.

     The restatement adjustment for the three months ended November 30, 2003 and 2002 resulted in a decrease in net loss of approximately $.12 million and an increase in net loss of $.004 million respectively. For the six months ended November 30, 2003 and 2002, the restatement adjustments resulted in a decrease in net loss of approximately $0.30 million and $.25 million respectively. Basic and Diluted net loss per share was decreased $.01 per share for the three month ended November 30, 2003 and $.00 for the prior year. Basic and Diluted net loss per share was decreased $.03 per share for the six months ended November 30, 2003 and $.02 for the prior year. For a discussion of individual adjustment items, see Note 2 to the Restated Condensed Consolidated Financial Statements.

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

Accounts Receivable

     The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At November 30, 2003 and May 31, 2003 the Company had accounts receivables in the amount of $7.4 million and $7.8 million, net of an allowance for doubtful accounts of $0.2 million and $0.2 million, respectively.

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


OTHER MATTERS

     Transactions with related parties, reported in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for fiscal year ended May 31, 2003 are conducted on an arm's-length basis in the ordinary course of business.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital was $8.8 million at June 1, 2003 and $7.8 million at the end of the second quarter. Net cash provided by operating activities amounted to $1.19 million for the six months this year compared to $1.51 million for last year's first six months.

     Additions to property, plant and equipment, net of disposals, were $0.37 million this year and $0.34 million last year. Cash dividends of $0.74 million were paid during this year's first six months compared to $1.49 million last year. No cash was used to purchase treasury stock this year and last year, and no cash was used to increase investment securities this year compared to a net increase in investment securities using $0.09 million of cash last year. The Company's current ratio was 1.89 to 1.00 at November 30, 2003.

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

OPERATING RESULTS


     For the three months ended November 30, 2003, net sales decreased 0.8% from the comparable period in fiscal 2003. The decrease in net sales was distributed evenly between private label and branded sales. This year's second quarter cost of sales was 52.4% of net sales compared to 54.2% last year, and selling, general and administrative expenses were 49.1% of net sales this year and 48.5% last year. The increase was primarily due to significant increases in employee medical costs.

     For the year-to-date net sales decreased 0.9% from last year. Cost of sales was 52.3% of net sales compared to 52.6% last year. Selling, general and administrative expenses were 47.1% of net sales this year, and 48.5% last year.

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

     The Company's effective tax rate for the second quarter was -39.4% compared to -38.3% for last year's second quarter and 34.9% for the six months this year and -41.4% last year.

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


                                     ITEM 3
                                     ------

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK


     Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 17.


                                     ITEM 4
                                     ------

CONTROLS AND PROCEDURES

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarterly period ended November 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the quarterly period ended November 30, 2003, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods.

     During the performance of the audit for the fiscal year ended May 31, 2004, the Company's independent auditors, Dudley, Hopton-Jones, Sims & Freeman, PLLP (the "Auditor"), identified and communicated to the Company material weaknesses relating to the Company's accounting for its vacation pay (which was not in conformity with generally accepted accounting principles ("GAAP")) and self insured obligations. During the quarterly period ended November 30, 2003, the Company did not accrue for earned vacation pay and its liabilities were understated for certain incurred as well as incurred but not reported self-insured casualty claims and health costs. Based upon the forgoing, the Company has restated its audited financial statements for fiscal year 2003 and for the first three quarters of fiscal year 2004 to properly account for accruals for its vacation pay and self-insured health and casualty obligations. The Company believed, during the years being restated, that it was correctly following proper accounting practices. For a full discussion of the Restatement see "Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations." and Note 2 to "Notes to Restated Consolidated Financial Statements (Unaudited)" in this amendment.

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


                                               GOLDEN ENTERPRISES, INC.
                                               ------------------------
                                                    (Registrant)


     Dated: August 26. 2004                    /s/ Mark W. McCutcheon
                                               ----------------------
                                                   Mark W. McCutcheon
                                                   President and
                                                   Chief Executive Officer

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