Form 10-Q/A
period 2004-02-29
GOLDEN ENTERPRISES INC
filed 2004-08-26
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                (Amendment No. 1)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004
                               -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------------------------------------
Commission file number                         0-4339
                              -------------------------------------------------


                            GOLDEN ENTERPRISES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   63-0250005
---------------------------------------    -----------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                  Identification No.)

One Golden Flake Drive
        Birmingham, Alabama                              35205
---------------------------------------    -----------------------------------



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

Explanatory Note

     This form 10-Q/A amends the Registrant's quarterly report on form 10-Q as of and for the nine months ended February 29, 2004 as filed on April 12, 2004 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements for accruals for its vacation pay and self-insured health and casualty obligations. See Note 2 to the restated Consolidated Financial Statements for the year ended May 31, 2003, for further discussion on this matter. Each item of the 2004 third quarter Form 10-Q as filed on April 12, 2004 that was affected by the restatement has been amended and restated.

     The Registrant did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to May 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied on.

                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.                     FINANCIAL INFORMATION                      Page No.

Item 1    Restated Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets
          February 29, 2004 (unaudited) and May 31, 2003                  4

          Condensed Consolidated Statements of Operations (unaudited)
          Three Months and Nine Months Ended February 29, 2004
          and  February 28, 2003                                          5

          Condensed Consolidated Statements of Cash Flows
          (unaudited)- Nine Months Ended February 29, 2004 and
          February 28, 2003                                               6

          Notes to Restated Condensed Consolidated Financial
          Statements (unaudited)                                          7

          Independent Accountant's Report                                 13

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             14

Item 3    Quantitative and Qualitative
          Disclosure About Market Risk                                    18

Item 4    Controls and Procedures                                         18

Part II.  OTHER INFORMATION

Item 6    Exhibits and Report on Form 8-K                                 20

                        PART I.  FINANCIAL INFORMATION
                        ITEM 1. RESTATED FINANCIAL STATEMENTS (UNAUDITED)
                        The restated consolidated financial statements, including the notes to the restated
                        consolidated financial statements, set forth in this item 1 have been revised to reflect the restatement of the original Form 10-Q.
                        GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                  Restated             Restated
                                                                                 February 29,           May 31,
                                                                                     2004                 2003
                                                                                ---------------     ---------------
                                                                                 (Unaudited)            (Audited)

                          ASSETS
Cash and cash equivalents                                                        $     478,984       $   1,278,333
Receivables, net                                                                     7,902,129           7,846,254
Note Receivable, current                                                                44,857              42,253
     Inventories:
Raw material and supplies                                                            1,736,407           1,496,992
Finished goods                                                                       2,553,827           2,289,145
                                                                                     ---------           ---------

                                                                                     4,290,234           3,786,137
                                                                                     ---------           ---------

  Prepaid expense                                                                    4,087,489           2,881,121
Deferred income taxes                                                                  344,770             652,153
                                                                                       -------             -------
Total current assets                                                                17,148,463          16,486,251
                                                                                    ----------          ----------


Property, plant and equipment, net                                                  14,118,829          15,361,573
Long-term Note Receivable                                                            1,831,771           1,865,747
Other assets                                                                         2,777,822           2,777,972
                                                                                     ---------           ---------

                                                                                 $  35,876,885       $  36,491,543
                                                                                 =============       =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
Checks outstanding in excess of bank balances                                    $   1,704,403       $   1,157,108
Accounts payable                                                                     2,279,488           1,700,934
Other accrued expenses                                                               4,749,044           4,289,448
Salary continuation plan                                                                94,055              88,595
Note payable-bank, current                                                           1,195,304             432,142
                                                                                     ---------             -------

Total current liabilities                                                           10,022,294           7,668,227
                                                                                    ----------           ---------

     Long-Term Liabilities:
Note payable-bank, non-current                                                         724,447           1,990,767
Salary Continuation Plan                                                             1,822,683           1,870,991
                                                                                     ---------           ---------

Total long-term liabilities                                                          2,547,130           3,861,758
                                                                                     ---------           ---------

Deferred income taxes                                                                  714,358             884,033
                                                                                       -------             -------

     Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares                                                             9,219,195           9,219,195
Additional paid-in capital                                                           6,497,954           6,497,954
Retained earnings                                                                   17,409,131          18,893,553
                                                                                    ----------          ----------

                                                                                    33,126,280          34,610,702

Less:  Cost of common shares in treasury (1,945,488 at
       February 29, 2004 and May 31, 2003)                                         (10,533,177)        (10,533,177)
                                                                                   -----------         -----------

Total stockholders' equity                                                          22,593,103          24,077,525
                                                                                    ----------          ----------

     Total                                                                       $  35,876,885       $  36,491,543
                                                                                 =============       =============
See Accompanying Notes to Restated Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                              Restated                                  Restated
                                                -----------------------------------------------------------------------------
                                                         Three Months Ended                         Nine Months Ended
                                                -----------------------------------------------------------------------------
                                                    FEBRUARY 29,        FEBRUARY 28,          FEBRUARY 29,       FEBRUARY 28,
                                                -----------------------------------------------------------------------------
                                                        2004                 2003                 2004               2003
                                                -----------------------------------------------------------------------------
Net Sales                                    $       24,102,358  $        24,021,750  $         71,980,117  $      72,353,760
Cost of sales                                        13,021,969           12,654,027            38,065,955         38,061,510
                                                   -------------     ----------------   -------------------    ---------------
Gross margin                                         11,080,389           11,367,723            33,914,162         34,292,250


Selling, general and administrative expenses         12,079,649           12,172,446            34,634,938         35,610,060
                                                   -------------     ----------------   -------------------    ---------------
  Operating (loss)                                    (999,260)            (804,723)             (720,776)        (1,317,810)
                                                   -------------     ----------------   -------------------    ---------------
Other income (expenses):
  Investment income                                      37,730               39,356               117,204            122,406
  Gain on sale of assets                                  2,787               22,737                67,672            269,326
  Other income                                           31,989               29,365                72,921             75,309
  Interest expense                                     (48,778)             (66,205)             (150,727)          (207,022)
                                                   -------------     ----------------   -------------------    ---------------
  Total other income (expenses)                          23,728               25,253               107,070            260,019
                                                   -------------     ----------------   -------------------    ---------------

(Loss) before income taxes                            (975,532)            (779,470)             (613,706)        (1,057,791)
Income tax expense                                    (369,504)            (295,835)             (243,349)          (410,949)
                                                   -------------     ----------------   -------------------    ---------------
Net (loss)                                   $        (606,028)  $         (483,635)  $          (370,357)  $       (646,842)
                                                   =============     ================   ===================    ===============

PER SHARE OF COMMON STOCK:
  Net (loss)                                 $           (0.05)  $            (0.04)  $             (0.03)  $          (0.05)
                                                   =============     ================   ===================    ===============

Weighted average number of common stock
shares outstanding                                   11,883,305           11,883,305            11,883,305         11,883,305
                                                   =============     ================   ===================    ===============

Cash dividends paid per share of common
Stock                                        $           0.0313  $            0.0313  $             0.0938  $          0.0938
                                                   =============     ================   ===================    ===============

See Accompanying Notes to Restated Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                RESTATED
                                                                            NINE MONTHS ENDED
                                                                   February 29,          February 28,
                                                                       2004                  2003
                                                                  ---------------------------------------

Cash flows from operating activities:
  Net (Loss)                                                      $     (370,357)        $     (646,842)
    Adjustment to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                       1,771,247              1,891,986
    Deferred income taxes                                                 137,708              (348,486)
    Gain on sale of property and equipment                               (67,672)              (269,326)

Changes in operating assets and liabilities:
(Increase) Decrease in receivable- net                                   (55,875)              1,393,583
(Increase) Decrease in inventories                                      (504,097)                394,341
(Increase) in pre-paid expenses                                       (1,206,368)              (292,969)
Decrease in other assets- long term                                           150                    (2)
Increase in accounts payable                                              578,554                854,094
Increase (Decrease) in accrued expenses                                   459,596              (866,538)
(Decrease) in salary continuation                                        (42,848)               (40,488)
                                                                    -------------          -------------

Net cash provided by operating activities                                 700,038              2,069,353
                                                                    -------------          -------------

Cash flows from investing activities:
Purchase of property, plant and equipment                               (608,318)              (592,032)
Proceeds from sale of property, plant and equipment                       147,488                362,739
Collection of note receivable                                              31,372                109,589
Investment securities available- for sale:
  Purchases                                                                    0              (2,482,884)
  Proceeds from disposal                                                       0               2,494,000
                                                                    -------------          -------------
Net cash (used in)
  Investing activities                                                  (429,458)              (108,588)

Cash flows from financing activities:
Debt repayments                                                         (503,158)              (979,864)
Increase in checks outstanding in
  excess of bank balances                                                 547,295                852,544
Cash dividends paid                                                   (1,114,066)             (1,856,772)
                                                                    -------------          -------------

  Net cash (used in) financing activities                             (1,069,929)            (1,984,092)
                                                                    -------------          -------------

Net (decrease) in cash and cash equivalents                             (799,349)               (23,327)
Cash and cash equivalents at beginning of year                          1,278,333                286,480
                                                                    -------------          -------------

Cash and cash equivalents at end of quarter                       $       478,984        $       263,153
                                                                    =============          =============
Supplemental information:
  Cash paid during the year for:
   Income taxes                                                   $        42,958        $        88,206
   Interest                                                               150,727                207,022


See Accompanying Notes to Restated Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Throughout these notes to restated consolidated financial statements, all referenced amounts for current and prior periods and prior period comparison reflect the balances and amounts on a restated basis.

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

     2. This amendment to the Company's quarterly financial information previously reported on Form 10-Q for the quarterly period ended February 29, 2004 includes restated consolidated financial statements at February 29, 2004 and May 31, 2003 and for the nine months ended February 29, 2004 and February 28, 2003.

The following table presents the impact of the restatement adjustments on net earnings for the three and nine months ended February 29, 2004 and February 28, 2003, respectively.

                                                    Three Months Ended            Nine Months Ended
                                                 February 29,   February 28,   February 29,   February 28,
                                                 ------------   ------------   ------------   ------------
                                                     2004            2003           2004           2003
                                                 ------------   ------------   ------------   ------------
Net loss as originally reported                 $   (549,956)  $   (433,780)  $   (610,126)  $   (848,990)
  Adjustments (pre-tax):
  Accrued Vacation Liability                            (633)        66,825         (1,901)        32,850
  Self Insurance Liability                           (87,907)        10,950        380,503        115,798
  Other                                                  -0-       (156,498)           -0-        170,549
                                                 ------------   ------------   ------------   ------------

Total adjustments (pre-tax)                          (88,540)       (78,723)       378,602        319,197
Total taxes                                          (32,468)       (28,868)       138,833        117,049
                                                 ------------   ------------   ------------   ------------
Total net adjustments                                (56,072)       (49,855)       239,769        202,148
Net loss as restated                            $   (606,028)  $   (483,635)  $   (370,357)   $  (646,842)
                                                 ============   ============   ============    ===========

Per share of Common Stock:
Net Loss -Basic as originally reported          $      (0.05)  $      (0.04)  $      (0.05)   $     (0.07)
Effect of net adjustments                                -0-            -0-           0.02           0.02
                                                 ------------   ------------   ------------    -----------
Net loss- Basic as restated                     $      (0.05)  $      (0.04)  $      (0.03)   $     (0.05)
                                                 ============   ============   ============    ===========

Net loss-Diluted as originally reported         $      (0.05)  $      (0.04)  $      (0.05)   $     (0.07)
Effect of net adjustments                                -0-            -0-           0.02           0.02
                                                 ------------   ------------   ------------    -----------
Net loss-Diluted as restated                    $      (0.05)  $      (0.04)  $      (0.03)   $     (0.05)
                                                 ============   ============   ============    ===========

The following table sets forth the effects of the restatement adjustments discussed below on the Consolidated Statement of Operations for each of the quarters ended February 29, 2004 and February 28, 2003, respectively.

                                              Quarter Ended               Quarter Ended
                                        February 29,  February 29,  February 28, February 28,
                                       ------------------------------------------------------
                                            2004          2004          2003         2003
                                       ------------------------------------------------------
                                       As Originally               As Originally
                                          Reported   As Restated      Reported   As Restated
                                       ------------------------------------------------------
Net Sales                             $24,102,358   $24,102,358   $23,954,925   $24,021,750
Cost of Goods Sold                     12,876,483    13,021,969    12,582,983    12,654,027
Selling, General and Administrative
 Expenses                              12,136,595    12,079,649    12,097,942    12,172,446
Other income (expenses)                    23,728        23,728        25,253        25,253
                                         --------      --------      --------      --------
(Loss) income before cumulative
 effect of a change in accounting
 policy and income taxes                 (886,992)     (975,532)     (700,747)     (779,470)

Provision for income taxes               (337,036)     (369,504)     (266,967)     (295,835)
                                         --------      --------      --------      --------

Net (Loss) income                     $  (549,956)   $ (606,028)  $  (433,780)  $  (483,635)
                                      ===========    ==========    ==========    ==========

Net Loss per share- Basic             $    (0.05)    $    (0.05)   $    (0.04)  $     (0.04)
Average Shares Outstanding             11,883,305    11,883,305    11,883,305    11,883,305
Net Loss per  share- Diluted          $     (0.05)   $    (0.05)   $    (0.04)  $     (0.04)
Average Shares Outstanding             11,883,305    11,883,305    11,884,631    11,884,631


                                            Nine Months Ended           Nine Months Ended
                                        February 29,  February 29,  February 28, February 28,
                                       ------------------------------------------------------
                                           2004          2004          2003         2003
                                       ------------------------------------------------------
                                       As Originally               As Originally
                                          Reported   As Restated      Reported   As Restated
                                       ------------------------------------------------------
Net Sales                             $71,980,117   $71,980,117   $ 72,183,211  $72,353,760
Cost of Goods Sold                     37,991,551    38,065,955     38,177,312   38,061,510
Selling, General and Administrative
 Expenses                              35,087,945    34,634,938     35,642,906   35,610,060
Other income (expenses)                   107,070       107,070        260,019      260,019
                                         --------      --------       --------     --------
(Loss) income before cumulative
 effect of a
change in accounting policy and
 income taxes                            (992,309)     (613,706)    (1,376,988)  (1,057,791)

Provision for income taxes               (382,183)     (243,349)      (527,998)    (410,949)
                                         --------      --------       --------     --------

Net (Loss)                             $ (610,126)   $ (370,357)  $   (848,990) $  (646,842)
                                       ==========    ==========   ============  ===========

Net Loss per share- Basic              $    (0.05)   $    (0.03)  $      (0.07) $     (0.05)
Average Shares Outstanding             11,883,305    11,883,305     11,883,305   11,883,305
Net Loss per  share- Diluted           $    (0.05)   $    (0.03)  $      (0.07) $     (0.05)
Average Shares Outstanding             11,883,305    11,883,305     11,884,631   11,884,631

The following table sets forth the effects of the restatement discussed below on the Consolidated Balance Sheet at February 29, 2004 and May 31, 2003.

                                                                        February 29, 2004            May 31, 2003
                                                                   As Originally              As Originally
                                                                      Reported   As Restated     Reported   As Restated
                                                                   ----------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                                         $    478,984 $    478,984 $  1,278,333 $   1,278,333
Receivables, net                                                     7,994,790    7,902,129    7,938,916     7,846,254
Notes receivable, current                                               44,857       44,857       42,253        42,253
Inventories                                                          4,290,234    4,290,234    3,786,137     3,786,137
Prepaid expenses                                                     4,333,975    4,087,489    3,645,298     2,881,121
Deferred income taxes                                                      -0-      344,770          -0-       652,153
                                                                   ------------ ------------ ------------  ------------
     Total current assets                                           17,142,840   17,148,770   16,690,937    16,486,251
Property, Plant and Equipment                                       14,118,829   14,118,829   15,361,573    15,361,573
Notes receivable, long-term                                          1,831,771    1,831,771    1,865,747     1,865,747
Other                                                                2,777,822    2,777,822    2,777,972     2,777,972
                                                                   ------------ ------------ ------------  ------------

Total Assets                                                      $ 35,871,262 $ 35,876,885 $ 36,696,229 $  36,491,543
                                                                   ============ ============ ============  ============
Liabilities and Stockholders' Equity
Current liabilities
Checks outstanding in excess of bank balances                     $  1,704,403 $  1,704,403 $  1,157,108 $   1,157,108
Accounts payable                                                     2,279,488    2,279,488    1,700,934     1,700,934
Current portion of long-term debt                                    1,195,304    1,195,304      432,142       432,142
Other accrued expenses                                               2,751,030    4,749,044    2,381,975     4,289,448
Deferred income taxes                                                  304,699          -0-      304,698           -0-
Salary continuation plan                                                94,055       94,055       88,595        88,595
                                                                   ------------ ------------ ------------  ------------

     Total current liabilities                                       8,328,979   10,022,294    6,065,452     7,668,227
Long-term liabilities
Note payable- bank, non- current                                       724,447      724,447    1,990,767     1,990,767
Salary continuation plan                                             1,822,683    1,822,683    1,870,991     1,870,991
Deferred income taxes                                                  714,358      714,358      764,032       884,033
                                                                   ------------ ------------ ------------  ------------
Total Liabilities                                                   11,590,467   13,283,782   10,691,242    12,414,018

Stockholders' equity
Common stock - $.66 2/3 par value:
Authorized 35,000,000 shares:
issued 13,828,793 shares                                             9,219,195    9,219,195    9,219,195     9,219,195
Additional paid-in capital                                           6,497,954    6,497,954    6,497,954     6,497,954
Retained earnings                                                   19,096,823   17,409,131   20,821,015    18,893,553
Treasury shares - at cost (1,945,488)                              (10,533,177) (10,533,177) (10,533,177)  (10,533,177)
                                                                   ------------ ------------ ------------  ------------

Total stockholders' equity                                          24,280,795   22,593,103   26,004,987    24,077,525
                                                                   ------------ ------------ ------------  ------------
Total liabilities and stockholders' equity                        $ 35,871,262 $ 35,876,885 $ 36,696,229 $  36,491,543
                                                                   ============ ============ ============  ============

The following table presents the impact of the restatement adjustments on stockholders' equity as of June 1, 2000.


  Stockholders' Equity - June 1, 2000, as previously reported   $   24,686,435
  Self-Insurance liability                                          (1,336,817)
  Compensated absences                                              (1,643,177)
  Tax effect of restatement adjustments                              1,092,764
                                                                  --------------
  Decrease in Stockholders Equity                               $   (1,887,230)
                                                                  -------------

  Stockholders' Equity - June 1, 2000, as restated              $   22,799,205
                                                                  ==============


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


     3. The results of operations for the three months and nine months ended February 29, 2004 and February 28, 2003 are not necessarily indicative of the results to be expected for the full year.

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

     7. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the nine months ended February 29, 2004 and February 28, 2003:

                                                                                             For the Nine Months Ended
                                                                                          February 29,        February 28,
                                                                                             2004                2003
                                                                                      ------------------  ------------------
        Weighted average number of common shares used
         in computing basic earnings per share                                               11,883,305          11,883,305
        Effect of dilutive stock options                                                              0               1,326
                                                                                      ------------------  ------------------
        Weighted  average number of common shares and
          dilutive potential common stock used  in computing
          dilutive earnings per share                                                        11,883,305          11,884,631
                                                                                      ==================  ==================

        Stock options excluded from the above reconciliation
          because they are anti-dilutive                                                        369,000             329,000
                                                                                      ==================  ==================

     8. The Company applies APB Opinion No. 25 in accounting for all of its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

                                                         For the Three  Months Ended     For the Nine Months Ended
                                                          February 29,  February 28,     February 29,  February 28,
                                                               2004         2003            2004          2003
                                                        -----------------------------------------------------------
Net (loss) as reported                                   ($606,028)    ($483,635)       ($370,357)    ($646,842)

(Loss) per share as reported-basic                            (.05)         (.04)            (.03)         (.05)
(Loss) per share as reported-diluted                          (.05)         (.04)            (.03)         (.05)
Stock based compensation costs, net of income
  tax, that would have been included in net
  income if the fair value method had been
  applied                                                   (3,073)       (3,165)          (9,219)       (9,495)
Pro-forma net (loss)                                      (609,101)     (486,800)        (379,576)     (656,337)
Pro-forma (loss) per share-basic                              (.05)         (.04)            (.03)         (.06)
Pro-forma (loss) per share-diluted                            (.05)         (.04)            (.03)         (.06)

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

                         INDEPENDENT ACCOUNTANT'S REPORT


We have reviewed the accompanying restated interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of February 29, 2004 and the related restated interim consolidated statements of operations and cash flows for the nine-month period then ended. These restated financial statements are the responsibility of the Company's management.

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



Birmingham, Alabama
July 21, 2004                          DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

                                     ITEM 2
                                     ------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been revised to reflect the February 29, 2004 10-Q/A Amendment No. 1 "Restatement."

     The purpose of this discussion is to provide additional information about Golden Enterprises, Inc., its financial condition and the results of its operations. Readers should refer to the consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

RESTATEMENT

     The Company has restated its consolidated balance sheets as of February 29, 2004 and May 31, 2003 and its consolidated statements of operations and cash flows for the three months ended February 29, 2004 and 2003. The restatement affects periods prior to 2002. The impact of the restatement on such prior periods was reflected as an adjustment to operating retained earnings June 1, 2001. The restatement is reported in this Quarterly Report on Form 10-Q/A for its quarterly period ended February 29, 2004.

     The restatement adjustment for the three months ended February 29, 2004 and 2003 resulted in an increase in net loss of approximately $.06 million and $.05 million, respectively. For the nine months ended February 29, 2004 and 2003, the restatement adjustments resulted in a decrease in net loss of approximately $0.24 million and $.20 million respectively. Basic and Diluted net loss per share was increased $.00 per share for the three month ended February 29, 2004 and $.00 for the prior year. Basic and Diluted net loss per share was a decrease $.02 per share for the nine months ended February 29, 2004 and $.02 for the prior year. For a discussion of individual adjustment items, see Note 2 to the Restated Condensed Consolidated Financial Statements.

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

Accounts Receivable

     The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At February 29, 2004 and May 31, 2003 the Company had accounts receivables in the amount of $7.9 million and $7.8 million, net of an allowance for doubtful accounts of $0.2 million and $0.2 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital was $8.8 million at June 1, 2003 and $7.1 million at the end of the third quarter. Net cash provided by operating activities amounted to $.70 million for the nine months this year compared to $2.07 million for last year's first nine months.

     Additions to property, plant and equipment, net of disposals, were $0.53 million this year and $0.50 million last year. Cash dividends of $1.11 million were paid during this year's first nine months compared to $1.86 million last year. No cash was used to purchase treasury stock this year and last year, and no cash was used to increase investment securities this year compared to a net decrease in investment securities providing $0.01 million of cash last year. The Company's current ratio was 1.71 to 1.00 at February 29, 2004.

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

OPERATING RESULTS

     For the three months ended February 29, 2004, net sales increased 0.3% from the comparable period in fiscal 2003. The increase in net sales was distributed evenly between private label and branded sales. This year's third quarter cost of sales was 54.0% of net sales compared to 52.7% last year, and selling, general and administrative expenses were 50.1% of net sales this year and 50.7% last year. The increase was primarily due to significant increases in employee medical costs and commodity costs.

     For the year-to-date net sales decreased 0.5% from last year. Cost of sales was 52.9% of net sales compared to 52.6% last year. Selling, general and administrative expenses were 48.1% of net sales this year, and 49.2% last year.

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

     The Company's effective tax rate for the third quarter was -37.9% compared to -38.0% for last year's third quarter and -39.7% for the nine months this year and -38.8% last year.

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

                                     ITEM 3
                                     ------

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK

     Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 17.

                                     ITEM 4
                                     ------

CONTROLS AND PROCEDURES

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarterly period ended February 29, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the quarterly period ended February 29, 2004 the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods.

     During the performance of the audit for the fiscal year ended May 31, 2004, the Company's independent auditors, Dudley, Hopton-Jones, Sims & Freeman, PLLP (the "Auditor"), identified and communicated to the Company material weaknesses relating to the Company's accounting for its vacation pay (which was not in conformity with generally accepted accounting principles ("GAAP")) and self insured obligations. During the quarterly period ended February 29, 2004, the Company did not accrue for earned vacation pay and its liabilities were understated for certain incurred as well as incurred but not reported self-insured casualty claims and health costs. Based upon the forgoing, the Company has restated its audited financial statements for fiscal year 2003 and for the first three quarters of fiscal year 2004 to properly account for accruals for its vacation pay and self-insured health and casualty obligations. The Company believed, during the years being restated, that it was correctly following proper accounting practices. For a full discussion of the Restatement see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." and Note 2 to "Notes to Restated Consolidated Financial Statements (Unaudited)" in this amendment.

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

                                                   GOLDEN ENTERPRISES, INC.
                                                   -----------------------
                                                         (Registrant)


         Dated: August 26, 2004                  /s/ Mark W. McCutcheon
                ---------------                  ----------------------
                                                   Mark W. McCutcheon
                                                   President and
                                                   Chief Executive Officer




         Dated:  August 26, 2004                 /s/ Patty Townsend
                 ---------------                 ------------------
                                                   Patty Townsend
                                                   Vice-President and
                                                   Chief Financial Officer
                                                  (Principal Accounting Officer)