Form 10-K
period 2004-05-31
GOLDEN ENTERPRISES INC
filed 2004-08-26
CIK 42228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No. 0-4339


                            GOLDEN ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                          63-0250005
  ------------------------------------------             ------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

          ONE GOLDEN FLAKE DRIVE
           BIRMINGHAM, ALABAMA                                   35205
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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No _____ -



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ( )



     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

         Yes____  No __X__


     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 6, 2004. Common Stock, Par Value $0.662/3 --$11,487,987

     Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of August 6, 2004.


         CLASS                                  OUTSTANDING AT AUGUST 6, 2004
         -----                                  -----------------------------
Common Stock, Par Value $0.662/3                     11,852,830 shares


                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 23, 2004 are incorporated by reference into
Part III.

EXPLANATORY NOTE


     The Company has restated its consolidated balance sheet for the years ended May 31, 2003 and consolidated statements of operations, cash flows and retained earnings for the years ended May 31, 2003 and 2002 (the "2003 Restatement"). The restatement affects periods prior to 2002. The impact of the restatement on such prior periods was reflected as an adjustment to retained earnings June 1, 2001. The restatement is reported in this Annual Report on Form 10-K for the year ending May 31, 2004 and will be reported in amendments to our Quarterly Reports on Form 10-Q for its quarterly periods ended August 31, 2003, November 30, 2003 and February 29, 2004.

     The restatement adjustment for years ended May 31, 2003 and 2002 resulted in a reduction in a previously reported net loss of approximately $.5 million and a reduction in a previously reported net income of approximately $.5 million respectively. Basic and diluted loss per share was reduced by $.04 per share for fiscal 2003. Basic and diluted earnings per share declined $.04 for fiscal year 2002. In addition, as a result of the cumulative effect of the restatement, retained earnings has been reduced by $1.9 million and $2.4 million as of May 31, 2003 and 2002 respectively. Also as the result of the cumulative effect of the restatement of periods prior to 2002, the cumulative effect was to reduce opening retained earnings June 1, 2001 by approximately $1.9 million.

     For a discussion of the individual restatement adjustments, see "Item 8. Financial Statements - Note 2. Restatement of Prior Period Financial Statements" (Years ended May 31, 2003 and 2002). Additionally, see "Item 7. Management's Discussion and Analysis of Financial Condition and Resulting Operations." For more information on the impact of the restatement on years 2001 and 2000, see "Item 6. Selected Financial Data" in Part II of this report. These restatement adjustments reflect a correction of the Company's accounting for accruals for its vacation pay and self-insured health and casualty obligations. The Company determined that there had been an error in its accounting for self-insurance related liabilities. The adjustments required included recognition of previously unrecorded liabilities and reductions in amounts previously recognized as prepaid amounts to an employee benefit trust which was incorrect. The Company also determined that it had not recorded liabilities for earned vacation not yet taken as required by Generally Accepted Accounting Principles (GAAP).

     The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to May 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied on.

    All referenced amounts in this Annual Report for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

                                TABLE OF CONTENTS

                          FORM 10-K ANNUAL REPORT -2004
                            GOLDEN ENTERPRISES, INC.

                                                                                               PAGE
                                                                                               ----
                  Explanatory Note ...........................................................   3


PART I

Item 1            Business ...................................................................   5
Item 2            Properties .................................................................   7
Item 3            Legal Proceedings ..........................................................   8
Item 4            Submission of Matters to a Vote of Security Holders ........................   8


PART II

Item 5            Market for Registrant's Common Equity, Related Stockholder
                        Matters and Issuer Purchases of Equity Securities ....................   9
Item 6            Selected Financial Data ....................................................  11
Item 7            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations ............................................  12
Item 7A           Quantitative and Qualitative Disclosure About Market Risk ..................  18
Item 8            Financial Statements and Supplementary Data ................................  18
Item 9            Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure ...............................  48
Item 9A           Controls and Procedures ....................................................  48
Item 9B           Other Information ..........................................................  48


PART III

Item 10           Directors and Executive Officers of the Registrant .........................  48
Item 11           Executive Compensation .....................................................  49
Item 12           Security Ownership of Certain Beneficial
                        Owners and Management and Related Stockholder Matters ................  49
Item 13           Certain Relationships and Related Transactions .............................  49
Item 14           Principal Accountant Fees and Services .....................................  49


PART IV.

Item 15.          Exhibits and Financial Statement Schedules .................................  50



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

DISTRIBUTION

     Golden Flake sells its products through its own sales organization and independent distributors to commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky, Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina, Arkansas and Missouri. The products are distributed by approximately 436 route salesmen who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama, Nashville, Tennessee, and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct store door delivery method. Golden Flake is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No single customer accounts for more than 10% of its total sales. Golden Flake has a fleet of 866 company owned vehicles to support the route sales system, including 43 tractors and 123 trailers for long haul delivery to the various company warehouses located throughout its distribution areas, 632 store delivery vehicles and 68 cars and miscellaneous vehicles.

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

EMPLOYEES

       Golden Flake employs approximately 1,095 employees. Approximately 643 employees are involved in route sales and sales supervision, approximately 306 are in production and production supervision, and approximately 146 are management and administrative personnel.

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


                        EXECUTIVE OFFICERS OF REGISTRANT
                               AND ITS SUBSIDIARY

     NAME AND AGE                                    POSITION AND OFFICES WITH MANAGEMENT
     ------------                                    ------------------------------------
John S. Stein, 67             Mr.  Stein is  Chairman  of the  Board.  He was  elected  Chairman  on June 1,
                                  1996.  He served as Chief  Executive  Officer  from 1991 to April 4, 2001, and as  President  from  1985 to 1998  and from  June 1,  2000 to April 4,
                                  2001.  Mr.  Stein also served as  President  of Golden  Flake Snack Foods,
                                  Inc.  from  1976 to  1991.  Mr.  Stein  retired  as an  employee  with the
                                  Company on May 31, 2002. Mr. Stein is elected Chairman  annually,  and his present term will expire on May 31, 2005.

Mark W. McCutcheon, 49        Mr.  McCutcheon  is Chief  Executive  Officer and President of the Company and
                                  President of Golden Flake Snack Foods,  Inc., a wholly owned subsidiary of the Company.  He was elected  President and Chief Executive Officer of the
                                  Company on April 4, 2001 and  President  of Golden  Flake on  November  1,
                                  1998.  He has been  employed by Golden  Flake since 1980.  Mr.  McCutcheon is elected  Chief  Executive  Officer  and  President  of the  Company and
                                  President of Golden Flake  annually,  and his present terms will expire on
                                  May 31, 2005.

Patty Townsend, 46            Ms.  Townsend is Chief  Financial  Officer,  Vice  President  and Secretary of
                                  Golden  Enterprises,  Inc.  and  Controller  of Golden  Flake Snack Foods,
                                  Inc. a wholly  owned  subsidiary  of the  Company.  She was elected  Chief
                                  Financial  Officer,  Vice-President  and Secretary of the Company March 1,
                                  2004 and  Controller  of  Golden  Flake on March  15,  1997.  She has been employed  with the  Company  since  1988.  Ms.  Townsend is elected to her position on an annual  basis,  and her present  term of office will expire on May 31, 2005.

Randy Bates, 50               Mr. Bates is Executive,  Vice-President of Sales, Marketing and Transportation
                                  for Golden  Flake.  He has held these  positions  since  October 26, 1998.
                                  Mr. Bates was  Vice-President  of Sales from October 1, 1994 to 1998.  Mr.
                                  Bates has been  employed by Golden  Flake since March 1979.  Mr.  Bates is elected to his  positions  on an annual  basis,  and his  present  term of office will expire on May 31, 2005.

David Jones, 52               Mr. Jones is Executive  Vice-President  of  Operations,  Human  Resources  and
                                  Quality  Control for Golden Flake.  He has held these  positions since May
                                  20,  2002.  Mr. Jones was  Vice-President  of  Manufacturing  from 1998 to
                                  2002 and  Vice-President  of Operations  from 2000 to 2002.  Mr. Jones has been  employed by Golden  Flake since  1984.  Mr.  Jones is elected to his positions on an annual  basis,  and his present term of office will expire on May 31, 2005.



                              ITEM 2. - PROPERTIES

     The headquarters of the Company are located at One Golden Flake Drive, Birmingham Alabama 35205. The properties of the subsidiary are described below.

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

VEHICLES

     Golden Flake owns a fleet of 866 vehicles which includes 632 route trucks, 43 tractors, 123 trailers and 68 cars and miscellaneous vehicles. There are no liens or encumbrances on Golden Flake's vehicle fleet. Golden Flake also owns a 1987 Cessna Citation II aircraft.



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




                       ITEM 4. - SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

                 ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

MARKET AND DIVIDEND INFORMATION

     The Company's common stock is traded in the over-the-counter market under the "NASDAQ" symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended May 31, 2004 and 2003 and the amount of dividends paid per share in each quarter. The Company currently expects that comparable regular cash dividends will be paid in the future.


                                                                      MARKET PRICE
                                                                   --------------------          DIVIDEND PAID
QUARTER                                                            HIGH             LOW            PER SHARE
-----------                                                        ----             ---          --------------
FISCAL 2004
 First ........................................................   $2.890           $2.150           $.0313
 Second .......................................................    2.750            2.370            .0313
 Third ........................................................    3.500            2.340            .0313
 Fourth .......................................................    3.430            2.400            .0313

FISCAL 2003
 First ........................................................   $4.490           $3.710           $.0625
 Second .......................................................    5.530            2.760            .0625
 Third ........................................................    4.100            2.160            .0313
 Fourth .......................................................    2.500            1.640            .0313



As of August 6, 2004, there were approximately 1,500 shareholders of record.



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.



     The following table provides Equity Compensation Plan information under which equity securities of the Registrant are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------------------------------------------------------------
                                (a)                             (b)                           (c)
                                                                                               Number of securities remaining
                                Number of securities to be                                     available for future issuance
                                issued upon exercise of out-    Weighted-average exercise      under equity compensation plans
                                standing options, warrants      price of outstanding options,  (excluding securities reflected in
Plan category                   and rights                      warrants and rights            column (a))
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                369,000                     $3.776                          130,000
approved by security holders
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                   0                           0                               0
not approved by security
holders
----------------------------------------------------------------------------------------------------------------------------------
Total                                    369,000                     $3.776                          130,000
----------------------------------------------------------------------------------------------------------------------------------

ISSUER PURCHASES OF EQUITY SECURITIES

         The following table provides information of the repurchase by the Company of shares of its common stock during the fourth quarter of fiscal year ended May 31, 2004:


                                                                                                (d) Maximum
                                                                         (c) Total Number        Number (or
                                                                             of Shares       Approximate Dollar
                                                                          Purchased as Part   Value) of Shares
                                                              (b)                of           that May Yet Be
                                     (a) Total              Average           Publicly         Purchased Under
                                      Number of            Price paid     Announced Plans       the Plans or
        Period                      Shares Purchased        per Share        or Programs          Programs
-----------------------------------------------------------------------------------------------------------------
March 1
   to                               -0-                    -0-                   -0-                   -0-
March 31
-----------------------------------------------------------------------------------------------------------------
April 1
   to                            30,475(1)              $3.00(1)                 -0-                   -0-
April 30
-----------------------------------------------------------------------------------------------------------------

May 1
   to                               -0-                    -0-                   -0-                   -0-
May 31
-----------------------------------------------------------------------------------------------------------------

Total                              30,475                  $3.00                  -0-                  -0-
-----------------------------------------------------------------------------------------------------------------


------------------

(1) On April 21, 2004, the Company purchased 30,475 shares of its common stock for $3.00 per share through a private purchase transaction.

                        ITEM 6 - SELECTED FINANCIAL DATA

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

FINANCIAL REVIEW (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Year Ended May 31,
                                                             2003              2002         2001            2000
                                             2004          Restated         Restated       Restated       Restated
                                         ------------     ------------     -----------    -----------    -----------
Net sales (b) ........................   $     97,583     $     96,604     $   104,335    $   102,797    $   113,227
Gain on sales of assets ..............             14              304             756            599            250
Other income .........................            499              506             563            691             67
                                         ---------------------------------------------------------------------------
     Total revenues ..................          8,096           97,414         105,694        104,087        113,544
Cost of sales ........................         51,243           50,748          54,326         53,631         57,460
Selling, general and
  administrative expenses ............         46,595           47,686          47,653         46,333         52,100

Interest .............................            220              269             189             85           --
Restructuring charge .................           --               --              --             --            2.565
(Loss) income before cumulative
    effect of a change in accounting
    policy and income
    taxes ............................             38           (1,289)          3,486          4,038          1,419
Federal and state income taxes .......             84             (361)          1,367          1,386            642
Net (loss) income before cumulative
   effect of a change in accounting
   policy ............................            (46)            (928)          2,119          2,653            777
Cumulative effect of a change in
    accounting policy net of
    taxes ............................           --               --               413           --             --
         Net (loss) income ...........   $        (46)    $       (928)    $     2,532    $     2,653    $       777
                                         ---------------------------------------------------------------------------
FINANCIAL DATA
Depreciation and amortization ........   $      2,347     $      2,490     $     2,594    $     2,436    $     3,230
Capital expenditures, net of disposals            829              287           3,802          1,294            149
Working capital ......................          6,697            8,818          10,989         12,909         14,028
Long-term debt .......................          2,327            3,862           5,083          1,807          1,807
Stockholders' equity .................         22,456           24,078          27,233         27,865         28,641
Total assets .........................         33,623           36,492          40,840         40,243         41,814
                                         ---------------------------------------------------------------------------
COMMON STOCK DATA
Net (loss) income before cumulative
  effect of a change in accounting
  policy .............................   $      (0.00)    $      (0.08)    $      0.18    $      0.22    $      0.06
Cumulative effect of a change in
  accounting policy net of taxes .....           --               --              0.03           --             --
Basic and diluted net (loss) income ..          (0.00)           (0.08)           0.21           0.22           0.06
Dividends ............................          .1250            .1875            0.25           0.25           0.24
Book value ...........................           1.89             2.20            2.29           2.33           2.37
Price range ..........................      3.50-2.15      5.530-1.640     4.550-2.950    4.750-2.875    4.125-2.313
                                         ---------------------------------------------------------------------------
FINANCIAL STATISTICS
Current ratio ........................           1.84             2.09            2.37           2.58           2.43
Net (loss) income as percent of
    total revenues ...................           0.00%            (1.0)%           2.4%           2.5%           0.7%
Net (loss) income as percent of
stockholders' equity (a) .............          (0.00)%           (5.1)%          10.1%           9.0%           3.9%
                                         ---------------------------------------------------------------------------
OTHER DATA
Weighted average common shares
   outstanding .......................     11,879,891       11,883,305      11,898,097     11,965,671     12,154,057
Common shares outstanding at
   year end ..........................     11,852,830       11,883,305      11,883,305     11,932,741     12,065,000
Approximate number of
stockholders .........................          1,500            1,500           1,500          1,500          1,600

(a)  Average amounts at beginning and end of fiscal year.

(b) Reflects on all periods presented, the effect on revenues of adopting the provisions of the Emerging Issues Task Force of the Financial Accounting Standards Board issue No. 01-9 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) (EITF 01-9)

Golden Enterprises
Selected Financial Data


     The 2004 Restatement adjustments affecting the years 2001 and 2000 are set forth in the following table:

                                                                     2001                        2000
                                                                 -----------------------      ---------------------
                                                                      As                          As
                                                                  Previously     As           Previously    As
                                                                   Reported   Restated         Reported  Restated
                                                                 -----------------------      ---------------------
      Income statement data;
           Net sales                                           $      102,797   102,797     $    113,227   113,227
           Net Income                                                   2,700     2,653            1,243       777
           Basic and diluted net income per share                        0.23      0.22             0.10      0.06

      Financial position data (at May 31):
           Total assets                                        $       39,247    40,243     $     41,333    41,814
           Stockholders' equity                                        29,800    27,865           30,528    28,641


The 2004 restatement adjustments affecting the years 2001 and 2000 are adjustments with respect to self insurance accruals and accrued compensated absences, as described in "Item 8. Financial Statements - Note 2. Restatement of Previously Issued Financial Statements."


                                       11-A

           ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 has been revised to reflect the May 31, 2003 10-K/A Amendment No. 1 "Restatement."

     The purpose of this discussion is to provide additional information about Golden Enterprises, Inc., its financial condition and the results of its operations. Readers should refer to the consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

RESTATEMENT

     The Company has restated its consolidated balance sheet for the years ended May 31, 2003 and consolidated statements of operations, cash flows and retained earnings for the years ended May 31, 2003 and 2002 (the "2003" Restatement). The restatement affects periods prior to 2002. The impact of the restatement on such prior periods was reflected as an adjustment to retained earnings June 1, 2001. The restatement is reported in this Annual Report on Form 10-K for the year ending May 31, 2004 and will be reported in amendments to our Quarterly Reports on form 10-Q for its quarterly periods ended August 31, 2003, November 30, 2003 and February 29, 2004.

The restatement adjustment for years ended May 31, 2003 and 2002 resulted in a reduction in a previously reported net loss of approximately $.5 million and a reduction in a previously reported net income of approximately $.5 million respectively. Basic and diluted loss per share was reduced by $.04 per share for fiscal 2003. Basic and diluted earnings per share declined $.04 for fiscal year 2002. In addition, as a result of the cumulative effect of the restatement, retained earnings has been reduced by $1.9 million and $2.4 million as of May 31, 2003 and 2002 respectively. Also, as the result of the cumulative effect of the restatement of periods prior to 2002, the cumulative effect was to reduce opening retained earnings June 1, 2001 by approximately $1.9 million. For a discussion of individual adjustment items, see "Item 8- Financial Statements-
Note 2 Restatement."

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

     The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed by approximately 436 route representatives who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.


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

     In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-09 Accounting for Consideration given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) effective for annual or interim periods beginning after December 15, 2001. The issue addresses the recognition, measurement and income statement classification for certain sales incentives. The Company implemented this new accounting policy in the fourth quarter of fiscal 2002. The effect of this accounting change is to adopt this policy as of the beginning of the fiscal 2002 (June 1, 2001). Certain of these expenses, including slotting fees, previously classified as selling, general, and administrative expenses, are now characterized as offsets to net sales. Reclassifications have been made to prior period financial statements to conform to current year presentation. Total vendor sales incentives now characterized as reductions of net sales that previously would have been classified as selling, general and administrative expenses were approximately $11.6 million, $12.8 million and $11.7 million for the years ended 2004, 2003 and 2002, respectively. There was no resulting impact on net operating results from adopting EITF 01-09.

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

Accounts Receivable

     The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At May 31, 2004 and 2003 the Company had accounts receivables in the amount of $7.5 million and $7.8 million, net of an allowance for doubtful accounts of $0.2 million and $0.2 million, respectively.

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


LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $6.7 million at May 31, 2004 compared to $8.3 million at May 31, 2003. Net cash provided by operations amounted to $2.9 million in fiscal year 2004, $4.6 million in fiscal year 2003 and $1.9 million in fiscal year 2002. The decrease in net cash provided by operations is primarily related to changes in receivables, inventories and accounts payable offset by the net loss for fiscal year 2004 of $45,846 compared to the net loss for fiscal year 2003 of $927,765.

    Additions to property, plant and equipment, net of disposals were $0.8 million, $0.3 million and $3.8 million in fiscal years 2004, 2003 and 2002, respectively, and are expected to be about $1.9 million in 2005.

     Cash dividends of $1.5 million, $2.2 million and $3.0 million were paid during fiscal years 2004, 2003, and 2002, respectively. The quarterly dividend was reduced to $.03125 from $.0625 in the third quarter of fiscal 2003 in response to a decrease in earnings.

     The amount of cash used to purchase treasury shares in fiscal 2004 was $0.09 million. No cash was used to purchase treasury shares in fiscal 2003 and $0.2 million was used in 2002.

      During fiscal 2004, the company re-paid debt, net of borrowings, of $1.4 million.

     The following table summarizes the significant contractual obligations of the Company as of May 31, 2004:


CONTRACTUAL OBLIGATIONS              TOTAL           2005        2006-2007       2008-2009       THEREAFTER
-----------------------              -----           ----        ---------       ---------       ----------
Long-Term Debt                  $    999,562  $      477,980  $      521,582  $     -0-      $      -0-
Purchase Commitment                2,096,000       1,491,000         605,000        -0-             -0-
Salary Continuation Plan           1,901,567          95,948         216,448        253,870       1,335,301
                                   ---------          ------         -------        -------       ---------
Total Contractual Obligations   $  4,997,129  $    2,064,928  $    1,343,030  $     253,870  $    1,335,301
                                   =========       =========       =========        =======       =========






Other Commitments

     The Company had letters of credit in the amount of $1,758,987 outstanding at May 31, 2004 to support the Company's commercial self-insurance program.

     The Company has a line-of-credit agreement with a local bank that permits borrowing up to $1 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application.

     Long-term liabilities as a percentage of total capitalization was 12.3% at May 31, 2004. The Company's current ratio at year end was 1.84 to l.00.

     Available cash, cash from operations and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

OPERATING RESULTS

     Net sales increased by 1.0% in fiscal year 2004, decreased by 7.4% in fiscal year 2003, and increased by 1.5% in fiscal year 2002. The increase in fiscal 2004 was primarily due to less promotional payments to vendors that were subtracted from sales as required by EITF 01-9. The decrease in fiscal 2003 was due to a general sales weakness in the U.S. salty snacks category, particularly during the first part of the fiscal year.

      Cost of sales as a percentage of net sales amounted to 52.5% in 2004, 52.5% in 2003, and 52.1% in 2002. Cost of sales stabilized in 2004 and the percentage increase in cost of sales for fiscal 2003 was caused by the lower sales volume and higher commodity prices and energy cost. The cost decrease in 2002 was due primarily to lower energy costs.

      Selling, general and administrative expenses were 47.7% of net sales in 2004, 49.4% in 2003, and 45.7% in 2002. The 1.7% decrease for fiscal 2004 is attributed to the increase in net sales and a decrease in vendor sales incentives. The higher percentage cost for fiscal 2003 was due to significant increases in employee medical, workers' compensation, general and auto liability insurance costs, and energy costs. The more favorable cost percentage for fiscal 2002 was primarily due to lower selling and delivery cost brought about by the exiting of the fringe sales regions in Central Florida as part of the fiscal 2000 restructuring plan.

       The Company's effective tax rates for 2004, 2003, and 2002 were 221.3%, (27.9%) and 39.2%, respectively. Note 9 to the Consolidated Financial Statements provides additional information about the provision for income taxes.

OFF-BALANCE SHEET ARRANGEMENT

     The Company entered into a five-year term product purchase agreement during the year ending May 31, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price, was negotiable based on the current market. The purchase product agreement as subsequently amended is described in more detail in Note 14 of the Notes to Consolidated Financial Statements.

MARKET RISK

     The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its cash equivalents, investment securities and bank loans, and commodity prices affecting the cost of its raw materials.

     The Company's cash equivalents consist of short-term marketable securities. Presently these are variable rate money market funds. Its bank loans also carry variable rates. Assuming year end 2004 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $1,520 and interest expense by $9,996.

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

RECENT DEVELOPMENTS

     The Company restated its previously issued financial statements for the three years ended May 31, 2003. The restatement affected periods prior to May 31, 2001. The impact of the restatement on such prior periods was reflected as an adjustment to opening retained earnings as of June 1, 2000. The restatement was reported in amendment No. 1 to the retained earnings as of June 1, 2000. The restatement was reported in amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended May 31, 2003. The Company also restated the Company's Quarterly Reports on Form 10-Q/A for the quarterly periods ended
August 31, 2003, November 30, 2003 and February 29, 2004 with restated comparative information for comparative periods of the previous year.

     In connection with their audits of the restatement of previously issued annual financial statements and the consolidated financial statements for the year ended May 31, 2004, the Company's independent auditors identified and communicated to the Company and the Audit Committee "material weaknesses" (as defined under audit standards adopted by the Public Company Accounting Oversight Board) relating to the Company's accounting and public reporting of significant matters and management review and oversight of certain accounting matters.

     In the past year, the Company undertook to review and analyze its internal audit program and has directed senior management to dedicate resources and take steps to strengthen controls. The company engaged the services of a third party consultant to assist in its review and analysis. The Company intends to identify and implement actions to improve the effectiveness of procedures and internal controls, including enhanced training with respect to financial reporting and disclosure responsibilities.

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 includes lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on June 1, 2003 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFA No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003 and did not have an impact on the Company.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 31, 2003 for variable interest entities created prior to February 1, 2003. In December 2003, the FASB issued a revised FIN 46. The revised standard, FIN 46R, modifies or clarifies various provisions of FIN 46 and incorporates many FASB Staff Positions previously issued by the FASB. This standard replaces the original FIN 46 that was issued in January 2003. The adoption of these new standards did not have an impact on the Company's financial position, results of operations or cash flows.

     In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised SFAS No. 132 revised employers' disclosures about pension plans and other post retirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The revised SFAS No. 132 retains the disclosure requirements contained in the original SFAS No. 132. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this new standard did not have an impact on the Company's financial position, results of operations or cash flows.

     In December 2003, the SEC released Staff Accounting Bulletin ("SAB") 104. SAB 104 revises or rescinds portions of the interpretative guidance included in SEC Topic 13, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. SAB 104 also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of this new standard did not have an impact on the Company's financial position, results of operations or cash flows.

ITEM 7 A.- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 16.

ITEM 8.- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the registrant and its subsidiary for the year ended May 31, 2004, consisting of the following, are contained herein:

Consolidated Balance Sheets                 - May 31, 2004 and 2003

Consolidated Statements of Operations       - Years ended May 31, 2004, 2003
                                                 and 2002

Consolidated Statements of                  - Years ended May 31, 2004, 2003
  Cash Flows                                     and 2002

Consolidated Statements of Changes          -Years ended May 31, 2004, 2003
  in Stockholders' Equity                        and 2002

Notes to Consolidated Financial Statements  - Years ended May 31, 2004, 2003 and 2002

Quarterly Results of Operations             - Years ended May 31, 2004,
                                                 and 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of May 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended May 31, 2004. Our audits also included the financial statement schedule listed at Item 16(a)2. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of May 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considering in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2, Restatement of prior period financial statements, the Company has restated previously issued financial statements.

As discussed in Note 3 to the financial statements, effective June 1, 2001 the Company changed its accounting policy with respect to slotting fees.







Birmingham, Alabama              DUDLEY, HOPTON-JONES, SIMS & FREEMAN, PLLP
July 21, 2004

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                              May 31, 2004 and 2003

                                     ASSETS

                                                            Restated
                                                2004          2003
                                             -----------   -----------
CURRENT ASSETS
   Cash and cash equivalents .............   $   565,195   $ 1,278,333

   Receivables:
     Trade accounts ......................     7,445,741     7,835,874
     Other ...............................       231,410       206,480
                                             -----------   -----------
                                               7,677,151     8,042,354
     Less: Allowance for doubtful accounts       185,000       196,100
                                             -----------   -----------
                                               7,492,151     7,846,254
     Notes receivable, current ...........        45,760        42,253
                                             -----------   -----------
                                               7,537,911     7,888,507
                                             -----------   -----------
   Inventories:
     Raw materials .......................     1,198,534     1,016,050
     Finished goods ......................     2,504,515     2,289,145
                                             -----------   -----------
                                               3,703,049     3,305,195
                                             -----------   -----------

   Prepaid expenses ......................     2,292,943     2,881,121
   Deferred income taxes .................       618,803       652,153
                                             -----------   -----------
      Total current assets ...............    14,717,901    16,005,309
                                             -----------   -----------

PROPERTY, PLANT AND EQUIPMENT
   Land ..................................     3,030,974     3,030,974
   Buildings .............................    16,925,279    16,897,204
   Machinery and equipment ...............    35,159,507    41,478,108
   Transportation equipment ..............    15,170,308    15,113,558
                                              70,286,068    76,519,844
     Less: Accumulated depreciation ......    56,439,726    61,158,271
                                             -----------   -----------
                                              13,846,342    15,361,573
                                             -----------   -----------
OTHER ASSETS
   Notes receivable, long-term ...........     1,819,986     1,865,747
   Cash surrender value of life insurance      2,648,567     2,762,739
   Other .................................       589,760       496,175
                                             -----------   -----------
     Total other assets ..................     5,058,313     5,124,661
                                             -----------   -----------

     TOTAL ...............................   $33,622,556   $36,491,543
                                             ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               Restated
                                                                  2004            2003
                                                             ------------    -------------
CURRENT LIABILITIES
   Checks outstanding in excess of bank balances .........   $  1,293,534    $  1,157,108
   Accounts payable ......................................      1,816,879       1,700,934
   Current portion of long-term debt .....................        477,980         432,142
   Other accrued expenses ................................      4,334,798       4,289,448
   Salary continuation plan ..............................         95,948          88,595
                                                             ------------    ------------
     Total current liabilities ...........................      8,019,139       7,668,227
                                                             ------------    ------------
LONG-TERM LIABILITIES
   Note payable - bank, non-current ......................        521,582       1,990,767
   Salary continuation plan ..............................      1,805,619       1,870,991
   Deferred income taxes .................................        820,432         884,033
                                                             ------------    ------------
     Total long-term liabilities .........................      3,147,633       4,745,791
                                                             ------------    ------------
STOCKHOLDERS' EQUITY
   Common stock - $.66 2/3 par value:
   Authorized 35,000,000 shares;
     issued 13,828,793 shares ............................      9,219,195       9,219,195
   Additional paid-in capital ............................      6,497,954       6,497,954
   Retained earnings .....................................     17,363,237      18,893,553
   Treasury shares - at cost (1,975,963 shares in 2004 and
     1,945,488 shares in 2003) ...........................    (10,624,602)    (10,533,177)
                                                             ------------    ------------
   Total stockholders' equity ............................     22,455,784      24,077,525
                                                             ------------    ------------






     TOTAL ...............................................   $ 33,622,556    $ 36,491,543
                                                             ============    ============


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended May 31, 2004, 2003 and 2002

                                                                                  Restated          Restated
                                                                      2004           2003             2002
                                                                 ------------    ------------    -------------
   Net sales .................................................   $ 97,583,493    $ 96,604,461    $ 104,335,234
   Cost of sales .............................................     51,243,037      50,747,626       54,325,919
                                                                 ------------    ------------    -------------
   Gross margin ..............................................     46,340,456      45,856,835       50,009,315
   Selling, general and administrative expenses ..............     46,595,519      47,686,174       47,653,164
                                                                 ------------    ------------    -------------
   Operating (loss) income ...................................       (255,063)     (1,829,339)       2,356,151
                                                                 ------------    ------------    -------------
   Other income (expenses):
   Gain on sale of assets ....................................         13,861         304,221          756,259
   Interest expense ..........................................       (219,608)       (268,489)        (190,159)
   Other income ..............................................        498,613         506,296          563,383
                                                                 ------------    ------------    -------------
     Total other income (expenses) ...........................        292,866         542,028        1,129,483
                                                                 ------------    ------------    -------------

     Income (Loss) income before cumulative effect of a change
      in accounting policy and income taxes ..................         37,803      (1,287,311)       3,485,634
                                                                 ------------    ------------    -------------

      Provision for income taxes .............................         83,649        (359,546)       1,366,930
                                                                 ------------    ------------    -------------

     Net (loss) income before cumulative effect of a change in
      accounting policy ......................................        (45,846)       (927,765)       2,118,704


     Cumulative effect of a change in accounting
      policy, net of taxes of $262,037 .......................           --              --            413,401
                                                                 ------------    ------------    -------------

     Net (loss) income .......................................   $    (45,846)   $   (927,765)   $   2,532,105
                                                                 ============    ============    =============
PER SHARE OF COMMON STOCK
   Net (loss) income before cumulative effect of a change
     in accounting policy ....................................   $       --      $      (0.08)   $        0.18
   Cumulative effect of a change in accounting
     policy, net of taxes ....................................           --              --               0.03
                                                                 ------------    ------------    -------------
   Basic earnings ............................................   $       --      $      (0.08)   $        0.21
                                                                 ============    ============    =============
   Diluted earnings ..........................................   $       --      $      (0.08)   $        0.21
                                                                 ============    ============    =============

See Accompanying Notes to Consolidated
Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended May 31, 2004, 2003 and 2002



                                                       Additional                                       Total
                                          Common        Paid-in        Retained        Treasury      Stockholders'
                                           Stock        Capital        Earnings         Shares          Equity
                                         ----------   -----------    ------------    ------------    ------------
Balance - May 31, 2001 as restated ...   $9,219,195     6,499,554      22,491,346     (10,345,168)     27,864,927

   Net income - 2002 .................         --            --         2,532,105            --         2,532,105

   Cash dividends paid ...............         --            --        (2,974,005)           --        (2,974,005)
   Treasury shares purchased .........         --            --              --          (193,419)       (193,419)
   Stock options exercised ...........         --          (1,600)           --             5,410           3,810
                                         ----------   -----------    ------------    ------------    ------------
    Balance - May 31, 2002 as restated    9,219,195     6,497,954      22,049,446     (10,533,177)     27,233,418

   Net loss - 2003 ...................         --            --          (927,765)           --          (927,765)

   Cash dividends paid ...............         --            --        (2,228,128)           --        (2,228,128)

    Balance - May 31, 2003 as restated   $9,219,195   $ 6,497,954    $ 18,893,553    $(10,533,177)   $ 24,077,525
                                         ----------   -----------    ------------    ------------    ------------
   Net loss - 2004 ...................         --            --           (45,846)           --           (45,846)
   Cash dividends paid ...............         --            --        (1,484,470)           --        (1,484,470)
   Treasury shares purchased .........         --            --              --           (91,425)        (91,425)
                                         ----------   -----------    ------------    ------------    ------------
   Balance - May 31, 2004 ............   $9,219,195   $ 6,497,954    $ 17,363,237    $(10,624,602)   $ 22,455,784
                                         ==========   ===========    ============    ============    ============

See Accompanying Notes to Consolidated
Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended May 31, 2004, 2003 and 2002

                                                                                   Restated      Restated
                                                                        2004          2003         2002
                                                                     ---------     ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income ............................................     $(45,846)    $(927,765)   $2,532,105
   Adjustment to reconcile net (loss) income to net cash provided by operating activities:
      Cumulative effect of a change in accounting policy ........         --            --        (413,401)
      Depreciation ..............................................    2,346,880     2,490,329     2,593,621
      Deferred income taxes .....................................      (30,251)        1,433        36,641
      Gain on sale of property and equipment ....................      (13,861)     (304,221)     (756,261)
    Decrease (increase) in receivables - net ....................      354,103     1,570,347      (408,060)
    Decrease (increase) in inventories ..........................     (397,854)    1,443,303      (428,026)
    Decrease (increase)  in prepaid expenses ....................      588,178       783,358    (1,667,703)
    Decrease in cash surrender value of insurance ...............      114,172        22,597        50,614
    Increase in other assets ....................................      (93,585)      (19,214)      (42,334)
    Increase (decrease) in accounts payable .....................      115,945      (488,795)      265,301
    Increase in accrued expenses ................................       45,350        60,940        90,449
    (Decrease) increase in salary continuation plan .............      (58,019)      (54,805)       86,568
                                                                     ---------     ---------     ---------
      Net cash provided by operating activities .................    2,925,212     4,577,507     1,939,514
                                                                     ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment ....................     (973,076)     (851,111)   (5,236,601)
   Proceeds from sale of property, plant and equipment ..........      155,288       399,690     1,301,160
   Collection of notes receivable ...............................       42,254       119,636        42,399
   Investment securities available-for-sale:
   Proceeds from disposals ......................................         --            --         625,326
                                                                     ---------     ---------     ---------
      Net cash used in investing activities .....................     (775,534)     (331,785)   (3,267,716)
                                                                     ---------     ---------     ---------



See Accompanying Notes to Consolidated
Financial Statements

               GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
               Years Ended May 31, 2004, 2003 and 2002


                                                                                    Restated       Restated
                                                                      2004            2003           2002
                                                                  ------------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Debt proceeds ..............................................     10,304,286      11,543,824      7,806,676
   Debt repayments ............................................    (11,727,633)    (13,121,345)    (4,666,346)
   Increase (decrease)  in checks outstanding in excess of bank
      balances ................................................        136,426         535,782       (931,135)
   Purchases of treasury shares ...............................        (91,425)           --         (193,419)
   Proceeds from exercise of stock options ....................           --              --            3,810
   Cash dividends paid ........................................     (1,484,470)     (2,228,128)    (2,974,005)
                                                                  ------------    ------------    -----------
      Net cash used in financing activities ...................     (2,862,816)     (3,269,867)      (954,419)
                                                                  ------------    ------------    -----------
NET INCREASE (DECREASE)  IN CASH AND
   CASH EQUIVALENTS ...........................................       (713,138)        975,855     (2,282,621)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR ..........................................      1,278,333         302,478      2,585,099
                                                                  ------------    ------------    -----------
CASH AND CASH EQUIVALENTS AT
   END OF YEAR ................................................   $    565,195    $  1,278,333    $   302,478
                                                                  ============    ============    ===========
SUPPLEMENTAL INFORMATION
   Cash paid during the year for:
    Income taxes ..............................................   $   (430,216)   $   (626,349)   $ 2,343,597
    Interest ..................................................        219,608         268,489        190,159
   Noncash items:
    Equipment traded in .......................................           --            22,123           --


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           May 31, 2004, 2003 and 2002


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

REVENUE CLASSIFICATION CHANGES
In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-09 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) effective for annual or interim periods beginning after December 15, 2001. The issue addresses the recognition, measurement and income statement classification for certain sales incentives. The Company implemented this new accounting policy in the fourth quarter of fiscal 2002. The effect of this accounting change is to adopt this policy as of the beginning of the fiscal 2002 (June 1, 2001). Certain of these expenses, including slotting fees, previously classified as selling, general, and administrative expenses, are now characterized as offsets to net sales. Reclassifications have been made to prior period financial statements to conform to current year presentation. Total vendor sales incentives now characterized as reductions of net sales that previously would have been classified as selling, general and administrative expenses were approximately $11.6 million, $12.8 million and $11.7 million for the years ended 2004, 2003 and 2002, respectively. There was no resulting impact on net operating results from adopting EITF 01-09.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2004, 2003 and 2002


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

SELF-INSURANCE
The Company is self-insured for certain losses relating to automobile liability, general liability, workers' compensation, property losses and medical claims. The Company also has stop loss coverage to limit the exposure arising from these claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management's estimates of the aggregate liability for uninsured claims incurred. Automobile liability, general liability, workers' compensation, and property losses costs are covered by letters of credit with the Company's claims administrators.


ADVERTISING
The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Advertising expense amounted to $4,452,926, $5,031,409 and $4,371,719 for the fiscal years 2004, 2003 and 2002, respectively.

INCOME TAXES
Deferred income taxes are provided using the liability method to measure tax consequences resulting from differences between financial accounting standards and applicable income tax laws. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on date of enactment.

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2004, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


The following table represents the pro forma effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value based method recognition provisions of SFAS No 123 to stock-based employee compensation:


                                                                      Years Ended May 31,
                                                            ---------------------------------------

                                                                          Restated      Restated
                                                               2004          2003           2002
Net (loss) income as reported .............................   $(45,846)  $  (927,765)   $ 2,532,105
Deduct: total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects .............................    (12,291)      (12,660)       (52,289)
                                                              --------   -----------    -----------
   Pro forma net (loss) income ............................   $(58,137)     (940,425)     2,479,816
                                                              ========   ===========    ===========
(Loss) earnings per share:
   Basic - as reported ....................................   $   --     $     (0.08)   $       .21
                                                              ========   ===========    ===========
   Basic - Pro forma ......................................   $   --     $     (0.08)   $        21
                                                              ========   ===========    ===========
   Diluted - as reported ..................................   $   --     $     (0.08)   $       .21
                                                              ========   ===========    ===========
   Diluted - Pro forma ....................................   $   --     $     (0.08)   $       .21
                                                              ========   ===========    ===========

SHIPPING AND HANDLING COSTS
Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company are classified as Selling, General and Administrative (SG&A) expenses. Shipping and handling costs classified as SG&A amounted to $2.3 million, $2.3 million and $2.5 million for the fiscal years 2004, 2003 and 2002, respectively.

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

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of assets. The Company adopted SFAS No. 143 on June 1, 2003 and the adoption did not have a material impact on the Company's consolidated financial statements.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2004, 2003 and 2002


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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 includes lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on June 1, 2003 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFA No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003 and did not have an impact on the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 31, 2003 for variable interest entities created prior to February 1, 2003. In December 2003, the FASB issued a revised FIN 46. The revised standard, FIN 46R, modifies or clarifies various provisions of FIN 46 and incorporates many FASB Staff Positions previously issued by the FASB. This standard replaces the original FIN 46 that was issued in January 2003. The adoption of these new standards did not have an impact on the Company's financial position, results of operations or cash flows.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2004, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised SFAS No. 132 revised employers' disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The revised SFAS No. 132 retains the disclosure requirements contained in the original SFAS No. 132. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this new standard did not have an impact on the Company's financial position, results of operations or cash flows.

In December 2003, the SEC released Staff Accounting Bulletin ("SAB") 104. SAB 104 revises or rescinds portions of the interpretatative guidance included in SEC Topic 13, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. SAB 104 also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of this new standard did not have an impact on the Company's financial position, results of operations or cash flows.

RECLASSIFICATIONS
Certain items included in prior years' consolidated financial statements have been reclassified to conform to current year presentation.

NOTE 2 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Prior period financial statements have been restated to reflect adjustments to the Company's financial information previously reported on Form 10-K for the years ended May 31, 2003, and 2002. The Company's 2003 quarterly information and comparative 2002 information has also been restated to reflect adjustments to the Company's previously reported financial information on Form 10-Q. The restatement affected periods prior to 2002. The impact of the restatement on such prior periods has reflected as an adjustment to retained earnings as of June 1, 2001. In addition, the restatement impacts the first, second and third quarters of 2004. The restated amounts for these quarters are presented in Note 16, Quarterly Results of Operations (Unaudited). Each of the restatement adjustments is an "error" within the meaning of APB Opinion 20, Accounting Changes.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          May 31, 2004, 2003, and 2002


NOTE 2 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS - CONTINUED



The Following table presents the impact of the restatement adjustments on net earnings for the years ended May 31, 2003, 2002 and retained earnings as of June 1, 2001:




                                                                                     Retained
                                                                                     Earnings
                                                          Year Ended May 31,          June 1,
                                                     ---------------------------    -----------
                                                         2003           2002           2001
                                                     -----------    -----------     -----------
Net (loss) income as originally reported             $(1,412,145)   $ 3,008,948     $24,426,345
Adjustments (pretax):
       Self-insurance liability                          669,136       (523,974)     (1,445,533)
       Compensated absences                               47,826          8,398      (1,609,890)
       Other Items                                       237,373       (237,373)           --
                                                     -----------    -----------     -----------
Total Adjustments (pretax)                               954,335       (752,949)     (3,055,423)

        Tax effect of restatement adjustments           (469,955)       276,106       1,120,424
                                                     -----------    -----------     -----------
Total net adjustments                                    484,380       (476,843)     (1,934,999)
                                                     -----------    -----------     -----------
Net (loss) income as restated                        $  (927,765)   $ 2,532,105     $22,491,346
                                                     ===========    ===========     ===========
Per share of Common Stock:
Net Loss- Basic as originally reported               $     (0.12)   $      0.25
Effect of net adjustments                                   0.04          (0.04)
                                                     -----------    -----------
Net (loss) income - Basic as restated                $     (0.08)          0.21
                                                     ===========    ===========

Net (loss) income - Diluted as originally reported   $     (0.12)   $      0.25
Effect of net adjustments                                   0.04          (0.04)
                                                     -----------    -----------
Net (loss) income - Diluted as restated              $     (0.08)   $      0.21
                                                     ===========    ===========

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          May 31, 2004, 2003, and 2002


NOTE 2 -RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS - CONTINUED

Self-Insurance liability: The Company determined that there had been an error in its accounting for self-insurance related liabilities. The adjustments required included recognition of previously unrecorded liabilities and reductions in amounts previously recognized as prepaid amounts to an employee trust which were incorrect.

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



The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for each of the years ended May 31, 2003 and 2002.



                                                         Year Ended May 31, 2003       Year Ended May 31, 2002
                                                      ----------------------------    ---------------------------
                                                      As Originally                   As Originally
                                                        Reported      As Restated        Reported    As Restated
                                                      ----------------------------    ---------------------------
Net sales                                             $ 96,367,088    $ 96,604,461    $104,572,608   $104,335,234
Cost of goods sold                                      51,191,313      50,747,626      54,257,812     54,325,919
Selling, general and administrative expenses            47,959,449      47,686,174      47,205,695     47,653,164
Other income (expenses)                                    542,028         542,028       1,129,483      1,129,483
                                                      ------------    ------------    ------------   ------------
(Loss) income before cumulative effect of a change
in accounting policy and income taxes                   (2,241,646)     (1,287,311)      4,238,584      3,485,634

Provision for income taxes                                (829,501)       (359,546)      1,643,037      1,366,930
                                                      ------------    ------------    ------------   ------------
Net (loss) income before cumulative
effect of a change in accounting policy                 (1,412,145)       (927,765)      2,595,547      2,118,704

Cumulative effect of a change in accounting policy,
net of taxes of $262,037                                      --              --           413,401        413,401
                                                      ------------    ------------    ------------   ------------
Net (loss) income                                     $ (1,412,145)   $   (927,765)   $  3,008,948   $  2,532,105
                                                      ============    ============    ============   ============
Net (loss) income per share- basic                    $      (0.12)   $      (0.08)   $       0.25   $       0.21
Average shares outstanding                              11,883,305      11,883,305      11,898,097     11,898,097
Net (loss) income per share- diluted                  $      (0.12)   $      (0.08)   $       0.25   $       0.21
Average shares outstanding                              11,883,305      11,883,305      11,900,893     11,900,893


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          May 31, 2004, 2003, and 2002

NOTE 2 -RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS - CONTINUED

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at May 31, 2003.


                                                        May 31, 2003
                                                ----------------------------
                                                 As Originally
                                                   Reported     As Restated
                                                ----------------------------
ASSETS
Current assets
Cash and cash equivalents                       $  1,278,333    $  1,278,333
Receivables:
           Trade accounts                          7,835,874       7,835,874
           Other                                     299,142         206,480
Allowance for doubtful accounts                     (196,100)       (196,100)
Notes receivable, current                             42,253          42,253
Inventories                                        3,305,195       3,305,195
Prepaid expenses                                   3,645,298       2,881,121
Deferred income taxes                                   --           652,153
                                                ------------    ------------
      Total current assets                        16,209,995      16,005,309
                                                ------------    ------------
Property, plant and equipment                     15,361,573      15,361,573
Notes receivable, long-term                        1,865,747       1,865,747
Cash surrender value of life insurance             2,762,739       2,762,739
Other                                                496,175         496,175
                                                ------------    ------------
TOTAL ASSETS                                    $ 36,696,229    $ 36,491,543
                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Checks outstanding in excess of bank balances   $  1,157,108    $  1,157,108
Accounts payable                                   1,700,934       1,700,934
Current portion of long-term debt                    432,142         432,142
Other accrued expenses                             2,381,975       4,289,448
Deferred income taxes                                304,698            --
Salary continuation plan                              88,595          88,595
                                                ------------    ------------
      Total current liabilities                    6,065,452       7,668,227
                                                ------------    ------------
Note payable - bank, non-current                   1,990,767       1,990,767
Salary continuation plan                           1,870,991       1,870,991
Deferred income taxes                                764,032         884,033
                                                ------------    ------------
TOTAL LIABILITIES                                 10,691,242      12,414,018

STOCKHOLDERS' EQUITY
Common stock - $.66 2/3 par value:
Authorized 35,000,000 shares;
issued 13,828,793 shares                           9,219,195       9,219,195
Additional paid-in capital                         6,497,954       6,497,954
Retained earnings                                 20,821,015      18,893,553
Treasury shares - at cost (1,945,488 shares)     (10,533,177)    (10,533,177)
                                                ============    ============
TOTAL STOCKHOLDERS' EQUITY                        26,004,987      24,077,525
                                                ============    ============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 36,696,229    $ 36,491,543

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2004, 2003 and 2002


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


NOTE 4 - NOTES RECEIVABLE

Notes receivable as of May 31, 2004 and 2003 consist of the following:




                                                                                  2004           2003
                                                                               ----------   -----------
8% note, due in 120 monthly installments of $3,640
 through November 1, 2010, collateralized by property .........................$  220,823   $  245,743

8% note, due in 360 monthly installments of $12,474
through November 1, 2030, collateralized by property .......................... 1,644,923    1,662,257
                                                                               ----------   -----------
                                                                                1,865,746    1,908,000
     Less current portion .....................................................    45,760       42,253
                                                                               ----------   -----------
                                                                               $1,819,986   $1,865,747
                                                                               ==========   ===========
        Maturities at May 31,
                                                             2006 ........ $   49,558
                                                             2007 ........     53,672
                                                             2008 ........     58,126
                                                             2009 ........     62,951
                                                             2010 ........     68,176
                                                        Thereafter .......  1,527,503


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2004, 2003 and 2002


NOTE 5 - PREPAID EXPENSES

At May 31,  prepaid expenses consist of the following:


                                                                                         Restated
                                                                              2004         2003
                                                                           ----------   ----------
   Prepaid slotting fees ...............................................   $  376,295   $  333,799
   Other prepaid expenses ..............................................    1,916,648    2,547,322
                                                                           ----------   ----------
                                                                           $2,292,943   $2,881,121
                                                                           ==========   ==========

NOTE 6 - OTHER ACCRUED EXPENSES

At May 31,  other accrued expenses consist of the following:


                                                                                         Restated
                                                                              2004         2003
                                                                           ----------   ----------
   Accrued payroll .....................................................   $  450,214   $  448,250
   Self insurance liability ............................................    1,969,332    1,832,591
   Accrued vacation ....................................................    1,463,539    1,461,005
   Other accrued expenses ..............................................      451,713      547,602
                                                                           ----------   ----------
                                                                           $4,334,798   $4,289,448
                                                                           ==========   ==========


NOTE 7 - LINE OF CREDIT

The Company has a line of credit agreement with a local bank which permits borrowing up to $1 million. The line of credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application.




NOTE 8 - LONG-TERM LIABILITIES

   Long-term debt consist of the following:

                                                                              2004         2003
                                                                           ----------   ----------
     Note payable - bank - payable in equal monthly installments of
     $41,688 including interest at the LIBOR index rate plus 1.75%
     (2.85% at May 31, 2004) through April 3, 2011, secured by equipment   $  999,562   $2,422,909

       Less: current portion ...........................................      477,980      432,142
                                                                           ----------   ----------
                                                                           $  521,582   $1,990,767
                                                                           ==========   ==========

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2004, 2003 and 2002


NOTE 8 - LONG-TERM LIABILITIES - CONTINUED


   Maturities at May 31,
                                                  2006 ........... $491,782
                                                  2007 ...........   29,800



Other long-term obligations at May 31, 2004 and 2003, consist of the following:


                                                                       2004           2003
                                                                   ----------     ----------
     Salary continuation plan .................................... $1,901,567     $1,959,586
     Less current portion ........................................    (95,948)       (88,595)
                                                                   ----------     ----------
                                                                   $1,805,619     $1,870,991
                                                                   ==========     ==========


The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives. The Company recognized compensation expense of approximately $30,576, $27,000 and $127,341 for fiscal 2004, 2003 and 2002, respectively.

NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following:




                                                            Restated        Restated
                                               2004           2003           2002
                                           ---------       ----------    -----------
Federal ................................   $ 101,350       $ (320,635)   $ 1,416,947
State ..................................      12,550          (40,342)       175,379
                                           ---------       ----------    -----------
                                             113,900         (360,977)     1,592,326

Federal ................................     (27,859)           1,272       (200,560)
State ..................................      (2,392)             159        (24,836)
                                           ---------       ----------    -----------
                                             (30,251)           1,431       (225,396)
                                           ---------       ----------    -----------
                                           $  83,649       $ (359,546)   $ 1,366,930
                                           =========       ==========    ===========

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2004, 2003 and 2002


NOTE 9 - INCOME TAXES - CONTINUED

The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and actual tax follows:

                                                                           Restated    Restated
                                                                  2004       2003        2002
                                                                --------  ---------    ----------
Tax on income at statutory rates ...........................    $ 12,853  $(437,685)   $1,185,116
(Decrease) increase resulting from:
  State income taxes, less Federal income tax effect .......       8,741    (26,894)      149,000
  Tax exempt interest ......................................      (1,388)    (1,356)       (9,303)
  Change in valuation allowance ............................      55,000    120,000            --
  Other - net ..............................................       8,443    (13,611)       42,117
                                                                --------  ---------    ----------
   Total ...................................................    $ 83,649  $(359,546)   $1,366,930


The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:

                                                                                            Restated
                                                                                2004          2003
                                                                            -----------   ------------
Deferred tax assets
  Salary continuation plan ...............................................  $   697,305   $   718,580
  Accrued vacation .......................................................      536,680        535,751
  Contribution carryforward ..............................................      229,588        121,491
  Inventory capitalization ...............................................       65,688         58,922
  Allowance for doubtful accounts ........................................       67,840         71,910
  Other accrued expenses .................................................       86,582        107,974
                                                                            -----------   ------------
   Gross defered tax assets before valuation allowance ...................    1,683,683      1,614,628
   Less valuation allowance ..............................................     (175,000)      (120,000)
                                                                            -----------   ------------
Total deferred tax assets ................................................    1,508,683      1,494,628
                                                                            -----------   ------------
Deferred tax liabilities
  Property and equipment .................................................    1,572,325      1,604,103
  Prepaid expenses .......................................................      137,987        122,405
                                                                            -----------   ------------
Total deferred tax liabilities ...........................................    1,710,312      1,726,508
                                                                            -----------   ------------
   Net deferred tax liability ............................................  $  (201,629)  $   (231,880)
                                                                            ===========   ============

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2004, 2003 and 2002


NOTE 10 - EMPLOYEE BENEFIT PLANS


The Company has trusteed "Qualified Profit-Sharing Plans" that were amended and restated effective June 1, 1996 to add a 401(k) salary reduction provision. Under this provision, employees can contribute up to fifteen percent of their compensation to the plan on a pretax basis subject to regulatory limits; and the Company, at its discretion, can match up to 4 percent of the participants' compensation. The annual contributions to the plans are determined by the Board of Directors. Total plan expenses for the years ended May 31, 2004, 2003 and 2002 were $94,683, $231,332, and $177,405, respectively.

The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual contributions to the plan are amounts determined by the Board of Directors of the Company. Annual contributions are made in cash or common stock of the Company. The Employee Stock Ownership Plan expenses for the years ended May 31, 2004, 2003 and 2002 were $-0-. Each participant's account is credited with an allocation of shares acquired with the Company's annual contributions, dividends received on ESOP shares and forfeitures of terminated participants' nonvested accounts.

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

                                                                                2004          2003
                                                                             -----------   -----------
Accrued Salary Continuation Plan - beginning of year .............           $ 1,959,586   $ 2,014,391

Benefits Accrued .................................................                30,576        27,000

Benefits Paid ....................................................               (88,595)      (81,805)
                                                                             -----------  ------------
Accrued Salary Continuation Plan - end of year ...................           $ 1,901,567   $ 1,959,586
                                                                             ===========  ============


NOTE 11 - LONG - TERM INCENTIVE PLANS


The Company has a long-term incentive plan currently in effect under which future stock option grants may be issued. This Plan (the 1996 Plan) is administered by the Stock Option Committee of the Board of Directors, which has sole discretion, subject to the terms of the Plan, to determine those employees, including executive officers, eligible to receive awards and the amount and type of such awards. The Stock Option Committee also has the authority to interpret the Plan, formulate the terms and conditions of award agreements and make all other determinations required in the administration thereof. All options outstanding at the end of the 2004, 2003, and 2002 are exercisable.

The 1996 Plan provides for the granting of Incentive Stock Options as defined under the Internal Revenue Code. Under the Plan, grants may be made to selected officers and employees, of incentive stock option with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company's stock at the date of grant.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2004, 2003 and 2002


NOTE 11 - LONG-TERM INCENTIVE PLANS - CONTINUED


Five hundred thousand shares of the Company's stock have been reserved for issuance under this Plan. The following is a summary of transactions:


Shares Under Option                                        2004                     2003                        2002
                                                   --------------------     -----------------------     --------------------
                                                               Weighted                    Weighted                Weighted
                                                               Average                     Average                  Average
                                                               Exercise                    Exercise                Exercise
                                                    Shares       Price       Shares         Price        Shares      Price
                                                   -------     --------     -------       ---------     --------   ---------
Outstanding - beginning of year ...........        369,000     $   3.78     369,000       $    3.78       40,000   $    3.50
   Granted ................................             --          --           --           --         330,000        3.81
   Exercised ..............................             --          --           --           --          (1,000)       3.81
   Forfeited ..............................             --          --           --           --              --          --
   Cancelled ..............................             --          --           --           --              --          --
                                                   -------     --------     -------       ---------     --------   ---------
Outstanding - end of year .................        369,000     $   3.78     369,000       $    3.78      369,000   $    3.78
                                                   =======     ========     =======       =========     ========   =========



Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employees stock options under the fair value method. The per share weighted average fair value of the stock options granted during fiscal 2002 was $.25. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate 5.05 percent; dividend yield 6.56 percent; expected option life of 5 years; and expected volatility of 15 percent. No options were granted during 2004 or 2003.

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2004, 2003 and 2002


NOTE 12 - NET INCOME PER SHARE


Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock, as prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share". Options to purchase 369,000 shares of common stock at May 31, 2004 and 2003 were not included in the computation of diluted earnings per share because the options' exercise price were greater than the average market price of the common shares and, therefore, the effect would be antidulitive. The following reconciles the information used to compute basic and diluted earnings per share:

                                                                                       Average Common Stock Shares
                                                                            -----------------------------------------------
                                                                                2004              2003              2002
   Basic weighted average shares outstanding ..............................  11,879,891        11,883,305        11,898,097
   Effect of options ......................................................          --                --             2,796
                                                                             ----------        ----------        ----------
   Diluted shares                                                            11,879,891        11,883,305        11,900,893
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

The fair value of notes receivable is estimated by using a discount rate that approximates the current rate for comparable notes. At May 31, 2004 and 2003 the aggregate fair value was approximately $2,437,778 and $2,507,357 compared to a carrying amount of $1,865,746 and $1,908,000, respectively.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2004, 2003 and 2002


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


NOTE 14 - COMMITMENTS AND CONTINGENCIES

Rental expense was $493,028 in 2004,  $498,031 in 2003, and $547,742 in 2002. At
May 31, 2004, the Company was obligated under certain operating leases for buildings, office space and equipment.

In May of 2004, the Company terminated a lease for equipment from a company which is principally owned by a major shareholder of Golden Enterprises, Inc. The lease was terminated through a purchase of the equipment for $160,000.

The Company leases its airplane to a major shareholder of the Company for approximately $20,000 per month. The lease provides for his personal use of the airplane for up to 100 flight hours per year and is for a term of one year with automatic renewal at the option of either party.

The Company had letters of credit in the amount of $1,758,987 outstanding at May 31, 2004 to support the Company's commercial self-insurance program. The Company pays a commitment fee of 0.375% to maintain the letters of credit.

The Company entered into a five-year term product purchase commitment during the year ending May 31, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the unit purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable, based on current market. Subsequently, in September 2002, the product purchase agreement was amended to fix the purchase unit price and establish specific annual quantities. As of May 31, 2004 the Company's outstanding purchase commitments were as follows:


                 Years ending
                 May 31,                        Amount
                 -------------                ---------
                 2005 ...................... $1,491,000
                 2006 ......................    605,000


The Company has entered into various other short term purchase commitments with suppliers for raw materials in the normal course of business.

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          May 31, 2004, 2003 and 2002


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


NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations of the years ended May 31, 2004 and 2003.

                                                       RESTATED         RESTATED         RESTATED
                                                                                         Per Share
                                                                       Net (Loss)        Net (Loss)
                                                       Net Sales         Income          Income
                                                      -----------      ----------         --------
Quarter
--------
2004
-----
    First ......................................      $24,580,778       $ 431,692         $   0.04
    Second .....................................       23,296,981        (196,021)           (0.02)
    Third ......................................       24,102,358        (606,028)           (0.05)
    Fourth .....................................       25,603,376         324,511             0.03
                                                      -----------       ---------         --------
         For the year ..........................      $97,583,493       $ (45,846)        $     --
                                                      ===========       =========         ========
2003
-----
    First ......................................      $24,840,321       $ 222,230         $   0.01
    Second .....................................       23,491,688        (385,437)           (0.03)
    Third ......................................       24,021,750        (483,635)           (0.04)
    Fourth .....................................       24,250,702        (280,923)           (0.02)
                                                      -----------       ---------         --------
         For the year ..........................      $96,604,461       $(927,765)        $  (0.08)
                                                      ===========       =========         ========

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           May 31, 2004, 2003 and 2002


NOTE 17 - SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

The following tabulation gives certain supplementary statement of income information for continuing operations for the years ended May 31, 2004, 2003 and 2002:


                                                      2004           2003          2002
                                                    ----------    ----------   ----------
Maintenance and repairs ...............             $5,914,221    $5,625,851   $5,290,498
Depreciation ..........................              2,346,880     2,490,329    2,593,621
Payroll taxes .........................              2,241,443     2,337,330    2,473,871
Advertising costs .....................              4,452,926     5,031,409    4,371,719

Amounts for other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.


NOTE 18 - SUBSEQUENT EVENT

The Company signed a line of credit note with a financial institution with a limit of $2,262,500 on July 6, 2004. The interest rate will be a monthly variable rate based on the LIBOR rate plus 1.75%. The purpose of the line of credit is to pay off the current line of credit and to purchase new vehicles. The line of credit note expires on November 30, 2004, at which time the Company plans to convert the line of credit into a note with a fixed monthly payment and maturity date which will be collateralized by the above equipment purchased.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                       SUPPLEMENTAL FINANCIAL INFORMATION

                    Selected quarterly financial data for the
              fiscal years ended May 31, 2004 and 2003 (unaudited)

              (Dollar amounts in thousands, except per share data)


For a  description  of the  restatement  items,  which also affect the unaudited
quarterly  date,  see  Note  2,  Restatement  of  Previously   Issued  Financial
Statements, to these restated consolidated financial statements.


                                                       Restated
                                        ----------------------------------------
                                           First         Second         Third          Fourth
2004                                      Quarter        Quarter       Quarter        Quarter
                                        -----------   -----------   ------------     ----------
Total revenues                          $    24,581   $    23,297   $     24,102     $   25,603
                                        ===========   ===========   ============     ==========
Income before income taxes              $       685   $      (324)  $       (976)    $      652
                                        ===========   ===========   ============     ==========
Net income                              $       432   $      (196)  $       (606)    $      325
                                        ===========   ===========   ============     ==========
Net income per share                    $       .04   $     (0.02)  $      (0.05)    $      .03
                                        ===========   ===========   ============     ==========
Cash dividends per share                $     .0313   $     .0313   $      .0313     $    .0313
                                        ===========   ===========   ============     ==========

                                                  As Originally Reported
                                        --------------------------------------
                                           First         Second       Third
2004                                      Quarter        Quarter     Quarter

Total revenues                          $    24,581    $   23,297   $  24,102
                                        ===========    ==========   =========
Income before income taxes              $       413    $     (518)  $    (887)
                                        ===========    ==========   =========
Net income                              $       259    $     (319)  $    (550)
                                        ===========    ==========   =========
Net income per share                    $       .02    $    (0.03)  $   (0.05)
                                        ===========    ==========   =========
Cash dividends per share                $     .0313    $    .0313   $   .0313
                                        ===========    ==========   =========

Effect of restatement adjustments on previously issued 2004 Quarterly Financial Statements


                                                                       Quarter Ended
                                                           -------------------------------------
                                                           August 31     Nov 30           Feb 29
2004                                                         2003         2003             2004
                                                           ---------    ---------     ----------
Net Income (loss) as originally reported                   $     259    $    (319)    $    (550)
  Adjustments (pre-tax):
  Accrued vacation liability                                    --             (1)           (1)
                                                           ---------    ---------     ----------
  Self insurance liability                                       273          195           (88)
Total adjustments (pre-tax)                                      273          194           (89)
Total taxes                                                      100           71           (33)
                                                           ---------    ---------     ----------
Total net adjustments                                            173          123           (56)
                                                           ---------    ---------     ----------
Net income as restated                                     $     432    $    (196)    $    (606)
                                                           =========    =========     ==========
Per share of Common Stock:
Net income (loss)-Basic as originally reported             $    0.02    $   (0.03)    $   (0.05)
Effect of net adjustments                                       0.02         0.01            --
                                                           ---------    ---------     ----------
Net income-Basic as restated                               $    0.04    $   (0.02)    $   (0.05)
                                                           =========    =========     =========
Net income-Dilluted as originally reported                 $    0.02    $   (0.03)    $   (0.05)
Efect of net adjustments                                        0.02         0.01            --
                                                           ---------    ---------     ----------
Net income-Dilluted as restated                            $    0.04    $   (0.02)    $   (0.05)
                                                           =========    =========     =========



2003                                                        Restated
                                        --------------------------------------------------
                                           First         Second       Third        Fourth
                                          Quarter        Quarter     Quarter       Quarter
                                        -----------   -----------  ----------   ----------
Total revenues                          $    24,840    $23,492     $ 24,022     $   24,251
                                        ===========   ========     ========     ==========
Income before income taxes              $       346    $  (624)    $   (779)    $     (230
                                        ===========   ========     ========     ==========
Net income                              $       222    $  (385)    $   (484)    $     (281
                                        ===========   ========     ========     ==========
Net income per share                    $       .02    $ (0.03)    $  (0.04)    $    (0.02
                                        ===========   ========     ========     ==========
Cash dividends per share                $    0.0625    $ .0625     $  .0313     $    .0313
                                        ===========   ========     ========     ==========


2003                                                  As Originally Reported
                                        --------------------------------------------------
                                           First         Second       Third         Fourth
                                          Quarter        Quarter     Quarter       Quarter

Total revenues                          $    24,803    $23,425     $ 23,955     $   24,184
                                        ===========   ========     ========     ==========
Income before income taxes              $       (58)   $  (618)    $  (701)     $     (865)
                                        ===========   ========     ========     ==========
Net income                              $       (34)   $  (382)    $  (434)     $     (562)
                                        ===========   ========     ========     ==========
Net income per share                    $      0.00    $ (0.03)    $ (0.04)     $    (0.05)
                                        ===========   ========     ========     ==========
Cash dividends per share                $    0.0625    $ .0625     $ .0313      $    .0313
                                        ===========   ========     ========     ==========

Effect of restatement adjustments on previously issued 2004 Quarterly Financial Statements


2003                                                                              Quarter Ended
                                                            --------------------------------------------------------
                                                            August 31          Nov 30        Feb 29         31-May
                                                               2002             2002          2003           2003
                                                            ---------        ---------       ------        ---------
Net (loss) income as originally reported                      $   (34)        $   (382)      $ (434)         $ (562)
  Adjustments (pre-tax):
  Accrued vacation liability                                       11               11           11              15
  Self insurance liability                                        356              (84)        (156)            553
  Other                                                            37               68           67              67
                                                            ---------         --------       ------          ------
Total adjustments (pre-tax)                                       404               (5)         (78)            635
Total taxes                                                       148               (2)         (28)            354
                                                            ---------         --------       ------          ------
Total net adjustments                                             256               (3)         (50)            281
                                                            ---------         --------       ------          ------
Net income as restated                                        $   222         $   (385)      $ (484)         $ (281)
                                                            =========         ========       ======          ======
Per share of Common Stock:
Net income (loss)-Basic as originally reported                $    --         $  (0.03)      $(0.04)         $(0.05)
Effect of net adjustments                                        0.02               --           --            0.03
                                                            ---------         --------       ------          ------
Net income-Basic as restated                                  $  0.02         $  (0.03)      $(0.04)         $(0.02)
                                                            =========         ========       ======          ======

Net income-Dilluted as originally reported                    $    --         $  (0.03)      $(0.04)         $(0.05)
Efect of net adjustments                                         0.02               --           --            0.03
                                                            ---------         --------       ------          ------
Net income-Dilluted as restated                               $  0.02         $  (0.03)      $(0.04)         $(0.02)
                                                            =========         ========       ======          ======

ITEM 9. -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9 A. - CONTROLS AND PROCEDURES

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal year ended May 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the fiscal year ended May 31, 2004, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods.

         During the performance of the audit for the fiscal year ended May 31, 2004, the Company's independent auditors, Dudley, Hopton-Jones, Sims & Freeman, PLLP (the "Auditor"), identified and communicated to the Company material weaknesses relating to the Company's accounting for its vacation pay (which was not in conformity with generally accepted accounting principles ("GAAP")) and self insured obligations. The Company was not accruing for earned vacation pay and its liabilities were understated for certain incurred as well as incurred but not reported self-insured casualty claims and health costs. Based upon the forgoing, the Company has restated its audited financial statements for fiscal year 2003 and for the first three quarters of fiscal year 2004 to properly account for accruals for its vacation pay and self-insured health and casualty obligations. The Company believed, during the years being restated, that it was correctly following proper accounting practices. For a full discussion of the restatements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 9 B. - OTHER INFORMATION

Not Applicable.
                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     With the exception of information set forth under the caption "Executive Officers of the Registrant and Its Subsidiary" which appears in Part I of this Form 10-K on Page 5, the information required by this item is incorporated by reference to the sections entitled "Election of Directors," "Additional Information Concerning the Board of Directors," "Executive Compensation and Other Information" and "Code of Conduct and Ethics" of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held September 23, 2004.

ITEM 11. - EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the sections entitled "Executive Compensation and Other Information" of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held September 23, 2004. See Item 5 of this Annual Report on Form 10-K for information concerning the Company's equity compensation plans.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance," of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held September 23, 2004.


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the section entitled "Certain Transactions" of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held September 23, 2004.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference to the section entitled "Independent Accountants" of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held September 23, 2004.


     Prior to September 28, 2004, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                                     PART IV
              ITEM 15.- EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) 1.  and  2.  LIST  OF  FINANCIAL  STATEMENTS  AND  FINANCIAL  STATEMENT
SCHEDULES

     The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

     Consolidated Balance Sheets - May 31, 2004 and 2003

     Consolidated Statements of Operations- Years ended May 31, 2004, 2003, and 2002

     Consolidated Statements of Changes in Stockholders' Equity- Years ended May 31, 2004, 2003 and 2002

     Consolidated Statements of Cash Flows- Years ended May 31, 2004, 2003 and 2002

     Notes to Consolidated Financial Statements

     The following  consolidated  financial  statements  schedule is included in
Item 16 (d):

     Schedule II- Valuation and Qualifying Accounts

     All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

Section 3. Exhibits.

(3) Articles of Incorporation and By-Laws of Golden Enterprises, Inc.

     3.1 Certificate of Incorporation of Golden Enterprises, Inc. (originally known as "Golden Flake, Inc.") dated December 11, 1967.

     3.2 Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated December 22, 1976.

     3.3 Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 2, 1978 (incorporated by reference to
          Exhibit 3 to Golden Enterprises, Inc. May 31, 1979 Form 10-K filed with the Commission).

     3.4 Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 4, 1979 (incorporated by reference to
          Exhibit 3 to Golden Enterprises, Inc. May 31, 1980 Form 10-K filed with the Commission).

     3.5 Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 24, 1982 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 1983 Form 10-K filed with the Commission).

     3.6 Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 22, 1983 (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1983 filed with the Commission).

     3.7 Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 3, 1985 (incorporated by reference to
          Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1985 filed with the Commission).

     3.8 Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 23, 1987 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 1988 Form 10-K filed with the Commission).

     3.9  By-Laws of Golden Enterprises, Inc. (incorporated by reference to
          Exhibit 3.4 to Golden Enterprises, Inc. May 31, 1988 Form 10-K filed with the Commission).

(10) Material Contracts.

     10.1 A Form of Indemnity Agreement executed by and between Golden Enterprises, Inc. and Each of Its Directors (incorporated by reference as Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1987 filed with the Commission).

     10.2 Amended and Restated Salary Continuation Plans for John S. Stein (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. May 31, 1990 Form 10-K filed with the Commission).

     10.3 Indemnity Agreement executed by and between the Company and J. Wallace Nall, Jr. (incorporated by reference as Exhibit 19.4 to Golden Enterprises, Inc. May 31, 1991 Form 10-K filed with the Commission).

     10.4 Salary Continuation Plans - Retirement, Disability and Death Benefits for F. Wayne Pate (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).

     10.5 Indemnity Agreement executed by and between the Registrant and F. Wayne Pate (incorporated by reference as Exhibit 19.3 to Golden Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).

     10.6 Golden Enterprises, Inc. 1996 Long-Term Incentive Plan (incorporated by reference as Exhibit 10.1 to Golden Enterprises, Inc. May 31, 1997 Form 10-K filed with the Commission).

     10.7 Lease of Aircraft executed by and between Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc., and Sloan Y. Bashinsky, Sr. (incorporated by reference as Exhibit 10.1 to Golden Enterprises, Inc. May 31, 1999 Form 10-K filed with the Commission).

     10.8 Equipment Purchase and Sale Agreement dated October 2000 whereby Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc., sold the Nashville, Tennessee Plant Equipment (incorporated by reference as Exhibit 10.1 to Golden Enterprises, Inc. May 31, 2001 Form 10-K filed with the Commission).

     10.9 Real Property Contract of Sale dated October 2000 whereby Golden Flake Snack Foods, Inc. sold the Nashville, Tennessee Plant Real Property (incorporated by reference as Exhibit 10.2 to Golden Enterprises, Inc. May 31, 2001 Form 10-K filed with the Commission).

     10.10 Amendment to Salary Continuation Plans, Retirement and Disability for
           F. Wayne Pate dated April 9, 2002 (incorporated by reference to
           Exhibit 10.2 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

     10.11 Amendment to Salary Continuation Plans, Retirement and Disability for John S. Stein dated April 9, 2002 (incorporated by reference to
           Exhibit 10.3 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

                                       50-A

     10.12 Amendment to Salary Continuation Plan, Death Benefits for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.4 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

     10.13 Retirement and Consulting Agreement for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.5 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

     10.14 Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.6 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

     10.15 Trust Under Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.7 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).


(14) Code of Ethics

     14.1 Golden Enterprises, Inc.'s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004.


(21) Subsidiaries of the Registrant


(31) Certifications

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits. See (a) 3. above.

(c) Financial Statement Schedules. The response to this portion of Item 15, is submitted under Item 15(a) 1. and 2. above.

                                      50-B

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

GOLDEN ENTERPRISES, INC.

BY /s/   PATTY TOWNSEND                                        AUGUST 26, 2004
-----------------------------------------------------------    ---------------
         PATTY TOWNSEND                                              DATE
         VICE PRESIDENT, SECRETARY AND
         PRINCIPAL FINANCIAL OFFICER


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


         SIGNATURE                                         TITLE                          DATE
------------------------------------           --------------------------------   -------------------
/S/ JOHN S. STEIN                              Chairman of Board                  August 26, 2004
------------------------------------
    JOHN  S. STEIN


/S/ MARK W. MCCUTCHEON                         Chief Executive                    August 26, 2004
------------------------------------           Officer, President and Director
    MARK W. MCCUTCHEON


/S/ PATTY TOWNSEND                             Vice President, Secretary and      August 26, 2004
------------------------------------           Principal Financial Officer
    PATTY TOWNSEND


/S/ F. WAYNE PATE                              Director                           August 26, 2004
------------------------------------
    F. WAYNE PATE


/S/ EDWARD R. PASCOE                           Director                           August 26, 2004
------------------------------------
    EDWARD R. PASCOE


/S/ JOHN P. MCKLEROY, JR.                      Director                           August 26, 2004
------------------------------------
    JOHN P. MCKLEROY, JR.


/S/ JAMES I. ROTENSTREICH                      Director                           August 26, 2004
------------------------------------
    JAMES I. ROTENSTREICH


                                               Director                           August 26, 2004
------------------------------------
   JOHN S.P. SAMFORD


                                               Director                           August 26, 2004
------------------------------------
    J. WALLACE NALL, JR.


/S/ JOANN F. BASHINSKY                         Director                           August 26, 2004
------------------------------------
    JOANN F. BASHINSKY

                                   SCHEDULE II


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

                     YEARS ENDED MAY 31, 2002, 2003 AND 2004



                                                                     Additions
                                                 Balance at         Charged to                             Balance
                                                  Beginning          Costs and                              at End
Allowance for Doubtful Accounts                    of Year           Expenses           Deductions         of Year
--------------------------------------------    --------------     --------------     ---------------    -------------
Year ended May 31, 2002                           $346,100          $(113,175)           $36,825           $196,100
                                                ==============     ==============     ===============    =============
Year ended May 31, 2003                           $196,100           $224,722            $224,722          $196,100
                                                ==============     ==============     ===============    =============
Year ended May 31, 2004                           $196,100           $131,771            $142,871          $185,000
                                                ==============     ==============     ===============    =============



                                   INDEX TO EXHIBITS
                                                                                           PAGE
3.1     Certificate of Incorporation  of Golden  Enterprises,  Inc.  (originally
        known as "Golden Flake, Inc.") dated December 11, 1967.                             56

3.2     Certificate  of  Amendment of  Certificate  of  Incorporation  of Golden
        Enterprises, Inc.  dated December 22, 1976.                                         67

3.3     Certificate  of  Amendment of  Certificate  of  Incorporation  of Golden
        Enterprises,  Inc. dated October 2, 1978  (incorporated  by reference to
        Exhibit 3 to Golden Enterprises, Inc. May 31, 1979 Form 10-K filed with the Commission).

3.4     Certificate  of  Amendment of  Certificate  of  Incorporation  of Golden
        Enterprises,  Inc. dated October 4, 1979  (incorporated  by reference to
        Exhibit 3 to Golden Enterprises, Inc. May 31, 1980 Form 10-K filed with the Commission).

3.5     Certificate  of  Amendment of  Certificate  of  Incorporation  of Golden
        Enterprises, Inc. dated September 24, 1982 (incorporated by reference to
        Exhibit 3.1 to Golden Enterprises, Inc. May 31, 1983 Form 10-K filed with the Commission).

3.6     Certificate  of  Amendment of  Certificate  of  Incorporation  of Golden
        Enterprises, Inc. dated September 22, 1983 (incorporated by reference to
        Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1983 filed with the Commission).

3.7     Certificate  of  Amendment of  Certificate  of  Incorporation  of Golden
        Enterprises,  Inc. dated October 3, 1985  (incorporated  by reference to
        Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1985 filed with the Commission).

3.8     Certificate  of  Amendment of  Certificate  of  Incorporation  of Golden
        Enterprises, Inc. dated September 23, 1987 (incorporated by reference to
        Exhibit 3.1 to Golden Enterprises, Inc. May 31, 1988 Form 10-K filed with the Commission).

3.9     By-Laws  of Golden  Enterprises,  Inc.  (incorporated  by  reference  to
        Exhibit 3.4 to Golden Enterprises, Inc. May 31, 1988 Form 10-K filed with the Commission).

10.1    A  Form  of  Indemnity   Agreement   executed  by  and  between   Golden
        Enterprises,  Inc. and Each of Its Directors  (incorporated by reference as Exhibit  19.1 to Golden  Enterprises,  Inc.  Form 10-Q Report for the
        quarter ended November 30, 1987 filed with the Commission).

10.2    Amended  and  Restated  Salary  Continuation  Plans  for  John S.  Stein
        (incorporated by reference to Exhibit 19.1 to Golden  Enterprises,  Inc.
        May 31, 1990 Form 10-K filed with the Commission).

10.3    Indemnity  Agreement  executed by and between the Company and J. Wallace
        Nall,  Jr.   (incorporated  by  reference  as  Exhibit  19.4  to  Golden
        Enterprises, Inc. May 31, 1991 Form 10-K filed with the Commission).

10.4 Salary Continuation Plans - Retirement, Disability and Death Benefits for F. Wayne Pate (incorporated by reference to Exhibit 19.1 to Golden
        Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).

                                                                                           PAGE
                                                                                           ----
10.5    Indemnity  Agreement executed by and between the Registrant and F. Wayne
        Pate  (incorporated by reference as Exhibit 19.3 to Golden  Enterprises,
        Inc. May 31, 1992 Form 10-K filed with the Commission).

10.6 Golden Enterprises, Inc. 1996 Long-Term Incentive Plan (incorporated by reference as Exhibit 10.1 to Golden Enterprises, Inc. May 31, 1997 Form
        10-K filed with the Commission).

10.7    Lease of  Aircraft  executed by and between  Golden  Flake Snack  Foods,
        Inc., a wholly-owned  subsidiary of Golden Enterprises,  Inc., and Sloan
        Y. Bashinsky,  Sr.  (incorporated by reference as Exhibit 10.1 to Golden
        Enterprises, Inc. May 31, 1999 Form 10-K filed with the Commission).

10.8    Equipment  Purchase and Sale Agreement dated October 2000 whereby Golden
        Flake  Snack  Foods,   Inc.,  a   wholly-owned   subsidiary   of  Golden
        Enterprises,   Inc.,  sold  the  Nashville,  Tennessee  Plant  Equipment
        (incorporated by reference as Exhibit 10.1 to Golden  Enterprises,  Inc.
        May 31, 2001 Form 10-K filed with the Commission).

10.9    Real Property  Contract of Sale dated October 2000 whereby  Golden Flake
        Snack Foods,  Inc.  sold the  Nashville,  Tennessee  Plant Real Property
        (incorporated by reference as Exhibit 10.2 to Golden  Enterprises,  Inc.
        May 31, 2001 Form 10-K filed with the Commission).

10.10   Amendment to Salary Continuation Plans, Retirement and Disability for F.
        Wayne Pate dated April 9, 2002  (incorporated  by  reference  to Exhibit
        10.2 to Golden  Enterprises,  Inc. May 31, 2002 Form 10-K filed with the
        Commission).

10.11   Amendment to Salary  Continuation  Plans,  Retirement and Disability for
        John S. Stein dated April 9, 2002  (incorporated by reference to Exhibit
        10.3 to Golden  Enterprises,  Inc. May 31, 2002 Form 10-K filed with the
        Commission).

10.12 Amendment to Salary Continuation Plan, Death Benefits for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.4 to Golden
        Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.13   Retirement  and  Consulting  Agreement  for John S. Stein dated April 9,
        2002  (incorporated by reference to Exhibit 10.5 to Golden  Enterprises,
        Inc. May 31, 2002 Form 10-K filed with the Commission).

10.14   Salary  Continuation  Plan for Mark W.  McCutcheon  dated  May 15,  2002
        (incorporated by reference to Exhibit 10.6 to Golden  Enterprises,  Inc.
        May 31, 2002 Form 10-K filed with the Commission).

10.15   Trust Under Salary  Continuation  Plan for Mark W. McCutcheon  dated May
        15,  2002   (incorporated   by  reference  to  Exhibit  10.7  to  Golden
        Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

14.1    Golden  Enterprises,  Inc.'s Code of Conduct  and Ethics  adopted by the
        Board of Directors on April 8, 2004.                                                70

21      Subsidiaries of the Registrant                                                      74


                                                                                           PAGE
                                                                                           ----
31.1    Certification of Chief Executive  Officer pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002.                                                         76

31.2    Certification of Chief Financial  Officer pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002.                                                         77

32.1    Certification of Chief Executive  Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002.                                                         78

32.2    Certification of Chief Financial  Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002.                                                         79