Form 10-Q
period 2004-08-31
GOLDEN ENTERPRISES INC
filed 2004-10-08
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004
                               ---------------
                                                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------      ---------------------

Commission file number                              0-4339
                               ----------------------------------------------

                            GOLDEN ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                       63-0250005
--------------------------------                -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


One Golden Flake Drive
        Birmingham, Alabama                                 35205
--------------------------------                --------------------------------


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
Yes   X    No
     ---      ---

     Indicate  by check mark  whether  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes     No X
                                      ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2004.

                                                         Outstanding At
            Class                                        September 30, 2004
            -----                                        ------------------
Common Stock, Par Value $0.66 2/3                           11,852,830

                            GOLDEN ENTERPRISES, INC.

                                      INDEX



Part I.  FINANCIAL INFORMATION                                        Page No.


Item 1   Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets
           August 31, 2004 (unaudited) and May 31, 2004                   3

         Condensed Consolidated Statements of Income (unaudited)
           Three Months Ended August 31, 2004 and 2003                    4


         Condensed Consolidated Statements of Cash
           Flows (unaudited) - Three Months Ended August 31, 2004
           and 2003                                                       5


         Notes to Condensed Consolidated Financial
           Statements (unaudited)                                         6

         Independent Accountant's Report                                 11

Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12

Item 3   Quantitative and Qualitative
            Disclosure About Market Risk                                 16

Item 4   Controls and Procedures                                         16

Part II. OTHER INFORMATION


Item 6   Exhibits                                                        17

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  August 31,        May 31,
                                                                     2004            2004
                                                                 ------------    ------------
                                                                  (Unaudited)      (Audited)
                          ASSETS

Cash and cash equivalents                                        $  1,235,373    $    565,195
Receivables, net                                                    7,419,631       7,492,151
Note receivable, current                                               46,682          45,760
Inventories:

     Raw material and supplies                                      1,378,552       1,198,534
     Finished goods                                                 2,663,386       2,504,515
                                                                 ------------    ------------
                                                                    4,041,938       3,703,049
                                                                 ------------    ------------
  Prepaid expense                                                   2,296,595       2,292,943

  Deferred income taxes                                               618,803         618,803
                                                                 ------------    ------------
Total current assets                                               15,659,022      14,717,901
                                                                 ------------    ------------
Property, plant and equipment, net                                 14,104,892      13,846,342
Long-term note receivable                                           1,807,965       1,819,986
Other assets                                                        3,258,814       3,238,327
                                                                 ------------    ------------
                                                                 $ 34,830,693    $ 33,622,556
                                                                 ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
Checks outstanding in excess of bank balances                    $  1,413,468    $  1,293,534
Accounts payable                                                    2,749,184       1,816,879
Other accrued expenses                                              4,240,745       4,334,798
Salary continuation plan                                               97,880          95,948
Note payable- bank, current                                         1,506,662         477,980
                                                                 ------------    ------------

Total current liabilities                                          10,007,939       8,019,139
                                                                 ------------    ------------
     Long-Term Liabilities:
Note payable-bank, non-current                                              0         521,582
Salary continuation plan                                            1,788,957       1,805,619
                                                                 ------------    ------------

Total long-term liabilities                                         1,788,957       2,327,201
                                                                 ------------    ------------

Deferred income taxes                                                 760,241         820,432
                                                                 ------------    ------------
     Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares                                            9,219,195       9,219,195
Additional paid-in capital                                          6,497,954       6,497,954
Retained earnings                                                  17,181,009      17,363,237
                                                                 ------------    ------------
                                                                   32,898,158      33,080,386

Less:  Cost of common shares in treasury (1,975,963 at
          August 31, 2004 and May 31, 2004)                       (10,624,602)    (10,624,602)
                                                                 ------------    ------------
Total stockholders' equity                                         22,273,556      22,455,784
                                                                 ------------    ------------
     Total                                                       $ 34,830,693    $ 33,622,556
                                                                 ============    ============

See Accompanying Notes to Condensed Consolidated Financial Statements

                      GOLDEN ENTERPRISES, INC & SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                August 31,
                                                                         Restated
                                                       ------------    ------------
                                                           2004            2003
                                                       ------------    ------------
 Net sales                                             $ 24,766,426    $ 24,580,778
 Cost of sales                                           13,022,389      13,186,328
                                                       ------------    ------------
 Gross margin                                            11,744,037      11,394,450

Selling, general and administrative expenses             11,549,736      10,762,608
                                                       ------------    ------------
  Operating income                                          194,301         631,842
                                                       ------------    ------------
Other income (expenses):
  Investment income                                          37,519          39,909
  Gain on sale of assets                                     12,952          47,431
  Other income                                               98,669          19,784
  Interest expense                                          (44,916)        (53,629)
                                                       ------------    ------------
    Total other income (expenses)                           104,224          53,495

    Income before income taxes                              298,525         685,337
Income tax expense                                          110,350         253,645
                                                       ------------    ------------
Net income                                             $    188,175    $    431,692
                                                       ============    ============
PER SHARE OF COMMON STOCK:
  Net income                                           $       0.02    $       0.04
                                                       ============    ============

Weighted average number of common shares outstanding     11,852,830      11,883,305
                                                       ============    ============


Cash dividends paid per share of common stock          $     0.0313    $     0.0313
                                                       ============    ============

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                     ITEM 1
                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                                     Restated
                                                       August 31,    August 31,
                                                          2004           2003
                                                      -----------    -----------
Cash flows from operating activities:
  Net income                                          $   188,175        431,692
    Adjustment to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                         547,387        594,933
    Deferred income taxes                                 (60,191)        41,535
    Gain on sale of property and equipment                (12,952)       (47,431)
Changes in operating assets and liabilities:
(Increase) decrease in receivable- net                     72,520         (3,222)
(Increase) in inventories                                (338,889)       (63,011)
(Increase) decrease in pre-paid expenses                   (3,652)       247,276
(Increase) in other assets- long term                     (20,487)             0
Increase in accounts payable                              932,305      1,205,284
(Decrease) in accrued expenses                            (94,053)       (94,540)
(Decrease in salary continuation                          (14,730)       (13,847)
                                                      -----------    -----------
Net cash provided by operating activities               1,195,433      2,298,669
                                                      -----------    -----------
Cash flows from investing activities:
Purchase of property, plant and equipment                (825,128)      (119,783)
Proceeds from sale of property, plant and equipment        32,143         66,234
Collection of note receivable                              11,099         10,250
                                                      -----------    -----------
Net cash  (used in) investing activities                 (781,886)       (43,299)
                                                      -----------    -----------
Cash flows from financing activities:
Debt proceeds                                           1,506,662              0
Debt repayments                                          (999,562)      (925,162)
Increase (decrease) in checks outstanding in
  excess of bank balances                                 119,934       (457,414)
Cash dividends paid                                      (370,403)      (371,356)
                                                      -----------    -----------
  Net cash provided by (used in) financing
    activities                                            256,631     (1,753,932)
                                                      -----------    -----------
Net increase in cash and cash equivalents                 670,178        501,438
Cash and cash equivalents at beginning of year            565,195      1,278,333
                                                      -----------    -----------
Cash and cash equivalents at end of quarter           $ 1,235,373    $ 1,779,771
                                                      ===========    ===========
Supplemental information:
  Cash paid during the year for:
   Income taxes                                       $         0    $  (248,830)
   Interest                                                44,916         53,629


See Accompanying Notes to Condensed Consolidated Financial Statements.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Throughout these notes to consolidated financial statements all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Golden Enterprises, Inc. and subsidiary ("the Company") Annual Report on Form 10-K for the year ended May 31, 2004.

2. The Company's quarterly financial information previously reported on Form 10-Q/A for the quarterly period ended August 31, 2003 includes restated consolidated financial statements at August 31, 2003 and for the three months ended August 31, 2003.


The following table presents the impact of the restatement adjustments on net earnings for the three months ended August 2003.

                                       Three Months Ended
                                        August 31, 2003
                                       -------------------
                                              2003
                                       -------------------




Net Income as originally reported           $ 258,945
  Adjustments (pre-tax):
  Accrued vacation liability                     (634)
  Self insurance liability                    273,407
                                            ---------
Total adjustments (pre-tax)                   272,773
Total taxes                                   100,026
                                            ---------
Total net adjustments                         172,747
                                            ---------
Net income as restated                      $ 431,692
                                            =========
Per share of common stock:
Net income-basic as originally reported     $    0.02
Effect of net adjustments                        0.02
                                            ---------
Net income- basic as restated               $    0.04
                                            =========
Net income-diluted as originally reported   $    0.02
Effect of net adjustments                        0.02
                                            ---------
Net income-diluted as restated              $    0.04
                                            =========

The following table sets forth the effects of the restatement adjustments discussed below on the Consolidated Statement of Operations for the 3 months ended August 31, 2003.

                                                                        Quarter Ended August 31, 2003
                                                                           As
                                                                        Originally
                                                                        Reported               As Restated
                                                                     ---------------         ---------------
Net sales                                                            $    24,580,778         $    24,580,778
Cost of goods sold                                                        12,882,936              13,186,328
Selling, general and administrative expenses                              11,338,773              10,762,608
Other income (expenses)                                                       53,495                  53,495
                                                                     ---------------         ---------------
Income before cumulative effect of a
  change in accounting policy and income taxes                               412,564                 685,337

Provision for income taxes                                                   153,619                 253,645
                                                                     ---------------         ---------------

Net income                                                           $       258,945         $       431,692
                                                                     ===============         ===============

Net Income per share- basic                                          $          0.02         $          0.04
Average shares outstanding                                                11,883,305              11,883,305
Net Income per share- diluted                                        $          0.02         $          0.04
Average shares outstanding                                                11,883,305              11,883,305

The following table sets forth the effects of the restatement discussed below on the Consolidated Balance Sheet at August 31, 2003.
                                                                    August 31, 2003
                                                                     As Originally
                                                                        Reported               As Restated
                                                                     ---------------         ---------------
ASSETS
Current assets
Cash and cash equivalents                                            $     1,779,771         $     1,779,771
Receivables, net                                                           7,942,137               7,849,476
Notes receivable, current                                                     43,104                  43,104
Inventories                                                                3,849,148               3,849,148
Prepaid expenses                                                           3,279,208               2,633,845
Deferred income taxes                                                            -0-                 469,692
                                                                     ---------------         ---------------
     Total current assets                                                 16,893,368              16,625,036
                                                                     ---------------         ---------------
Property, Plant and Equipment                                             14,867,620              14,867,620
Notes receivable, long-term                                                1,854,646               1,854,646
Other                                                                      2,777,972               2,777,972
                                                                     ---------------         ---------------
TOTAL ASSETS                                                         $    36,393,606         $    36,125,274
                                                                     ===============         ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Checks outstanding in excess of bank balances                        $       699,694         $       699,694
Accounts payable                                                           2,906,218               2,906,218
Current portion of long-term debt                                            435,457                 435,457
Other accrued expenses                                                     2,403,827               4,194,908
Deferred income taxes                                                        304,698                       0
Salary continuation plan                                                      90,379                  90,379
                                                                     ---------------         ---------------
     Total current liabilities                                             6,840,273               8,326,656

Long-term liabilities:
Note payable- bank, non- current                                           1,062,290               1,062,290
Salary continuation plan                                                   1,855,360               1,855,360
Deferred income taxes                                                        743,107                 743,107
                                                                     ---------------         ---------------
TOTAL LIABILITIES                                                         10,501,030              11,987,413
STOCKHOLDERS' EQUITY
Common stock - $.66 2/3 par value:
Authorized 35,000,000 shares:
issued 13,828,793 shares                                                   9,219,195               9,219,195
Additional paid-in capital                                                 6,497,954               6,497,954
Retained earnings                                                         20,708,604              18,953,889
Treasury shares - at cost (1,945,488)                                   (10,533,177)            (10,533,177)
                                                                     ---------------         ---------------
TOTAL STOCKHOLDERS' EQUITY                                                25,892,576              24,137,861
                                                                     ---------------         ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    36,393,606         $    36,125,274
                                                                     ===============         ===============

The following table presents the impact of the restatement adjustments on stockholders' equity as of June 1, 2000.



Stockholders' Equity - June 1, 2000, as previously reported   $ 24,686,435

Self-insurance liability                                        (1,336,817)
Compensated absences                                            (1,643,177)
Tax effect of restatement adjustments                            1,092,764
                                                              -------------
Decrease in stockholders equity                                 (1,887,230)
                                                              -------------
Stockholders' equity - June 1, 2000, as restated              $ 22,799,205
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

3. The results of operations for the three months ended August 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

7. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the three months ended August 31, 2004 and 2003:

                                                                               August 31, 2004      August 31, 2003
                                                                               ---------------      ---------------
     Weighted average number of common shares used in computing basic
          earnings per share                                                        11,852,830        11,883,305
     Effect of dilutive stock options                                                        0                 0
                                                                               ---------------        ----------
     Weighted  average number of common shares and dilutive  potential common
     stock used in computing dilutive earnings per share                            11,852,830        11,883,305
                                                                               ===============        ==========
     Stock options  excluded from the above  reconciliation  because they are          369,000           369,000
     anti- dilutive                                                            ===============        ==========


8. The Company applies APB Opinion No. 25 in accounting for all of its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

                                                                      For the Three Months Ended
                                                                  August 31, 2004    August 31, 2003
                                                                  ----------------------------------
              Net income as reported                                  $188,175          $431,692
              Earnings per share as reported-basic                         .02              . 04
              Earnings per share as reported-diluted                       .02               .04
              Stock based compensation costs, net of income
              tax, that would have been included in net
              income if the fair value method had been
              applied                                                   (2,614)           (3,073)
                                                                 --------------     -------------
              Pro-forma net income                                    $185,561          $428,619
                                                                 ==============     =============
              Pro-forma earnings per share-basic                        $  .02            $  .04
              Pro-for     Pro-forma earnings per share-diluted          $  .02            $  .04


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

10. The interest rate on the Company's bank debt is reset monthly to reflect the 30 days LIBOR rate. Consequently, the carrying value of the bank debt approximates fair value. During the three months ended August 31, 2004 the Company's bank debt was increased by $.51 million compared to a decrease of $.92 million last year. The interest rate at August 31, 2004 was 3.29% compared to 2.86% at August 31, 2003.

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

                         INDEPENDENT ACCOUNTANT'S REPORT

We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of August 31, 2004 and the related interim consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated July 21, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated previously issued financial statements.


Birmingham, Alabama
October 8, 2004            DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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

    The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 reflects the August 31, 2003 10-Q/A Amendment No. 1 "Restatement."


RESTATEMENT

    The Company restated its consolidated balance sheets as of August 31, 2003 and its consolidated statements of operations and cash flows for the three months ended August 31, 2003. The restatement affects periods prior to 2002. The impact of the restatement on such prior periods was reflected as an adjustment to retained earnings June 1, 2001. The restatement was reported in the Quarterly Report on Form 10-Q/A for its quarterly period ended August 31, 2003.

    The restatement adjustment for the three months ended August 31, 2003 resulted in an increase in net income of approximately $.17 million. Basic and Diluted net income per share was increase $.02 per share for the three month ended August 31, 2003. For a discussion of individual adjustment items, see Note 2 to the Condensed Consolidated Financial Statements.


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

Accounts Receivable

    The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Income. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At August 31, 2004 and May 31, 2004 the Company had accounts receivables in the amount of $7.4 million and $7.5 million, net of an allowance for doubtful accounts of $0.2 million and $0.2 million, respectively.

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


 OTHER MATTERS

    Transactions with related parties, reported in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for fiscal year ended May 31, 2004 are conducted on an arm's-length basis in the ordinary course of business.


LIQUIDITY AND CAPITAL RESOURCES

    Working Capital was $6.7 million at June 1, 2004 and $5.7 million at the end of the first quarter. Net cash provided by operating activities amounted to $1.20 million for the first quarter this year compared to $2.30 million for last year's first quarter.

    Additions to property, plant and equipment, net of disposals, were $0.81 million this year and $0.10 million last year. Cash dividends of $0.37 million were paid during this year's first quarter compared to $0.37 million last year. No cash was used to purchase treasury stock this year and last year, and no cash was used to increase investment securities this year and the Company's current ratio was 1.56 to 1.00 at August 31, 2004.

    The following table summarizes the significant contractual obligations of the Company as of August 31, 2004:


CONTRACTUAL OBLIGATIONS           TOTAL            2005          2006-2007      2008-2009      THEREAFTER
-----------------------       --------------  --------------  --------------  -------------  -------------
Long-Term Debt                        -0-            -0-               -0-            -0-           -0-
Purchase Commitment                2,096,000       1,491,000         605,000          -0-           -0-
Salary Continuation Plan           1,901,567          95,948         216,448        253,870       1,335,301
                              --------------  --------------  --------------  -------------  -------------
Total Contractual Obligations   $  3,997,567  $    1,586,948  $      821,448  $     253,870  $    1,335,301



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

Other Commitments

    The Company had letters of credit in the amount of $1,785,987 outstanding at August 31, 2004 to support the Company's commercial self-insurance program.

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


OPERATING RESULTS


    For the three months ended August 31, 2004, net sales increased 0.8% from the comparable period in fiscal 2004. This year's first quarter cost of sales was 52.6% of net sales compared to 53.6% last year, and selling, general and administrative expenses were 46.6% of net sales this year and 43.8% last year. The increase in selling, general and administrative expenses, was primarily in selling and delivery expenses and employee benefit costs.

    The Company's Gain on sales of assets for the first quarter in the amount of $12,952 was from the sale of used transportation equipment for cash.

    For last year's first quarter the Gain on sale of assets was $47,431 from the sale of used transportation equipment for cash.

    The Company's investment income decreased 6.0% from last year.

    The Company's effective tax rate for the first quarter was 37.0% compared to 37.0% for last year's first quarter.

MARKET RISK


    The principal markets risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, bank loans, and commodity prices, affecting the cost of its raw materials.

    The  Company's  investment   securities  consist  of  short-term  marketable
securities. Presently these are variable rate money market mutual funds. Assuming August 31, 2004 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $8,274 on an annual basis and interest expense by $15,067.

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


                                     ITEM 3

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK

    Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading- Market Risk- beginning on page 15.

                                     ITEM 4

CONTROLS AND PROCEDURES

    The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Security and Exchange Act of 1934 is recorded, processed summarized and reported within the specified time periods. There has not been any change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

    During the performance of the audit for the fiscal year ended May 31, 2004, the Company's independent auditors, Dudley, Hopton-Jones, Sims & Freeman, PLLP (the "Auditor"), identified and communicated to the Company material weaknesses relating to the Company's accounting for its vacation pay (which was not in conformity with generally accepted accounting principles ("GAAP")) and self insured obligations. During the quarterly period ended August 31, 2003, the Company did not accrue for earned vacation pay and its liabilities were understated for certain incurred as well as incurred but not reported self-insured casualty claims and health costs. Based upon the forgoing, the Company restated its audited financial statements for fiscal year 2003 and for the first three quarters of fiscal year 2004 to properly account for accruals for its vacation pay and self-insured health and casualty obligations. The Company believed, during the years being restated, that it was correctly following proper accounting practices.

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





                                                GOLDEN ENTERPRISES, INC.
                                            --------------------------------
                                                      (Registrant)



         Dated: October 8, 2004              /s/ MARK W. MCCUTCHEON
                                            ----------------------------------
                                                 Mark W. McCutcheon
                                                 President and
                                                 Chief Executive Officer



         Dated:  October 8, 2004             /s/ PATTY TOWNSEND
                                           -----------------------------------
                                                 Patty Townsend
                                                 Vice-President and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)