Form 10-Q
period 2004-11-30
GOLDEN ENTERPRISES INC
filed 2005-01-12
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004
                               -----------------

                                       OR


(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                           to
                                ------------------------    --------------------

Commission file number                                   0-4339
                                     -------------------------------------------


                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                  63-0250005
------------------------------------------------     ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification No.)

One Golden Flake Drive
    Birmingham, Alabama                                       35205
------------------------------------------------     ---------------------------



                                 (205) 458-7316
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2004.


                                                             Outstanding at
        Class                                               December 31, 2004
        -----                                               -----------------
Common Stock, Par Value $0.66 2/3                              11,852,830

                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.             FINANCIAL INFORMATION                                                           Page No.

Item 1              Consolidated Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheets                                               3
                    November 30, 2004 (unaudited) and May 31, 2004

                    Condensed Consolidated Statements of Operations (unaudited)
                    Three Months and Six Months ended November  30, 2004 and 2003                       4

                    Condensed Consolidated Statements of Cash
                    Flows (unaudited)- Six Months ended November 30, 2004                               5
                    and 2003

                    Notes to Condensed Consolidated Financial Statements (unaudited)
                                                                                                        6
                    Report of Independent Registered Public Accounting Firm                            12

Item 2              Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                13

Item 3              Quantitative and Qualitative
                    Disclosure About Market Risk                                                       17

Item 4              Submission of Matters to a Vote of Security Holders                                17

Item 5              Controls and Procedures                                                            18

Part II.            OTHER INFORMATION

Item 6              Exhibits and Report on Form 8-K                                                    19


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            November 30,           May  31,
                                                                                2004                 2004
                                                                          -----------------     ---------------
                                                                              (Unaudited)         (Audited)
                          ASSETS



Cash and cash equivalents                                                       $  772,103           $ 565,195
Receivables, net                                                                 7,391,967           7,492,151
Note Receivable, current                                                            47,621              45,760
     Inventories:
Raw material and supplies                                                        1,702,408           1,198,534
Finished goods                                                                   2,632,928           2,504,515
                                                                             -------------        ------------

                                                                                 4,335,336           3,703,049
                                                                             -------------        ------------


  Prepaid expense                                                                2,805,134           2,292,943
  Deferred  income taxes                                                           618,803             618,803
                                                                             -------------        ------------
Total current assets                                                            15,970,964          14,717,901

Property, plant and equipment, net                                              14,463,432          13,846,342
Long-term Note Receivable                                                        1,795,701           1,819,986
Other assets                                                                     3,276,658           3,238,327
                                                                             -------------        ------------
                                                                             $  35,506,755        $ 33,622,556
                                                                             =============        ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
Checks outstanding in excess of bank balances                                  $   964,116        $  1,293,534
Accounts payable                                                                 3,382,339           1,816,879
Other accrued expenses                                                           4,303,590           4,334,798
Salary continuation plan                                                            99,851              95,948
Note payable- bank, current                                                      2,326,064             477,980
                                                                             -------------        ------------

Total current liabilities                                                       11,075,960           8,019,139
                                                                             -------------        ------------

     Long-Term Liabilities:
Note payable-bank, non-current                                                           0             521,582
Salary Continuation Plan                                                         1,771,787           1,805,619
                                                                             -------------        ------------

Total long-term liabilities                                                      1,771,787           2,327,201
                                                                             -------------        ------------

Deferred income taxes                                                              763,068             820,432
                                                                             -------------        ------------

     Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares                                                         9,219,195           9,219,195
Additional paid-in capital                                                       6,497,954           6,497,954
Retained earnings                                                               16,803,393          17,363,237
                                                                             -------------        ------------

                                                                                32,520,542          33,080,386

Less:  Cost of common shares in treasury (1,975,963 at
          November 30, 2004 and May 31, 2004)                                 (10,624,602)        (10,624,602)
                                                                             -------------        ------------

Total stockholders' equity                                                      21,895,940          22,455,784
                                                                             -------------        ------------

     Total                                                                    $ 35,506,755        $ 33,622,556
                                                                             =============        ============

See Accompanying Notes to Condensed Consolidated Financial Statements



ITEM1- GOLDEN ENTERPRISES, INC. AND SUBSIDARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                   Three Months Ended                 Six Months Ended
                                                     NOVEMBER 30,                        NOVEMBER 30,
                                                                       Restated                             Restated
                                                      2004               2003              2004               2003
                                              --------------------------------------------------------------------------

Net Sales                                     $      24,851,760  $      23,296,981  $     49,618,186   $     47,877,759
Cost of sales                                        13,278,674         12,218,622        26,301,063         25,043,986
                                                  --------------    ---------------    --------------     --------------
Gross margin                                         11,573,086         11,078,359        23,317,123         22,833,773

Selling, general and administrative expenses         11,617,267         11,431,717        23,167,003         22,555,289
                                                  --------------    ---------------    --------------     --------------
  Operating (loss) income                               (44,181)          (353,358)          150,120            278,484
                                                  --------------    ---------------    --------------     --------------
Other income (expenses):
  Investment income                                      38,787             39,565            76,306             79,474
  Gain on sale of assets                                 26,216             17,454            39,168             64,885
Other income                                              8,429             21,148           107,098             40,932
Interest expense                                        (48,591)           (48,320)          (93,507)          (101,949)
                                                  --------------    ---------------    --------------     --------------
  Total other income (expenses)                          24,841             29,847           129,065             83,342
                                                  --------------    ---------------    --------------     --------------

  (Loss) income before income taxes                    (19,340)          (323,511)           279,185            361,826
Income tax expense                                     (12,127)          (127,490)            98,223            126,155
                                                  --------------    ---------------    --------------     --------------
Net (loss) income                             $         (7,213)  $       (196,021)  $        180,962  $         235,671
                                                  ==============    ===============    ==============     ==============

PER SHARE OF COMMON STOCK:
  Net (loss) income                           $          (0.00)  $          (0.02)  $           0.02  $            0.02
                                                  ==============    ===============    ==============     ==============

Weighted average number of common stock
shares outstanding                                   11,852,830         11,883,305        11,852,830         11,883,305
                                                  ==============    ===============    ==============     ==============

Cash dividends paid per share of common
Stock                                         $          0.0313  $          0.0313  $         0.0626  $          0.0626
                                                  ==============    ===============    ==============     ==============

See Accompanying Notes to Condensed Consolidated Financial Statements


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            SIX MONTHS ENDED
                                                                                           Restated
                                                                   November 30,          November 30,
                                                                       2004                  2003
                                                                  ---------------------------------------

Cash flows from operating activities:

  Net  income                                                         $   180,962             $  235,671
    Adjustment to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                       1,095,314              1,184,264
    Deferred income taxes                                                 (57,364)                83,193
    Gain on sale of property and equipment                                (39,169)               (64,885)

Changes in operating assets and liabilities:
Decrease in receivable- net                                               100,184                419,802
(Increase) in inventories                                                (632,287)              (627,837)
(Increase) in pre-paid expenses                                          (512,191)              (993,531)

(Increase) Decrease in other assets- long term                            (38,331)                   150
Increase in accounts payable                                            1,565,460                993,224
(Decrease) in accrued expenses                                            (31,208)               (15,285)
(Decrease) in salary continuation                                         (29,929)               (28,127)
                                                                      -----------             ----------


Net cash provided by operating activities                               1,601,441              1,186,639

Cash flows from investing activities:
Purchase of property, plant and equipment                              (1,740,630)              (434,515)
Proceeds from sale of property, plant and equipment                        67,395                132,804

Collection of note receivable                                              22,424                 20,706
                                                                      -----------             ----------

Net cash  (used in)
  Investing activities                                                 (1,650,811)              (281,005)
                                                                      -----------             ----------

Cash flows from financing activities:

Debt Proceeds                                                           7,736,272                      0
Debt repayments                                                         6,409,770             (1,140,251)
(Decrease) Increase  in checks outstanding in
  excess of bank balances                                                (329,418)               126,828

Cash dividends paid                                                      (740,806)              (742,711)
                                                                      -----------             ----------

  Net cash provided by (used in) financing
activities                                                                256,278             (1,756,134)

Net increase (decrease) in cash and cash equivalents                      206,908               (850,500)
Cash and cash equivalents at beginning of year                            565,195              1,278,333
                                                                      -----------             ----------

Cash and cash equivalents at end of quarter                       $       772,103        $       427,833
                                                                      ===========             ==========

Supplemental information:
  Cash paid during the year for:
   Income taxes                                                         $       0            $    71,170
   Interest                                                                93,507                101,949

See Accompanying Notes to Condensed Consolidated Financial Statements

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

2. The Company's quarterly financial information previously reported on Form 10-Q/A for the quarterly period ended November 30, 2003 includes restated consolidated financial statements at November 30, 2003 and for the six months ended November 30, 2003.

The following table presents the impact of the restatement adjustments on net earnings for the three and six months ended November 30, 2003.


                                                            Three Months Ended       Six Months Ended
                                                               November 30,              November 30,
                                                                   2003                      2003
                                                       -----------------------------------------------

     Net (loss) as originally reported                         $  (319,115)                $ (60,170)
       Adjustments (pre-tax):
       Accrued Vacation Liability                                     (634)                   (1,268)
       Self Insurance Liability                                    195,004                   468,410
       Other
                                                                        -0-                      -0-
                                                               -----------                 ---------

     Total adjustments (pre-tax)                                   194,370                   467,142
     Total taxes                                                    71,275                   171,301
     Total net adjustments                                         123,095                   295,841

     Net (loss) income as restated                              $ (196,021)                $ 235,671
                                                               -----------                 ---------

     Per share of Common Stock:
     Net loss - Basic as originally reported                     $   (0.03)                 $  (0.01)
     Effect of net adjustments                                        0.01                      0.03
                                                               -----------                 ---------

     Net (loss) income - Basic as restated                       $   (0.02)                  $  0.02
                                                               ===========                 =========

     Net loss-Diluted as originally reported                     $   (0.03)                 $  (0.01)
     Effect of net adjustments                                        0.01                      0.03

     Net (loss) income-Diluted as restated                       $   (0.02)                  $  0.02
                                                               ===========                 =========

The following table sets forth the effects of the restatement adjustments discussed below on the Consolidated Statement of Operations for the three and six months ended November 30, 2003, respectively.


                                                   Quarter Ended November 30, 2003
                                                   As Originally
                                                     Reported      As Restated
                                                  ---------------------------------
Net Sales                                        $    23,296,981  $     23,296,981
Cost of Goods Sold                                    12,232,132        12,218,622
Selling, General and Administrative Expenses          11,612,577        11,431,717
Other income (expenses)                                   29,847            29,847
                                                    -------------    --------------
(Loss) before cumulative effect of a
change in accounting policy and income taxes            (517,881)         (323,511)

Provision for income taxes                              (198,766)         (127,490)

Net (Loss)                                       $      (319,115)  $      (196,021)
                                                    =============    ==============

Net Loss per share- Basic                        $         (0.03)  $         (0.02)
Average Shares Outstanding                            11,883,305        11,883,305
Net Loss per  share- Diluted                     $         (0.03)  $         (0.02)
Average Shares Outstanding                            11,883,305        11,883,305


                                                               Six Months
                                                         Ended November 30, 2003
                                                     As Originally
                                                        Reported      As Restated
                                                    ---------------------------------
Net Sales                                        $     47,877,759  $    47,877,759
Cost of Goods Sold                                     25,115,068       25,043,986
Selling, General and Administrative Expenses           22,951,350       22,555,289
Other income (expenses)                                    83,342           83,342
                                                    --------------    -------------
(Loss) income before cumulative effect of a
change in accounting policy and income taxes             (105,317)         361,826

Provision for income taxes                                (45,147)         126,155
                                                    --------------    -------------

Net (Loss) income                                $        (60,170)  $      235,671
                                                    ==============    =============

Net  (Loss) income per share- Basic              $          (0.01)  $         0.02
Average Shares Outstanding                             11,883,305       11,883,305
Net (Loss) income per  share- Diluted            $          (0.01)  $         0.02
Average Shares Outstanding                             11,883,305       11,883,305

The following table sets forth the effects of the restatement discussed below on the Consolidated Balance Sheet at November 30, 2003.


                                                                                  November 30, 2003
                                                                           As Originally
                                                                             Reported      As Restated
                                                                          ------------------------------
                      Assets
                      Current Assets
                      Cash and cash equivalents                        $       427,833  $        427,833
                      Receivables, net                                       7,519,113         7,426,452
                      Notes receivable, current                                 43,972            43,972
                      Inventories                                            4,413,974         4,413,974
                      Prepaid expenses                                       4,372,447         3,874,652
                      Deferred income taxes                                        -0-           407,230
                           Total current assets                             16,777,339        16,594,113
                      Property, Plant and Equipment                         14,543,906        14,543,906
                      Notes receivable, long-term                            1,843,322         1,843,322
                      Other                                                  2,777,822         2,777,822
                                                                          -------------    --------------

                      Total Assets                                     $    35,942,389  $     35,759,163
                                                                       ===============  ================
                      Liabilities and Stockholders' Equity
                      Current liabilities
                      Checks outstanding in excess of bank balances    $     1,283,936  $      1,283,936
                      Accounts payable                                       2,694,158         2,694,158
                      Current portion of long-term debt                        438,796           438,796
                      Other accrued expenses                                 2,521,070         4,274,163
                      Deferred income taxes                                    304,698               -0-
                      Salary continuation plan                                  92,198            92,198
                                                                          -------------    --------------

                           Total current liabilities                         7,334,857         8,783,251
                      Long-term liabilities
                      Note payable- bank, non- current                         843,862           843,862
                      Salary continuation plan                               1,839,261         1,839,261
                      Deferred income taxes                                    722,303           722,303
                                                                          -------------    --------------

                      Total Liabilities                                     10,740,283        12,188,677

                      Stockholders' equity
                      Common stock - $.66 2/3 par value:
                      Authorized 35,000,000 shares:
                      issued 13,828,793 shares                               9,219,195         9,219,195
                      Additional paid-in capital                             6,497,954         6,497,954
                      Retained earnings                                     20,708,604        18,386,514
                      Treasury shares - at cost (1,945,488)               (10,533,177)      (10,533,177)
                                                                          -------------    --------------

                      Total stockholders' equity                            25,202,106        23,570,486
                                                                          -------------    --------------

                      Total liabilities and stockholders' equity       $    35,942,389  $     35,759,163
                                                                       ===============  ================

The following table presents the impact of the restatement adjustments on stockholders' equity as of June 1, 2000.

                 Stockholders' Equity - June 1, 2000, as previously reported   $    24,686,435
                 Self-Insurance liability                                           (1,336,817)
                 Compensated absences                                               (1,643,177)
                 Tax effect of restatement adjustments                               1,092,764
                                                                                --------------
                 Decrease in Stockholders Equity                                    (1,887,230)
                                                                                --------------

                 Stockholders' Equity - June 1, 2000, as restated              $    22,799,205
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

3. The results of operations for the three months ended and six-months ended November 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been re-classified to conform to the current year presentation.

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

7. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the six months ended November 30, 2004 and 2003:



                                                                         November 30,     November 30,
                                                                             2004             2003
                                                                        --------------------------------

     Weighted average number of common shares used
     in computing basic earnings per share                                  11,852,830     11,883,305

     Effect of dilutive stock options                                                0              0
                                                                            ----------     ----------

     Weighted  average number of common shares and dilutive  potential
     common stock used in computing dilutive earnings per share             11,852,830     11,883,305
                                                                            ==========     ==========

     Stock  options  excluded  from the above  reconciliation  because
     they are anti-dilutive                                                    369,000        369,000
                                                                            ==========     ==========

8. The Company applies APB Opinion No. 25 in accounting for all of its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

                                                       For the three Months Ended       For the Six Months Ended
                                                                November 30,                    November 30,
                                                            2004            2003            2004           2003
                                                      -----------------------------------------------------------

     Net (loss) income as reported                   $      (7,213)    $    (196,021)   $  180,962     $    235,671


     Stock based compensation costs, net of income
         tax, that would have been included in net
         income if the fair value method had been
         applied                                            (2,614)           (3,073)      (5,228)          (6,146)
                                                        -----------      ------------    ---------      ----------

     Pro-forma net (loss) income                     $      (9,827)    $    (199,094)  $  175,734     $    229,525
                                                        ===========      ============    =========      ==========

     (Loss) income per share as reported-basic       $        (.00)    $        (.02)   $      .02    $        .02
     (Loss) income per share as reported-diluted     $        (.00)    $        (.02)   $      .02    $        .02
     Pro-forma (loss) income per share-basic         $        (.00)    $        (.02)   $      .02    $        .02
     Pro-forma (loss) income per share-diluted       $        (.00)    $        (.02)   $      .01    $        .02

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

10. The interest rate on the Company's bank debt is reset monthly to reflect the 30 days LIBOR rate. Consequently, the carrying value of the bank debt approximates fair value. During the six months ended November 30, 2004 the Company's bank debt was increased by $1.33 million compared to a decrease of $1.14 million last year. The interest rate at November 30, 2004 was 3.81% compared to 2.87% at November 30, 2003.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of November 30, 2004 and the related interim consolidated statements of income and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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





Birmingham, Alabama
January 12, 2005                   DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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


     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 reflects the November 30, 2003 10-Q/A Amendment No. 1 "Restatement."


RESTATEMENT

     The Company restated its consolidated balance sheets as of November 30, 2003 and its consolidated statements of operations and cash flows for the six months ended November 30, 2003. The restatement affects periods prior to 2002. The impact of the restatement on such prior periods was reflected as an adjustment to operating retained earnings June 1, 2001. The restatement was reported in the Quarterly Report on Form 10-Q/A for its quarterly period ended November 30, 2003.

     The restatement adjustment for the three months ended November 30, 2003 resulted in a decrease in net loss of approximately $.12 million. For the six months ended November 30, 2003, the restatement adjustments resulted in a decrease in net loss of approximately $0.30 million. Basic and Diluted net loss per share was decreased $.01 per share for the three month ended November 30, 2003. Basic and Diluted net loss per share was decreased $.03 per share for the six months ended November 30, 2003. For a discussion of individual adjustment items, see Note 2 to the Condensed Consolidated Financial Statements.


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

     The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed by approximately 443 route representatives who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.

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

Accounts Receivable

     The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At November 30, 2004 and May 31, 2004 the Company had accounts receivables in the amount of $7.4 million and $7.5 million, net of an allowance for doubtful accounts of $0.2 million and $0.2 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital was $6.7 million at June 1, 2004 and $4.9 million at the end of the second quarter. Net cash provided by operating activities amounted to $1.60 million for the six months this year compared to $1.19 million for last year's first six months.

     Additions to property, plant and equipment, net of disposals, were $1.71 million this year and $0.37 million last year. Cash dividends of $0.74 million were paid during this year's first six months compared to $0.74 million last year. No cash was used to purchase treasury stock this year and last year, and no cash was used to increase investment securities this year and last year. The Company's current ratio was 1.44 to 1.00 at November 30, 2004.

     The following table summarizes the significant contractual obligations of the Company as of November 30, 2004:

Contractual Obligations              Total           2005        2006-2007       2008-2009       Thereafter
-----------------------              -----           ----        ---------       ---------       ----------
Long-Term Debt                  $        -0-     $       -0-      $      -0-    $       -0-    $        -0-
Purchase Commitment                2,096,000       1,491,000         605,000            -0-             -0-
Salary Continuation Plan           1,901,567          95,948         216,448        253,870       1,335,301
Total Contractual Obligations   $  3,997,567  $    1,586,948  $      821,448  $     253,870  $    1,335,301

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

Other Commitments

     The Company had letters of credit in the amount of $1,785,987 outstanding at November 30, 2004 to support the Company's commercial self-insurance program.

     The Company signed a line of credit note with a financial institution with a limit of $2,262,500 on July 6, 2004. The interest rate was a monthly variable rate based on the LIBOR rate plus 1.75%. The purpose of the line of credit was to pay off the current line of credit and to purchase new vehicles and plant equipment. The line of credit note expired on December 1, 2004, at which time the Company converted the line of credit into a note in the amount of $2,137,500 with a fixed monthly payment and maturity date collateralized by the above equipment purchased. The interest rate on this note is also based on the LIBOR rate plus 1.75%.

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


OPERATING RESULTS

     For the three months ended November 30, 2004, basic and diluted (loss) per share were ($.00) compared to a ($.02) loss last year (restated), on net sales of $24,851,760 versus $23,296,981, a sales increase of $1.6 million or 7%. The revenue growth can be attributed to an increase in consumer demand for Golden Flake products, an increase in the number of products offered for sale to our consumers and a planned territory expansion on the western edge of our current marketing area. This year's second quarter cost of sales was 53.4% of net sales compared to 52.4% last year, and selling, general and administrative expenses were 46.7% of net sales this year and 49.1% last year. The decrease was primarily due to the revenue growth.

     For the year-to-date net sales increased 3.6% from last year. Cost of sales was 53.0% of net sales compared to 52.3% last year. Selling, general and administrative expenses were 46.7% of net sales this year, and 47.1% last year.

     The Company's Gain on sales of assets for the second quarter in the amount of $26,216 was from the sale of used transportation equipment for cash.

     For last year's second quarter the Gain on sale of assets was $17,454 which was from the sale of used transportation equipment for cash.

     The Company's second quarter investment income decreased 2.0% from last year. For the six months investment income was down 4.0%.

     The Company's effective tax rate for the second quarter was -62.7% compared to -39.4% for last year's second quarter and 35.2% for the six months this year and 34.9% last year.

MARKET RISK

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, bank loans, and commodity prices, affecting the cost of its raw materials. The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds. Assuming November 30, 2004 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $4,643 on an annual basis and interest expense by $23,261.

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


                                     ITEM 3
                                     ------

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK


     Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 16.

                                     ITEM 4
                                     ------


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Golden Enterprises, Inc. was held on September 23, 2004.
(b)      All director nominees were elected.
(c)      The following is a tabulation of the voting:

                              ELECTION OF DIRECTORS


                 Names                  Votes For      Votes Withheld
                 -----                  ---------      --------------

John S. Stein                          8,293,316              220,487
Edward R. Pascoe                       8,453,818               59,985
John P. McKleroy, Jr.                  8,293,616              220,187
James I. Rotenstreich                  8,499,771               14,032
John S.P. Samford                      8,499,874               13,929
J. Wallace Nall, Jr.                   8,499,874               13,929
F. Wayne Pate                          8,293,873              219,930
Joann F. Bashinsky                     8,407,673              106,130
Mark W. McCutcheon                     8,293,676              220,127

                                     ITEM 5
                                     ------

CONTROLS AND PROCEDURES

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of period covered by this quarterly report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods. There has not been any change in the Company's internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------


          (a)  Exhibit 31.1 Certification of Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 31.2 Certification of Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.1 Certification of Chief Executive Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.2 Certification of Chief Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.


          (b)  Reports on Form 8-K:

               On September 24, 2004, we filed a current report on Form 8-K dated September 24, 2004 disclosing that on September 24, 2004, Golden Enterprises, Inc. issued a press release announcing its earnings for the first quarter and ended August 31, 2004. A copy of the Earnings Press Release was attached as Exhibit 99.1.


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


                                      GOLDEN ENTERPRISES, INC.
                                      ------------------------
                                            (Registrant)


 Dated: January 12, 2005              /s/Mark W. McCutcheon
                                      ---------------------
                                         Mark W. McCutcheon
                                         President and
                                         Chief Executive Officer

 Dated:  January 12, 2005             /s/Patty Townsend
                                      -----------------
                                        Patty Townsend
                                        Vice-President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)