Form 10-Q
period 2005-03-04
GOLDEN ENTERPRISES INC
filed 2005-04-12
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly (fourteen week) period ended March 04, 2005
                                               --------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               -------------------------------------------------

Commission file number                              0-4339
                               -------------------------------------------------


                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

         DELAWARE                                                 63-0250005
--------------------------------                            --------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

One Golden Flake Drive
Birmingham, Alabama                                                 35205
--------------------------------                            --------------------


                                 (205) 458-7316
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2005.


                                                             Outstanding at
             Class                                           March 31, 2005
             -----                                           --------------
Common Stock, Par Value $0.66 2/3                              11,835,330

                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                          Page No.

Item 1   Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets
         March 4, 2005 (unaudited) and May 28, 2004                         3

         Condensed Consolidated Statements of Operations (unaudited)
         Fourteen and Forty Weeks Ended March 4, 2005 and Thirteen
         and Thirty-Nine Weeks Ended February 27, 2004                      4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         Forty Weeks Ended March 4, 2005 and Thirty-Nine Weeks
         Ended February 27, 2004                                            5

         Notes to Condensed Consolidated Financial
         Statements (unaudited)                                             7

         Report of Independent Registered Public Accounting Firm           14

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               15

Item 3   Quantitative and Qualitative
         Disclosure About Market Risk                                      21

Item 5   Controls and Procedures                                           21

Part II. OTHER INFORMATION

Item 6   Exhibits and Report on Form 8-K                                   22

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      March 4,         May 28,
                                                       2005             2004
                                                   -------------   -------------
                                                    (Unaudited)       (Audited)
          ASSETS


Cash and cash equivalents                          $    324,246    $    565,195
Receivables, net                                      6,997,791       7,492,151
Note Receivable, current                                 48,580          45,760
      Inventories:
Raw material and supplies                             1,573,642       1,198,534
Finished goods                                        2,901,155       2,504,515
                                                   -------------   -------------

                                                      4,474,797       3,703,049
                                                   -------------   -------------


  Prepaid expense                                     2,863,377       2,292,943
Deferred income taxes                                   618,803         618,803
                                                   -------------   -------------
Total current assets                                 15,327,594      14,717,901
                                                   -------------   -------------


Property, plant and equipment, net                   14,475,260      13,846,342
Long-term Note Receivable                             1,783,191       1,819,986
Other assets                                          3,389,507       3,238,327
                                                   -------------   -------------

                                                   $ 34,975,552    $ 33,622,556
                                                   =============   =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities:
Checks outstanding in excess of bank balances      $  1,896,454    $  1,293,534
Accounts payable                                      2,117,497       1,816,879
Other accrued expenses                                4,435,949       4,334,798
Salary continuation plan                                101,861          95,948
Note payable- bank, current                           1,679,854         477,980
                                                   -------------   -------------

Total current liabilities                            10,231,615       8,019,139
                                                   -------------   -------------

      Long-Term Liabilities:
Note payable-bank, non-current                        1,198,182         521,582
Salary Continuation Plan                              1,754,101       1,805,619
                                                   -------------   -------------

Total long-term liabilities                           2,952,283       2,327,201
                                                   -------------   -------------

Deferred income taxes                                   763,068         820,432
                                                   -------------   -------------

      Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares                              9,219,195       9,219,195
Additional paid-in capital                            6,497,954       6,497,954
Retained earnings                                    15,989,031      17,363,237
                                                   -------------   -------------

                                                     31,706,180      33,080,386

Less: Cost of common shares in treasury (1,993,463
 at March 4, 2005 and 1,975,963 at May 28, 2004)    (10,677,594)    (10,624,602)
                                                   -------------   -------------

Total stockholders' equity                           21,028,586      22,455,784
                                                   -------------   -------------

  Total                                            $ 34,975,552    $ 33,622,556
                                                   =============   =============

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (UNAUDITED)
For the Fourteen and Forty Weeks Ended March 4, 2005 and the Thirteen and Thirty-Nine
Weeks Ended February 27, 2004

                                                   -------------------------------------------------------------
                                                     Fourteen         Thirteen         Forty        Thirty-Nine
                                                    Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
                                                       MARCH          FEBRUARY         MARCH          FEBRUARY
                                                        04,              27,             04,             27,
                                                       2005             2004            2005            2004
                                                   -------------------------------------------------------------

Net Sales                                          $ 27,012,648    $ 24,102,358    $ 76,630,834    $ 71,980,117
Cost of sales                                        14,455,299      13,021,969      40,756,362      38,065,955
                                                   -------------   -------------   -------------   -------------
Gross margin                                         12,557,349      11,080,389      35,874,472      33,914,162

Selling, general and administrative expenses         13,266,783      12,079,649      36,433,786      34,634,938
                                                   -------------   -------------   -------------   -------------
  Operating (loss)                                     (709,434)       (999,260)       (559,314)       (720,776)
                                                   -------------   -------------   -------------   -------------
Other income (expenses):
  Investment income                                      37,531          37,730         113,837         117,204
  Gain on sale of assets                                 29,900           2,787          69,068          67,672
  Other income                                           15,358          31,989         122,456          72,921
  Interest expense                                      (69,183)        (48,778)       (162,690)       (150,727)
                                                   -------------   -------------   -------------   -------------
  Total other income (expenses)                          13,606          23,728         142,671         107,070
                                                   -------------   -------------   -------------   -------------

(Loss) before income taxes                             (695,828)       (975,532)       (416,643)       (613,706)
Income tax expense                                     (251,869)       (369,504)       (153,646)       (243,349)
                                                   -------------   -------------   -------------   -------------
Net (loss)                                         $   (443,959)   $   (606,028)   $   (262,997)   $   (370,357)
                                                   =============   =============   =============   =============

PER SHARE OF COMMON STOCK:
  Net (loss)                                       $      (0.04)   $      (0.05)   $      (0.02)   $      (0.03)
                                                   =============   =============   =============   =============
Weighted average number of common stock
 shares outstanding                                  11,844,468      11,883,305      11,850,023      11,883,305
                                                   =============   =============   =============   =============
Cash dividends paid per share of common
 Stock                                             $     0.0313    $     0.0313    $     0.0938    $     0.0938
                                                   =============   =============   =============   =============


See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                       Forty        Thirty-Nine
                                                    Weeks Ended     Weeks Ended
                                                      March 4,      February 27,
                                                       2005             2004
                                                   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Cash received from customers                   $ 77,125,194    $ 71,924,242
    Interest income                                     113,837         117,204
    Rental income                                        26,413          26,060
    Misc. income                                         96,043          46,861
    Cash paid to suppliers & employees              (41,227,492)    (37,991,498)
    Cash paid for operating expenses                (35,330,266)    (33,229,146)
    Income taxes (paid)                                     -0-         (42,958)
    Interest expenses paid                             (162,690)       (150,727)
                                                   -------------   -------------
    Net cash from operating activities                  641,039         700,038

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property plant & equipment           (2,330,450)       (608,318)
    Proceeds from sale of property, plant & equip        97,294         147,488
    Collection of notes rec.                             33,976          31,372
                                                   -------------   -------------
    Net cash used in investing activities            (2,199,180)       (429,458)

CASH FLOWS FROM FINANCING ACTIVITIES

    Debt proceeds                                    12,916,230             -0-
    Debt repayments                                 (11,037,757)       (503,158)
    Increase (decrease) in checks outstanding in
     excess of bank balance                             602,920         547,295
    Purchases of treasury shares                        (52,992)            -0-
    Proceeds from exercise of stock options                 -0-             -0-
    Cash dividends paid                              (1,111,209)     (1,114,066)
                                                   -------------   -------------
    Net cash used in financing activities             1,317,192      (1,069,929)

Net increase (decrease) in cash and cash equivalent    (240,949)       (799,349)
Cash and Cash equivalents at beginning of year          565,195       1,278,333
                                                   -------------   -------------
Cash and Cash equivalents at end of period         $    324,246    $    478,984
                                                   =============   =============

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED...

Reconciliation Of Net Income To Net Cash From Operating Activities
For the Forty Weeks Ended March 4, 2005 and the Thirty-Nine Weeks Ended February 27, 2004

                                                      Forty         Thirty-Nine
                                                    Weeks Ended     Weeks Ended
                                                     March 04,      February 27,
                                                       2005             2004
                                                   -----------------------------

NET INCOME

 Net (Loss)                                        $   (262,997)   $   (370,357)
  Adjustment to reconcile net income (loss) to net
   cash provided by operating activities:
  Depreciation and amortization                       1,673,307       1,771,247
  Deferred income taxes                                 (57,364)        137,708
  Gain on sale of property and equipment                (69,069)        (67,672)

Changes in operating assets and liabilities:
(Increase) Decrease in receivable- net                  494,360         (55,875)
(Increase) Decrease in inventories                     (771,748)       (504,097)
(Increase) in pre-paid expenses                        (570,434)     (1,206,368)
Decrease in other assets- long term                    (151,180)            150
Increase in accounts payable                            300,618         578,554
Increase (Decrease) in accrued expenses                 101,151         459,596
(Decrease) in salary continuation                       (45,605)        (42,848)
                                                   -------------   -------------

Net cash provided by operating activities          $    641,039    $    700,038


See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Throughout these notes to consolidated financial statements, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

1. The Company's current reporting period ends on the first Friday in March. The current period ended March 4, 2005 included fourteen weeks for the quarter and forty weeks for the year to date then ended. The prior year for the same period ended February 27, 2004 and included thirteen weeks for the quarter and thirty-nine weeks for the nine months then ended. The prior fiscal year referred to in this report included fifty-two weeks. Prior filings referred to in this report have been titled to correspond to the actual period covered based on the fifty-two and fifty-three week year in which the company operates. This change in title had no effect on the previously reported amounts in the consolidated balance sheets, the consolidated statements of operations and cash flows.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Golden Enterprises, Inc. and subsidiary ("the Company") Annual Report on Form 10-K for the fifty-two weeks ended May 28, 2004.

3. The Company's quarterly financial information previously reported on Form 10-Q/A for the thirty-nine weeks ended February 27, 2004 includes restated consolidated financial statements at February 27, 2004.

The following table presents the impact of the restatement adjustments on net earnings for the thirteen and thirty-nine weeks ended February 27, 2004.

                                                     Thirteen       Thirty-Nine
                                                    Weeks Ended     Weeks Ended
                                                    February 27,    February 27,
                                                       2004             2004
                                                   -----------------------------

  Net loss as originally reported                  $   (549,956)   $   (610,126)
    Adjustments (pre-tax):
    Accrued Vacation Liability                             (633)         (1,901)
    Self Insurance Liability                            (87,907)        380,503
    Other                                                     0               0
                                                   -------------   -------------

  Total adjustments (pre-tax)                           (88,540)        378,602
  Total taxes                                           (32,468)        138,833
                                                   -------------   -------------
  Total net adjustments                                 (56,072)        239,769

  Net (loss) as restated                           $   (606,028)   $   (370,357)
                                                   -------------   -------------

  Per share of Common Stock:
  Net Loss- Basic as originally reported           $      (0.05)   $      (0.05)
  Effect of net adjustments                                   0            0.02
                                                   -------------   -------------

  Net loss- Basic as restated                      $      (0.05)   $      (0.03)
                                                   =============   =============

  Net loss- Diluted as originally reported         $      (0.05)   $      (0.05)
  Effect of net adjustments                                   0            0.02
                                                   -------------   -------------

  Net (loss)- Diluted as restated                  $      (0.05)   $      (0.03)
                                                   =============   =============

The following tables set forth the effects of the restatement adjustments discussed below on the Consolidated Statement of Operations for the thirteen weeks and thirty-nine weeks ended February 27, 2004.

                                                        Thirteen Weeks Ended
                                                          February 27, 2004
                                                   As Originally
                                                     Reported       As Restated
                                                   -----------------------------

  Net Sales                                        $ 24,102,358    $ 24,102,358
  Cost of Goods Sold                                 12,876,483      13,021,969
  Selling, General and Administrative Expenses       12,136,595      12,079,649
  Other income (expenses)                                23,728          23,728
                                                   -------------   -------------
  (Loss) income before cumulative effect of a
   change in accounting policy and income taxes        (886,992)       (975,532)

  Provision for income taxes                           (337,036)       (369,504)
                                                   -------------   -------------

  Net (Loss) income                                $   (549,956)   $   (606,028)
                                                   =============   =============

  Net Loss per share- Basic                        $      (0.05)   $      (0.05)
  Average Shares Outstanding                         11,883,305      11,883,305
  Net Loss per  share- Diluted                     $      (0.05)   $      (0.05)
  Average Shares Outstanding                         11,883,305      11,883,305


                                                      Thirty-Nine Weeks Ended
                                                          February 27, 2004
                                                   As Originally
                                                     Reported       As Restated
                                                   -----------------------------

  Net Sales                                        $ 71,980,117    $ 71,980,117
  Cost of Goods Sold                                 37,991,551      38,065,955
  Selling, General and Administrative Expenses       35,087,945      34,634,938
  Other income (expenses)                               107,070         107,070
                                                   -------------   -------------
  (Loss) income before cumulative effect of a
  change in accounting policy and income taxes         (992,309)       (613,706)

  Provision for income taxes                           (382,183)       (243,349)
                                                   -------------   -------------

  Net (Loss)                                       $   (610,126)   $   (370,357)
                                                   =============   =============

  Net Loss per share- Basic                        $      (0.05)   $      (0.03)
  Average Shares Outstanding                         11,883,305      11,883,305
  Net Loss per share- Diluted                      $      (0.05)   $      (0.03)
  Average Shares Outstanding                         11,883,305      11,883,305

The following tables set forth the effects of the restatement adjustments discussed below on the Consolidated Balance Sheet at February 27, 2004.

                                                          February 27, 2004
                                                   As Originally
                                                     Reported       As Restated
                                                   -----------------------------
Assets
Current Assets
Cash and cash equivalents                          $    478,984    $    478,984
Receivables, net                                      7,994,790       7,902,129
Notes receivable, current                                44,857          44,857
Inventories                                           4,290,234       4,290,234
Prepaid expenses                                      4,333,975       4,087,489
Deferred income taxes                                      -0-          344,770
                                                   -------------   -------------
    Total current assets                             17,142,840      17,148,770
Property, Plant and Equipment                         14,118,829      14,118,829
Notes receivable, long-term                            1,831,771       1,831,771
Other                                                  2,777,822       2,777,822
                                                   -------------   -------------

Total Assets                                       $ 35,871,262    $ 35,876,885
                                                   =============   =============
Liabilities and Stockholders' Equity
Current liabilities
Checks outstanding in excess of bank balances      $  1,704,403    $  1,704,403
Accounts payable                                      2,279,488       2,279,488
Current portion of long-term debt                     1,195,304       1,195,304
Other accrued expenses                                2,751,030       4,749,044
Deferred income taxes                                   304,699             -0-
Salary continuation plan                                 94,055          94,055
                                                   -------------   -------------

    Total current liabilities                         8,328,979      10,022,294
Long-term liabilities
Note payable- bank, non- current                        724,447         724,447
Salary continuation plan                              1,822,683       1,822,683
Deferred income taxes                                   714,358         714,358
                                                   -------------   -------------
Total Liabilities                                    11,590,467      13,283,782

Stockholders' equity
Common stock - $.66 2/3 par value:
Authorized 35,000,000 shares:
issued 13,828,793 shares                              9,219,195       9,219,195
Additional paid-in capital                            6,497,954       6,497,954
Retained earnings                                    19,096,823      17,409,131
Treasury shares - at cost (1,945,488)               (10,533,177)    (10,533,177)
                                                   -------------   -------------

Total stockholders' equity                           24,280,795      22,593,103
                                                   -------------   -------------

Total liabilities and stockholders' equity         $ 35,871,262    $ 35,876,885
                                                   =============   =============

The following table presents the impact of the restatement adjustments on stockholders' equity as of June 1, 2000.





  Stockholders' Equity - June 1, 2000, as previously reported      $ 24,686,435
  Self-Insurance liability                                           (1,336,817)
  Compensated absences                                               (1,643,177)
  Tax effect of restatement adjustments                               1,092,764
                                                                   -------------

  Decrease in Stockholders Equity                                  $ (1,887,230)
                                                                   -------------

  Stockholders' Equity - June 1, 2000, as restated                 $ 22,799,205
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


4. The results of operations for the fourteen weeks and forty weeks ended March 4, 2005 and for the thirteen weeks and thirty-nine weeks ended February 27, 2004 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been re-classified to conform to the current year presentation.

5.   The following tables summarize the prepaid assets accounts:

                                Prepaid Breakdown

                                                   March 4, 2005    May 28, 2004
                                                   -------------   -------------

  Truck Shop Supplies                              $    632,769    $    702,133
  Insurance Deposit                                     393,155         393,155
  Slotting Fees                                         332,465         376,295
  Deferred Advertising Fees                             181,012             -0-
  Prepaid Insurance                                     645,797         327,771
  Prepaid Taxes/ Licenses                               568,851         420,940
  Prepaid Dues/ Supplies                                 44,982          51,070
  Other                                                  64,346          21,579
                                                   -------------   -------------
                                                   $  2,863,377    $  2,292,943
                                                   =============   =============

6. The principal raw materials used in the manufacture of the Company's snack food products are potatoes, corn, vegetable oils and seasoning. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw material and supplies are generally available in adequate quantities in the open market from sources in the United States and are generally contracted up to a year in advance.

7. In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 includes lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

8. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No. 148. amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148 effective May 31, 2003 in its consolidated financial statements. The Company will continue to account for stock-based compensation using the methods described in Note 10 below.

9. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the forty weeks ended March 4, 2005 and thirty-nine weeks ended February 27, 2004:





                                                    Forty Weeks     Thirty- Nine
                                                       Ended        Weeks Ended
                                                      March 4,      February 27,
                                                        2005            2004
                                                   -----------------------------
    Weighted average number of common shares used
     in computing basic earnings per share           11,850,023      11,883,305

    Effect of dilutive stock options                          0               0
                                                   -------------   -------------
    Weighted average number of common shares and
     dilutive potential common stock used in
     computing dilutive earnings per share           11,850,023      11,883,305
                                                   =============   =============

    Stock options excluded from the above
     reconciliation because they are anti-dilutive      369,000         369,000
                                                   =============   =============


10. The Company applies APB Opinion No. 25 in accounting for all of its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

                                                Fourteen     Thirteen      Forty     Thirty-Nine
                                                 Weeks        Weeks        Weeks        Weeks
                                                 Ended        Ended        Ended        Ended

                                                March 4,   February 27,   March 4,   February 27,
                                                  2005        2004         2005         2004
                                              -----------  ------------ -----------  ------------
Net (loss) as reported                        $ (443,959)  $ (606,028)  $ (262,997)  $ (370,357)
Stock based compensation costs, net of income
 tax, that would have been included in net
 income if the fair value method had been
 applied                                          (2,614)      (3,073)      (7,842)      (9,219)
                                              -----------  ------------ -----------  ------------

Pro-forma net (loss)                          $ (446,573)  $ (609,101)  $ (270,839)  $ (379,576)
                                              ===========  ============ ===========  ============

(Loss) per share as reported-basic            $     (.04)  $     (.05)  $     (.02)        (.03)
(Loss) per share as reported-diluted                (.04)        (.05)        (.02)        (.03)
Pro-forma (loss) per share-basic                    (.04)        (.05)        (.02)        (.03)
Pro-forma (loss) per share-diluted                  (.04)        (.05)        (.02)        (.03)

11. The Company entered into a five year term product purchase commitment during the fifty-two weeks ending June 1, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the unit purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable, based on current market. Subsequently, in September 2002, the product purchase agreement was amended to fix the purchase unit price and establish specific annual quantities.

12. The interest rate on the Company's bank debt is reset monthly to reflect the 30 days LIBOR rate. Consequently, the carrying value of the bank debt approximates fair value. During the forty weeks ended March 4, 2005 the Company's bank debt was increased by $1.88 million compared to a decrease of $.50 million last year. The interest rate at March 4, 2005 was 4.33% compared to 2.85% at February 27, 2004.

13. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

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

14. During the fourteen weeks ended March 4, 2005, the Company changed its method of presenting the statement of cash flows for operating activities from the indirect method (which adjusts net income to remove the effects of non cash operating transactions) to direct method (which shows principal components of operating cash receipts and payments). This change has been applied in the thirteen weeks ended February 27, 2004.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

     We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of March 4, 2005 and the related interim consolidated statements of operations and cash flows for the forty week period then ended. These financial statements are the responsibility of the Company's management.

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

     We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 28, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fiscal year then ended (not presented herein), and in our report dated July 21, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 28, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

     As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated previously issued financial statements.


     Birmingham, Alabama
     April 12, 2005                    DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 reflects the February 27, 2004 10-Q/A Amendment No. 1 "Restatement."


RESTATEMENT

     The Company restated its consolidated balance sheet as of February 27, 2004, its consolidated statements of operations for the thirteen and thirty-nine weeks ended February 27, 2004, and cash flows for the thirty-nine weeks ended February 27, 2004. The restatement affects periods prior to 2002. The impact of the restatement on such prior periods was reflected as an adjustment to operating retained earnings June 1, 2001. The restatement was reported in the Quarterly Report on Form 10-Q/A for its thirteen week period ended February 27, 2004.

     The restatement adjustment for the thirteen weeks ended February 27, 2004 resulted in an increase in net loss of approximately $.06 million. For the thirty-nine weeks ended February 27, 2004, the restatement adjustments resulted in a decrease in net loss of approximately $0.24 million. Basic and Diluted net loss per share was increased $.00 per share for the thirteen weeks ended February 27, 2004. Basic and Diluted net loss per share was decreased $.02 per share for the thirty-nine weeks ended February 27, 2004. For a discussion of individual adjustment items, see Note 2 to the Condensed Consolidated Financial Statements.


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

     The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed by approximately 447 route representatives who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.

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

Accounts Receivable

     The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At March 4, 2005 and May 28, 2004, the Company had accounts receivables in the amount of $7.0 million and $7.5 million, net of an allowance for doubtful accounts of $0.3 million and $0.2 million, respectively.

     On February 21, 2005, Winn Dixie Stores, Inc. and 23 of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The bad debt expense related to these filings that the Company recognized, net of tax, for this customer is approximately $489,000 for the period ended March 4, 2005.

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


OTHER MATTERS

     Transactions with related parties, reported in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for fiscal year ended May 28, 2004 are conducted on an arm's-length basis in the ordinary course of business.


LIQUIDITY AND CAPITAL RESOURCES

     Working Capital was $6.7 million at June 1, 2004 and $5.1 million at the end of the fourteen weeks ended March 4, 2005. Net cash provided by operating activities amounted to $0.64 million for the forty weeks this year compared to $0.70 million for the thirty-nine weeks ended February 27, 2004.

     Additions to property, plant and equipment, net of disposals, were $2.30 million for the forty weeks ended March 4, 2005, which included $1.18 million for transportation equipment and $0.93 million for manufacturing equipment, and $0.53 million for the thirty-nine weeks ended February 27, 2004. Cash dividends of $1.11 million were paid during this year's forty weeks ended March 4, 2005 compared to $1.11 million for the thirty-nine weeks ended February 27, 2004. Cash in the amount of $52,992 was used to purchase treasury stock for the forty weeks ended March 4, 2005, and none was used last year, and no cash was used to increase investment securities this year or last year. The Company's current ratio was 1.50 to 1.00 at March 4, 2005.

     The following table summarizes the significant contractual obligations of the Company as of March 4, 2005:

Contractual Obligations            Total          2005        2006-2007    2008-2009   Thereafter
-----------------------         ------------  ------------  ------------  ----------  ------------

Long-Term Debt                  $       -0-   $   679,854   $   722,384   $ 475,798   $       -0-
Purchase Commitment               2,096,000     1,491,000       605,000         -0-           -0-
Salary Continuation Plan          1,901,567        95,948       216,448     253,870     1,335,301
                                ------------  ------------  ------------  ----------  ------------
Total Contractual Obligations   $ 3,997,567   $ 2,266,802   $ 1,543,832   $ 729,668   $ 1,335,301
                                ============  ============  ============  ==========  ============

OFF-BALANCE SHEET ARRANGEMENT

     The Company entered into a five-year term product purchase commitment during the year ending June 1, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the unit purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable, based on current market. Subsequently, in September 2002, the product purchase agreement was amended to fix the purchase unit price and establish specific annual quantities.

Other Commitments

     The Company had letters of credit in the amount of $1,785,987 outstanding at March 4, 2005 to support the Company's commercial self-insurance program.

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

     The Company increased its line-of-credit agreement with a local bank to permit borrowing up to $2 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application.

     Available cash, cash from operations and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.


OPERATING RESULTS

     For the fourteen weeks ended March 4, 2005, net sales increased 12.1% from the thirteen weeks ended February 27, 2004. This year's period included fourteen weeks of snack food sales and costs. Without the extra week, total revenues would have been up 4% which can be attributed to an increase in consumer demand for Golden Flake products, an increase in the number of products offered for sale to our consumers and a planned territory expansion on the western edge of our current marketing area. This year's fourteen weeks cost of sales was 53.5% of net sales compared to 54.0% for the thirteen weeks ended February 27, 2004, and selling, general and administrative expenses were 49.1% of net sales for the fourteen weeks ended March 4, 2005 and 50.1% for the thirteen weeks ended February 27, 2004. The decrease was primarily due to the revenue growth.

     For the year-to-date net sales increased 6.5% in this year's forty week period from last year's thirty- nine week period. Cost of sales was 53.2% of net sales compared to 52.9% last year. Selling, general and administrative expenses were 47.5% of net sales this year, and 48.1% last year.

The following tables compare manufactured products to resale products:

                            Manufactured Products-Resale Products

                       Fourteen Weeks Ended     Thirteen Weeks Ended
                           March 4, 2005          February 27, 2004

      Sales                             %                        %
                                     -------                  -------
Manufactured Products  $ 21,247,911    78.7%    $ 19,436,318    80.6%
  Resale Products         5,764,737    21.3%       4,666,040    19.4%
                       ------------- -------    ------------- -------
      Total            $ 27,012,648   100.0%    $ 24,102,358   100.0%


                                       GM                       GM
                                        %                        %
                                     -------                  -------
    Gross Margin
Manufactured Products  $ 10,172,479    47.9%    $  9,199,181    47.3%
   Resale Products        2,384,870    41.4%       1,881,208    40.3%
                       -------------            -------------
       Total           $ 12,557,349    46.5%    $ 11,080,389    46.0%


                            Manufactured Products-Resale Products

                         Forty Weeks Ended     Thirty-Nine Weeks Ended
                           March 4, 2005          February 27, 2004

      Sales                             %                        %
                                     -------                  -------
Manufactured Products  $ 60,790,225    79.3%    $ 57,785,080    80.3%
  Resale Products        15,840,609    20.7%      14,195,037    19.7%
                       ------------- -------    ------------- -------
      Total            $ 76,630,834   100.0%    $ 71,980,117   100.0%


                                       GM                       GM
                                        %                        %
                                     -------                  -------
    Gross Margin
Manufactured Products  $ 29,253,880    48.1%    $ 28,112,194    48.6%
   Resale Products        6,620,592    41.8%       5,801,968    40.9%
                       -------------            -------------
       Total           $ 35,874,472    46.8%    $ 33,914,162    47.1%

     The Company's gain on sales of assets for the fourteen weeks ended March 4, 2005 in the amount of $29,900 was from the sale of used transportation equipment for cash.

     For last year's thirteen weeks ended February 27, 2004, the gain on sale of assets was $2,787, which was from the sale of used transportation equipment for cash.

     The Company's fourteen weeks of investment income decreased 0.5% from last year. For the forty weeks, ended March 4, 2005, investment income was down 2.9%.

     The Company's effective tax rate for the fourteen weeks ended March 4, 2005 was -36.2% compared to -37.9%, for the thirty-nine weeks ended February 27, 2004 and -36.9% for the forty weeks ended March 4, 2005 and -39.7% for the thirty-nine weeks ended February 27, 2004.


MARKET RISK

     The principal markets risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, bank loans, and commodity prices, affecting the cost of its raw materials.

     The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds. Assuming March 4, 2005 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $51 on an annual basis and interest expense by $28,780.

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

                                     ITEM 3
                                     ------

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK


     Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 20.

                                     ITEM 5
                                     ------

CONTROLS AND PROCEDURES

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period ended covered by this quarterly report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods.

     During the performance of the audit for the fiscal year ended May 28, 2004, the Company's independent auditors, Dudley, Hopton-Jones, Sims & Freeman, PLLP (the "Auditor"), identified and communicated to the Company material weaknesses relating to the Company's accounting for its vacation pay (which was not in conformity with generally accepted accounting principles ("GAAP")) and self insured obligations. During the thirteen week period ended February 27, 2004, the Company did not accrue for earned vacation pay and its liabilities were understated for certain incurred as well as incurred but not reported self-insured casualty claims and health costs. Based upon the forgoing, the Company has restated its audited financial statements for fiscal year 2003 and for the first three quarters of fiscal year 2004 to properly account for accruals for its vacation pay and self-insured health and casualty obligations. The Company believed, during the years being restated, that it was correctly following proper accounting practices.


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

     (a)  Exhibit 31.1 Certification of Chief Executive Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 Certification of Chief Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.1 Certification of Chief Executive Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.2 Certification of Chief Financial Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K:

          On January 6, 2005, we filed a current report on Form 8-K dated January 6, 2005 disclosing that on January 6, 2005, Golden Enterprises, Inc. issued a press release announcing its earnings for the thirteen weeks and twenty-six weeks ended November 26, 2004. A copy of the Earnings Press Release was attached as Exhibit 99.1.


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


                                              GOLDEN ENTERPRISES, INC.
                                              ------------------------
                                                    (Registrant)


Dated: April 12, 2005                         /s/ Mark W. McCutcheon
                                              ----------------------
                                                  Mark W. McCutcheon
                                                  President and
                                                  Chief Executive Officer


Dated:  April 12, 2005                        /s/ Patty Townsend
                                              ------------------
                                                  Patty Townsend
                                                  Vice-President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)