Form 10-K
period 2005-06-03
GOLDEN ENTERPRISES INC
filed 2005-08-30
CIK 42228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 3, 2005
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-4339
                            GOLDEN ENTERPRISES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)
            Delaware                                       63-0250005
---------------------------------                          ----------
(State or other jurisdiction of                        (I.R.S.   Employer
 incorporation or organization)                        Identification No.)

One Golden Flake Drive
     Birmingham, Alabama                                    35205
---------------------------------                           -----
(Address of Principal Executive Offices)                  (Zip Code)

        Registrant's Telephone Number including area code (205) 458-7316

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   Common Capital Stock, Par Value $0.66(2)/3
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes (  )     No (X)

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes (  )    No (X)

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 5, 2005.
                Common Stock, Par Value $0.66(2)/3 --$23,310,014

Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of August 5, 2005.
         Class                                   Outstanding at August 5, 2005
         -----                                   -----------------------------
Common Stock, Par Value $0.66(2)/3                      11,835,330 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 22, 2005 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                          FORM 10-K ANNUAL REPORT -2005
                            GOLDEN ENTERPRISES, INC.

                                                                            Page
                                                                            ----



PART I.



Item 1.      Business ....................................................     3
Item 2.      Properties...................................................     5
Item 3.      Legal Proceedings............................................     6
Item 4.      Submission of Matters to a Vote of Security Holders..........     7


PART II.

Item 5.      Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities..........     7
Item 6.      Selected Financial Data......................................     9
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................    10
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk....    17
Item 8.      Financial Statements and Supplementary Data..................    17
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.....................    41
Item 9A.     Controls and Procedures......................................    41
Item 9B.     Other Information............................................    41


PART III.

Item 10.     Directors and Executive Officers of the Registrant...........    41
Item 11.     Executive Compensation.......................................    41
Item 12.     Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder Matters......    41
Item 13.     Certain Relationships and Related Transactions...............    42
Item 14.     Principal Accountant Fees and Services.......................    42


PART IV.

Item 15.     Exhibits and Financial Statement Schedules...................    43

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

                         Golden Flake Snack Foods, Inc.

General

Golden Flake Snack Foods, Inc. ("Golden Flake") is a Delaware corporation with its principal place of business and home office located at One Golden Flake Drive, Birmingham, Alabama. Golden Flake manufactures and distributes a full line of salted snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings and puff corn. These products are all packaged in flexible bags or other suitable wrapping material. Golden Flake also sells a line of cakes and cookie items, canned dips, pretzel, peanut butter crackers, cheese crackers, dried meat products and nuts packaged by other manufacturers using the Golden Flake label. No single product or product line accounts for more than 50% of Golden Flake's sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials.

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

Distribution

Golden Flake sells its products through its own sales organization and independent distributors to commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky, Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina, Arkansas, Missouri and Texas. The products are distributed by approximately 448 route salesmen who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama, Nashville, Tennessee, and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct store door delivery method. Golden Flake is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No single customer accounts for more than 10% of its total sales. Golden Flake has a fleet of 873 company owned vehicles to support the route sales system, including 48 tractors and 125 trailers for long haul delivery to the various company warehouses located throughout its distribution areas, 634 store delivery vehicles and 66 cars and miscellaneous vehicles.

Competition

The snack foods business is highly competitive. In the area in which Golden Flake operates, many companies engage in the production and distribution of food products similar to those produced and sold by Golden Flake. Most, if not all, of Golden Flake's products are in direct competition with similar products of several local and regional companies and at least one national company, the Frito Lay Division of Pepsi Co., Inc., which are larger in terms of capital and sales volume than is Golden Flake. Golden Flake is unable to state its relative position in the industry. Golden Flake's marketing thrust is aimed at selling the highest quality product possible and giving good service to its customers, while being competitive with its prices. Golden Flake constantly tests the quality of its products for comparison with other similar products of competitors and maintains tight quality controls over its products.

Employees

Golden Flake employs approximately 1,032 employees. Approximately 620 employees are involved in route sales and sales supervision, approximately 297 are in production and production supervision, and approximately 115 are management and administrative personnel.

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

                        Executive Officers Of Registrant
                               And Its Subsidiary

     Name and Age                          Position and Offices with Management
     ------------                          ------------------------------------

John S. Stein, 68           Mr. Stein is Chairman  of the Board.  He was elected
                                Chairman on June 1, 1996. He served as Chief Executive Officer from 1991 to April 4, 2001, and as President from 1985 to 1998 and from June 1, 2000 to April 4, 2001. Mr. Stein also served as President of Golden Flake Snack Foods, Inc. from 1976 to 1991. Mr. Stein retired as an employee with the Company on May 31, 2002. Mr. Stein is elected Chairman annually, and his present term will expire on June 2, 2006.

Mark W. McCutcheon, 50      Mr. McCutcheon  is  Chief   Executive   Officer  and
                                President of the Company and President of Golden Flake Snack Foods, Inc., a wholly owned subsidiary of the Company. He was elected President and Chief Executive Officer of the Company on April 4, 2001 and President of Golden Flake on November 1, 1998. He has been employed by Golden Flake since 1980. Mr. McCutcheon is elected Chief Executive Officer and President of the Company and President of Golden Flake annually, and his present terms will expire on June 2, 2006.

Patty Townsend, 47          Ms. Townsend  is  Chief  Financial   Officer,   Vice
                                President and Secretary of Golden Enterprises, Inc. and Controller of Golden Flake Snack Foods, Inc. a wholly owned subsidiary of the Company. She was elected Chief Financial Officer, Vice-President and Secretary of the Company on March 1, 2004 and Controller of Golden Flake on March 15, 1997. She has been employed with the Company since 1988. Ms. Townsend is elected to her positions on an annual basis, and her present term of office will expire on June 2, 2006.

Randy Bates, 51             Mr. Bates is  Executive,  Vice-President  of  Sales,
                                Marketing and Transportation for Golden Flake. He has held these positions since October 26, 1998. Mr. Bates was Vice-President of Sales from October 1, 1994 to 1998. Mr. Bates has been employed by Golden Flake since March 1979. Mr. Bates is elected to his positions on an annual basis, and his present term of office will expire on June 2, 2006.

David Jones, 52             Mr. Jones is Executive Vice-President of Operations,
                                Human Resources and Quality Control for Golden Flake. He has held these positions since May 20, 2002. Mr. Jones was Vice-President of Manufacturing from 1998 to 2002 and Vice-President of Operations from 2000 to 2002. Mr. Jones has been employed by Golden Flake since 1984. Mr. Jones is elected to his positions on an annual basis, and his present term of office will expire on June 2, 2006.



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


Vehicles

Golden Flake owns a fleet of 873 vehicles which includes 634 route trucks, 48 tractors, 125 trailers and 66 cars and miscellaneous vehicles. There are no liens or encumbrances on Golden Flake's vehicle fleet. Golden Flake also owns a 1987 Cessna Citation II aircraft.



                           ITEM 3. - LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company or its subsidiary other than ordinary routine litigation incidental to the business of the Company and its subsidiary.

                       ITEM 4. - SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

     Not Applicable.


                                     PART II

                ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY,
                     RELATED STOCKHOLDER MATTERS AND ISSUER
                         PURCHASES OF EQUITY SECURITIES

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

MARKET AND DIVIDEND INFORMATION

The Company's common stock is traded in the over-the-counter market under the "NASDAQ" symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended June 3, 2005 and May 28, 2004 and the amount of dividends paid per share in each quarter. The Company currently expects that comparable regular cash dividends will be paid in the future.

                                                                                       Market Price
                                                                                       ------------
                                                                         High           Low         Dividend
       Quarter                                                           Price         Price          Paid
       Year Ended 2005                                                                             Per share
       -----------------------------------------------------------     ----------     --------     -----------
       First quarter  (13 weeks ended August 27, 2004)                    $3.110       $2.330          $.0313
       Second quarter (13 weeks ended November 27, 2004)                   3.000        2.450           .0313
       Third quarter (14 weeks ended March 5, 2005)                        4.109        2.010           .0313
       Fourth quarter (13 weeks ended June 3, 2005)                        4.130        3.170           .0313




                                                                         High           Low         Dividend
       Year Ended 2004                                                   Price         Price          Paid
       -----------------------------------------------------------     ----------     --------     -----------
       First quarter  (13 weeks ended August 31, 2003)                    $2.890       $2.150          $.0313
       Second quarter (13 weeks ended November 30, 2003)                   2.750        2.370           .0313
       Third quarter (13 weeks ended February 28, 2004)                    3.500        2.340           .0313
       Fourth quarter (13 weeks ended May 28, 2004)                        3.430        2.400           .0313

As of August 5, 2005, there were approximately 1,500 shareholders of record.



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table provides Equity Compensation Plan information under which equity securities of the Registrant are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------------------------------------------------------------------------------------
                                (a)                          (b)                         (c)
Plan category                   Number of securities to be   Weighted-average exercise   Number of securities remaining
                                issued  upon  exercise  of   price   of    outstanding   available for future issuance
                                out-standing                 options, warrants           under equity compensation plans
                                options, warrants            and rights                  (excluding securities reflected in
                                and rights                                               column (a))
---------------------------------------------------------------------------------------------------------------------------

Equity compensation plans                369,000                     $3.776                               130,000
approved by security holders
---------------------------------------------------------------------------------------------------------------------------

Equity compensation plans                   0                           0                                    0
not approved by security
holders
---------------------------------------------------------------------------------------------------------------------------

Total                                    369,000                     $3.776                               130,000

---------------------------------------------------------------------------------------------------------------------------



ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the fourth quarter of fiscal year ended June 3, 2005.

                        ITEM 6 - SELECTED FINANCIAL DATA

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

FINANCIAL REVIEW (Dollar amounts in thousands, except per share data)

Operations                                                      2005        2004         2003         2002         2001
                                                          --------------------------------------------------------------
Net sales (b)                                            $   103,144  $   97,583  $    96,604  $   104,335  $   102,797
Gain on sales of assets                                          107          14          304          756          599
Other income                                                     521         499          506          563          691
                                                          --------------------------------------------------------------
     Total revenues                                          103,772      98,096       97,414      105,654      104,087
Cost of sales                                                 55,400      51,243       50,748       54,326       53,631
Selling, general and
  administrative expenses                                     48,022      46,595       47,686       47,653       46,333

Interest                                                         255         220          269          189           85
(Loss) income before cumulative    effect of
   a change in accounting policy and
   income taxes                                                   95          38       (1,289)       3,486        4,038
Federal and state income taxes                                  (110)         84         (361)       1,367        1,386

Net (loss) income before cumulative
   effect of a change in accounting
   policy                                                        (15)        (46)        (928)       2,119        2,652
Cumulative effect of a change in accounting
   policy net of
   taxes                                                       -----       -----        -----          413        -----
         Net (loss) income                               $       (15) $      (46) $      (928) $     2,532  $     2,652
------------------------------------------------------------------------------------------------------------------------
Financial data

Depreciation and amortization                            $     2,268  $    2,347  $     2,490        2,594  $     2,436
Capital expenditures, net of disposals                         2,454         832          287        3,802        1,294
Working capital                                                5,328       6,697         8337       10,989       12,909
Long-term debt                                                 2,426       2,327        3,862        5,083        1,807
Stockholders' equity                                          20,907      22,456       24,078       27,233       27,865
Total assets                                                  34,402      33,623       36,492       40,840       40,243
------------------------------------------------------------------------------------------------------------------------
Common stock data

Net (loss) income before cumulative
  effect of a change in accounting
  policy                                                 $     (0.00) $    (0.00) $     (0.08) $      0.18  $      0.22
Cumulative effect of a change in
  accounting policy net of taxes                               -----       -----        -----         0.03        -----
Basic and diluted net (loss) income                            (0.00)      (0.00)       (0.08)        0.21         0.22
Dividends                                                      .1250       .1250        .1875         0.25         0.25
Book value                                                      1.77        1.89         2.20         2.29         2.33
Price range                                                4.15-2.01   3.50-2.15  5.530-1.640  4.550-2.950  4.750-2.875
------------------------------------------------------------------------------------------------------------------------
Financial statistics

Current ratio                                                   1.54        1.84         2.09         2.37         2.58
Net (loss) income as percent of total
   revenues                                                     0.00%       0.00%       (1.0)%         2.4%         2.5%
Net (loss) income as percent of
stockholders' equity (a)                                        0.00%       0.00%       (5.1)%        10.1%         9.0%
------------------------------------------------------------------------------------------------------------------------
Other data

Weighted average common shares
   outstanding                                            11,846,419  11,879,891   11,883,305   11,898,097   11,965,671
Common shares outstanding at
   year end                                               11,835,330  11,852,830   11,883,305   11,883,305   11,932,741

Approximate number of stockholders                             1,500       1,500        1,500        1,500        1,500


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

           ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

Management's Discussion and Analysis of
Financial Condition and Results of Operations


The following discussion provides an assessment of the Company's financial condition, results of operations, liquidity and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes.

OVERVIEW

 The Company manufactures and distributes a full line of snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings and puff corn. The products are all packaged in flexible bags or other suitable wrapping material. The Company also sells a line of cakes and cookie items, canned dips, pretzels, popcorn, peanut butter crackers, cheese crackers, dried meat products and nuts packaged by other manufacturers using the Golden Flake label.

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

The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed by approximately 448 route representatives who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.



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

In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-09 Accounting for Consideration given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) effective for annual or interim periods beginning after December 15, 2001. The issue addresses the recognition, measurement and income statement classification for certain sales incentives. The Company implemented this new accounting policy in the fourth quarter of fiscal 2002. The effect of this accounting change is to adopt this policy as of the beginning of the fiscal 2002 (June 1, 2001). Certain of these expenses, including slotting fees, previously classified as selling, general, and administrative expenses, are now characterized as offsets to net sales. Reclassifications have been made to prior period financial statements to conform to current year presentation. Total vendor sales incentives now characterized as reductions of net sales that previously would have been classified as selling, general and administrative expenses were approximately $11.6 million, $11.6 million and $12.8 million for the years ended 2005, 2004 and 2003, respectively. There was no resulting impact on net operating results from adopting EITF 01-09.

Change in Accounting Policy

The Company is self-insured for certain casualty losses relating to automobile liability, general liability, workers' compensation, property losses and medical claims. The Company also has stop loss coverage to limit the exposure arising from these claims. Automobile liability, general liability, workers' compensation, and property losses costs are covered by letters of credit with the company's claim administrators.

The Company changed its accounting policy in the fourth quarter of fiscal 2005 with regard to the casualty insurance obligations. The Company adopted the use of a third-party actuary to estimate the casualty insurance obligations on an annual basis. This change in accounting policy was made to determine the ultimate loss and reserve requirements through actuarial assumptions including compensation trends, health care cost trends and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors. The cumulative effect of this change in accounting policy did not have a material effect on the financial statements.

Accounts Receivable

 The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At June 3, 2005 and May 28, 2004, the Company had accounts receivables in the amount of $7.7 million and $7.5 million, net of an allowance for doubtful accounts of $0.2 million and $0.2 million, respectively.

The following table summarizes the Company's customer accounts receivable profile as of June 3, 2005:


                            Amount Range                        No. of Customers
                            ------------                        ----------------

          Less than $1,000.00...............................               1,365
          $1,001.00-$10,000.00..............................                 551
          $10,001.00-$100,000.00............................                 117
          $100,001.00-$500,000.00...........................                   6
          $500,001.00-$1,000,000.00.........................                   0
          $1,000,001.00-$2,500,000.00.......................                   1

          Total All Accounts................................               2,040
                                                                           =====

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first out method.


Accrued Expenses

Management estimates certain material expenses in an effort to record those expenses in the period incurred. The most material accrued estimates relate to a salary continuation plan for certain key executives of the Company, and to insurance-related expenses, including self-insurance. In 2005, the Company adopted the use of a third-party actuary to estimate the casualty insurance obligations on an annual basis. In determining the ultimate loss and reserve requirements, the third-party actuary uses various actuarial assumptions including compensation trends, health care cost trends and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors.

The actuarial calculation includes a margin of error to account for changes in inflation, health care costs, compensation and litigation cost trends as well as estimated future incurred claims. The Company utilized a 75% confidence level for estimating the ultimate outstanding casualty liability. Approximately 75% of each claim should be equal to or less than the ultimate liability recorded based on the historical trends experienced by the Company. If the Company chose a 50% factor, the liability would have been reduced by approximate $0.3 million. If the Company chose a 90% factor, the liability would have increased by approximately $0.3 million.

During 2004 and 2005, the Company used a 4% investment rate to discount the estimated claims based on the historical payout pattern.

Actual ultimate losses could vary from those estimated by the third-party actuary. The Company believes the reserves established are reasonable estimates of the ultimate liability based on historical trends.

As of June 3, 2005, the Company's casualty reserve was $1.9 million and at May 28, 2004 casualty reserve was $1.7 million. The casualty reserve at May 28, 2004 under the newly adopted third-party actuary method would have been $1.9 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $5.3 million at June 3, 2005 compared to $6.7 million at May 28, 2004. Net cash provided by operations amounted to $2.4 million in fiscal year 2005, $2.9 million in fiscal year 2004 and $4.6 million in fiscal year 2003. The decrease in net cash provided by operations is primarily related to changes in receivables, inventories and accounts payable offset by the net loss for fiscal year 2005 of $14,924 compared to the net loss for fiscal year 2004 of $45,846.

Additions to property, plant and equipment, net of disposals were $2.5 million, $0.8 million and $0.3 million in fiscal years 2005, 2004 and 2003, respectively, and are expected to be about $2 million in 2006.

Cash dividends of $1.5 million, $1.5 million and $2.2 million were paid during fiscal years 2005, 2004, and 2003, respectively. The quarterly dividend was reduced to $.03125 from $.0625 in the third quarter of fiscal 2003 in response to a decrease in earnings.

The amount of cash used to purchase treasury shares in fiscal 2005 was $0.05 million and $0.09 million in fiscal 2004. No cash was used to purchase treasury shares in fiscal 2003.

During fiscal 2005, the company's debt proceeds net of re-paid debt was $1.2 million.

The following table summarizes the significant contractual obligations of the Company as of June 3, 2005:

Contractual Obligations              Total           2006          2007-2008       2009-2010     Thereafter
-----------------------              -----           ----          ---------       ---------     ----------
Long-Term Debt                  $  1,704,178  $      690,332  $    1,013,846  $     -0-      $      -0-
Purchase Commitment                  605,000         605,000          -0-           -0-             -0-
Salary Continuation Plan           1,839,797         103,912         234,413        274,941       1,226,531
                                   ---------         -------         -------        -------       ---------
Total Contractual Obligations   $  4,148,975  $    1,399,244  $    1,248,259  $     274,941  $    1,226,531
                                   =========       =========       =========        =======       =========


Other Commitments

The Company had letters of credit in the amount of $2,213,446 outstanding at June 3, 2005 to support the Company's commercial self-insurance program.

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line of credit debt at June 3, 2005 was $522,008 with an interest rate of 6.00%.

The Company's current ratio at year end was 1.54 to l.00.

 Available cash, cash from operations and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

OPERATING RESULTS

Net sales increased by 6% in fiscal year 2005, increased by 1% in fiscal year 2004, and decreased by 7.4% in fiscal year 2003. The increase in fiscal 2005 was primarily due to higher sales volume and improved pricing more than offset promotional spending.

Cost of sales as a percentage of net sales amounted to 53.7% in 2005, 52.5% in 2004, and 52.5% in 2003. The cost increase in 2005 was due primarily to higher energy costs.

Selling,  general and  administrative  expenses were 46.5% of net sales in 2005,
47.7% in 2004, and 49.4% in 2003. The 1.2% decrease for fiscal 2005 is attributed to the increase in net sales. The higher percentage cost for fiscal 2005 was due to significant increases in employee medical, workers' compensation, general and auto liability insurance costs, and energy costs.

The Company's effective tax rates for 2005, 2004, and 2003 were 115.7%, 221.3% and (27.9)%, respectively. Note 9 to the Consolidated Financial Statements provides additional information about the provision for income taxes.

OFF-BALANCE SHEET ARRANGEMENT

The Company entered into a five-year term product purchase agreement during the year ending June 1, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable based on the current market. The purchase product agreement as subsequently amended is described in more detail in Note 14 of the Notes to Consolidated Financial Statements.

MARKET RISK

The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its cash equivalents, investment securities and bank loans, and commodity prices affecting the cost of its raw materials.

The Company's cash equivalents consist of short-term marketable securities. Presently these are variable rate money market funds. Its bank loans also carry variable rates. Assuming year end 2005 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $284 and interest expense by $22,262.

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

RECENT DEVELOPMENTS

The Company continues to review and analyze its internal audit program and has directed senior management to dedicate resources and take steps to strengthen controls. The company engaged the services of a third party consultant to assist in its review and analysis. The Company is identifying and implementing actions to improve the effectiveness of procedures and internal controls, including enhanced training with respect to financial reporting and disclosure responsibilities.

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

In May, 2004, the FASB issued Staff Position (FSP) 106-2, "Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This Position provides guidance on the accounting, disclosure, effective date, and transition requirements related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. The adoption of this FSP had no impact on the Company's financial position, results of operation or cash flows.

In October, 2004, the American Jobs Creation Act of 2004 (The Act) was enacted into law. The FASB had issued Staff Position 109-1 and 109-2 to provide accounting and disclosure guidance relating to the enactment of this Act. The Act allows for a tax deduction of up to 9% (when fully phased-in) of the lesser of qualified production activities income" or taxable income as defined in the Act beginning in 2005. The tax benefits of this deduction are to be recognized in the year in which they are reported on the tax return. The Act also allows for a special one-time tax deductions of 85 percent of certain foreign earnings that are repatriated to a US taxpayer, provided certain criteria are met. The Company has not completed its evaluation of the effects of the Act on its future financial position.

In November 2004, The FASB issued SFAS No. 151, "Inventory Cost or Amendment of ARB No. 43, Chapter 4." This Statement amends AR 13 No. 43, to clarify abnormal amounts of facility expense, freight, handling costs and wasted material should be recognized in current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs on conversion be based on the normal capacity of the production facilities. This provision is effective for inventory costs incurred during fiscal years after June 15, 2005. SAFS No. 151 is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB revised its SFAS No. 123 (SFAS No. 123R), "Accounting for Stock Based Compensation." The revision established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services particularly transaction in which an entity obtains employee services in share based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to proved service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting For Nonmonetary Transactions," is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmentary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in the Company's fiscal year 2006. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.



ITEM 7 A.- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 14.

ITEM 8.- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiary for the year ended June 3, 2005, consisting of the following, are contained herein:

  Consolidated Balance Sheets              - As of June 3, 2005 and May 28, 2004

  Consolidated Statements of Operations    - Years ended 2005, 2004, and 2003

  Consolidated Statements of               - Years ended 2005, 2004, and 2003
    Cash Flows

  Consolidated Statements of Changes       -Years ended 2005, 2004, and 2003
    in Stockholders' Equity

  Notes to Consolidated Financial          - Years ended 2005, 2004, and 2003
    Statements

  Quarterly Results of Operations          - Years ended 2005, 2004, and 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of June 3, 2005 and May 28, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the three year period ended June 3, 2005. Our audits also included the financial statement schedule listed at
Item 15(a) 2. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of June 3, 2005 and May 28, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the three year period ended June 3, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considering in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the financial statements, effective May 29, 2004 the Company changed its accounting policy with respect to the casualty insurance liability.



Birmingham, Alabama                    DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP
August 5, 2005

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       As of June 3, 2005 and May 28, 2004
 ASSETS


                                                    2005              2004
                                                    ----              ----

CURRENT ASSETS
  Cash and cash equivalents                     $   371,204     $     565,195

  Receivables:
    Trade accounts                                7,656,766         7,445,741
    Other                                           191,165           231,410
                                                 -----------     -------------
                                                  7,847,931         7,677,151
    Less: Allowance for doubtful accounts           156,467           185,000
                                                 -----------     -------------
                                                  7,691,464         7,492,151
    Notes receivable, current                        49,558            45,760
                                                 -----------     -------------
                                                  7,741,022         7,537,911
                                                 -----------     -------------

  Inventories:
    Raw materials                                 1,100,715         1,198,534
    Finished goods                                2,869,352         2,504,515
                                                 -----------     -------------

                                                  3,970,067         3,703,049
                                                 -----------     -------------

  Prepaid expenses                                2,436,748         2,292,943
  Deferred income taxes                             589,946           618,803
                                                 -----------     -------------
         Total current assets                    15,108,987        14,717,901
                                                 -----------     -------------


PROPERTY, PLANT AND EQUIPMENT
  Land                                            3,030,974         3,030,974
  Buildings                                      16,670,043        16,925,279
  Machinery and equipment                        35,170,539        35,159,507
  Transportation equipment                       15,937,371        15,170,308
                                                 -----------     -------------
                                                 70,808,927        70,286,068
    Less: Accumulated depreciation               56,561,891        56,439,726
                                                 -----------     -------------

                                                 14,247,036        13,846,342
                                                 -----------     -------------
OTHER ASSETS
  Notes receivable, long-term                     1,770,428         1,819,986
  Cash surrender value of life insurance          2,581,358         2,648,567
  Other                                             693,938           589,760
                                                 -----------     -------------

    Total other assets                            5,045,724         5,058,313
                                                 -----------     -------------

    TOTAL                                       $34,401,747     $  33,622,556
                                                 ===========     =============

See Accompanying Notes to Consolidated Financial Statements

  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    2005             2004
                                                                    ----             ----
CURRENT LIABILITIES
  Checks outstanding in excess of bank balances                 $   1,493,153    $   1,293,534
  Accounts payable                                                  2,270,035        1,816,879
  Current portion of long-term debt                                   690,332          477,980
  Line of Credit Outstanding                                          522,008                -
  Other accrued expenses                                            4,701,726        4,334,798
  Salary continuation plan                                            103,912           95,948
                                                                 -------------    -------------

     Total current liabilities                                      9,781,166        8,019,139
                                                                 -------------    -------------

LONG-TERM LIABILITIES
  Note payable - bank, non-current                                  1,013,846          521,582
  Salary continuation plan                                          1,735,885        1,805,619
  Deferred income taxes                                               964,047          820,432
                                                                 ---------------  -------------

     Total long-term liabilities                                    3,713,778        3,147,633
                                                                 -------------    -------------


STOCKHOLDERS' EQUITY
  Common stock - $.66 2/3 par value:
  Authorized 35,000,000 shares;
     issued 13,828,793 shares                                       9,219,195        9,219,195
  Additional paid-in capital                                        6,497,954        6,497,954
  Retained earnings                                                15,867,248       17,363,237
  Treasury shares - at cost (1,993,463 shares in 2005 and
     1,975,963 shares in 2004)                                    (10,677,594)     (10,624,602)
                                                                 -------------    -------------

  Total stockholders' equity                                       20,906,803       22,455,784
                                                                 -------------    -------------







     TOTAL                                                      $  34,401,747    $  33,622,556
                                                                 =============    =============

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003




                                                               2005          2004          2003
                                                               ----          ----          ----

  Net sales                                       $     103,143,979  $ 97,583,493  $ 96,604,461
  Cost of sales                                          55,399,901    51,243,037    50,747,626
                                                   -----------------  ------------  ------------
  Gross margin                                           47,744,078    46,340,456    45,856,835

  Selling, general and administrative expenses           48,022,149    46,595,519    47,686,174
                                                   -----------------  ------------  ------------

  Operating (loss) income                                  (278,071)     (255,063)   (1,829,339)
                                                   -----------------  ------------  ------------

  Other income (expenses):
  Gain on sale of assets                                    107,382        13,861       304,221
  Interest expense                                         (255,132)     (219,608)     (268,489)
  Other income                                              520,862       498,613       506,296
                                                   -----------------  ------------  ------------

    Total other income (expenses)                           373,112       292,866       542,028
                                                   -----------------  ------------  ------------

    Income (loss) before income tax                          95,041        37,803    (1,287,311)
                                                   -----------------  ------------  ------------

       Provision for income taxes                           109,965        83,649      (359,546)
                                                   -----------------  ------------  ------------



    Net (loss) income                             $         (14,924) $    (45,846) $   (927,765)
                                                   =================  ============  ============

PER SHARE OF COMMON STOCK
  Net (loss) income                               $               -  $          -  $      (0.08)
  Basic earnings                                  $               -  $          -  $      (0.08)
                                                   =================  ============  ============
  Diluted earnings                                $               -  $          -  $      (0.08)
                                                   =================  ============  ============




See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003




                                                 Additional                                     Total
                                     Common       Paid-in       Retained     Treasury        Stockholders'
                                     Stock        Capital       Earnings      Shares            Equity
                                  ----------    ----------   ------------   -----------   -----------------


 Balance - May 31, 2002          $ 9,219,195   $ 6,497,954  $ 22,049,446  $ (10,533,177) $       27,233,418

   Net loss - 2003                        -             -       (927,765)             -            (927,765)

   Cash dividends paid                    -             -     (2,228,128)             -          (2,228,128)
                                  ----------    ----------   -----------   ------------   -----------------

     Balance - May 30, 2003        9,219,195     6,497,954     18,893,553   (10,533,177)         24,077,525

   Net loss - 2004                        -             -        (45,846)             -             (45,846)

   Cash dividends paid                    -             -     (1,484,470)                        (1,484,470)
   Treasury shares purchased              -             -             -         (91,425)           ( 91,425)
                                  ----------    ----------   -----------   ------------   -----------------

     Balance - May 28, 2004        9,219,195     6,497,954    17,363,237    (10,624,602)         22,455,784

   Net loss - 2005                        -             -        (14,924)             -             (14,924)
                                                                                                         -
   Cash dividends paid                    -             -     (1,481,065)             -          (1,481,065)
   Treasury shares purchased              -             -             -         (52,992)            (52,992)
                                  ----------    ----------   -----------   ------------   -----------------

    Balance - June 3, 2005       $ 9,219,195   $ 6,497,954  $ 15,867,248  $ (10,677,594) $       20,906,803
                                  ==========    ==========   ===========   ============   =================



See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003


                                                                 2005          2004          2003
                                                                 ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                              $102,944,666  $ 97,937,596  $ 98,174,808
  Interest income                                                150,685       154,944       161,735
  Rental income                                                   32,471        31,948        26,660
  Other operating cash payments                                  337,706       311,721       317,901
  Cash paid to suppliers & employees for cost of goods
   sold                                                      (53,551,622)  (49,827,013)  (48,092,338)
  Cash paid for suppliers & employees for selling, general
   & administrative                                          (47,233,583)  (45,894,592)  (46,369,119)
  Income taxes (paid)                                              3,902       430,216       626,349
  Interest expense                                              (255,132)     (219,608)     (268,489)
                                                             ------------  ------------  ------------

       Net cash provided by operating activities               2,429,093     2,925,212     4,577,507

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                   (2,700,674)     (973,076)     (851,111)
  Proceeds from sale of property, plant and equipment            139,644       155,288       399,690
  Collection of notes receivable                                  45,760        42,254       119,636
                                                             ------------  ------------  ------------

       Net cash used in investing activities                  (2,515,270)     (775,534)     (331,785)

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt proceeds                                               16,952,546    10,304,286    11,543,824
  Debt repayments                                            (15,725,922)  (11,727,633)  (13,121,345)
  Increase (decrease)  in checks outstanding in excess of
   bank
      balances                                                   199,619       136,426       535,782
  Purchases of treasury shares                                   (52,992)      (91,425)            -
  Cash dividends paid                                         (1,481,065)   (1,484,470)   (2,228,128)
                                                             ------------  ------------  ------------

       Net cash used in financing activities                    (107,814)   (2,862,816)   (3,269,867)

NET INCREASE (DECREASE)  IN CASH AND
  CASH EQUIVALENTS                                              (193,991)     (713,138)      975,855

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                              565,195     1,278,333       302,478
                                                             ------------  ------------  ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                               $    371,204  $    565,195  $  1,278,333
                                                             ============  ============  ============


See Accompanying Notes to Consolidated Financial Statements

   GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF  CASH FLOWS - CONTINUED
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003





                                                      2005        2004        2003
                                                      ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                             $  (14,924) $  (45,846) $ (927,765)
  Adjustment to reconcile net (loss)
   income to net cash
     provided by operating activities:
      Depreciation                               2,267,718   2,346,880   2,490,329
      Deferred income taxes                        172,472     (30,251)      1,433
      Gain on sale of property and equipment      (107,382)    (13,861)   (304,221)
    Change in receivables - net                   (199,313)    354,103   1,570,347
    Change in inventories                         (267,018)   (397,854)  1,443,303
    Change in prepaid expenses                    (143,805)    588,178     783,358
    Change in cash surrender value of insurance     67,209     114,172      22,597
    Change in other assets                        (104,178)    (93,585)    (19,214)
    Change in accounts payable                     453,156     115,945    (488,795)
    Change in accrued expenses                     366,928      45,350      60,940
    Change in salary continuation plan             (61,770)    (58,019)    (54,805)
                                                 ----------  ----------  ----------

      Net cash provided by operating
       activities                               $2,429,093  $2,925,212  $4,577,507
                                                 ==========  ==========  ==========

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The accounting and reporting policies of Golden Enterprises, Inc. and subsidiary ("Company") conform to accounting principles generally accepted in the United States of America and to general principles within the snack foods industry. The following is a description of the more significant accounting policies:

Nature of the Business
----------------------
The Company manufactures and distributes a full line of snack items that are sold through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States.

Consolidation
-------------
The consolidated financial statements include the accounts of Golden Enterprises, Inc. and its wholly-owned subsidiary, Golden Flake Snack Foods, Inc., (the "Company"). All significant inter-company transactions and balances have been eliminated.

Revenue Recognition
-------------------
The Company recognizes sales and related costs upon delivery or shipment of products to its customers. Sales are reduced by returns and allowances to customers.

Fiscal Year
-----------
The Company ends its fiscal year on the Friday closest to the last day in May. The year ended June 3, 2005 included the 53 weeks, May 28, 2004 and May 30, 2003 each included 52 weeks.

Fair Value of Financial Instrument
----------------------------------
The carrying amount of cash and cash equivalents, receivables, accounts payable and short and long-term debt approximate fair value.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation and amortization have been provided principally on the straight-line method over the estimated useful lives of the respective assets. Accelerated methods are used for tax purposes.

Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for renewals and betterments are capitalized and written off by depreciation and amortization charges. Property retired or sold is removed from the asset and related accumulated depreciation accounts and any profit or loss resulting therefrom is reflected in the statements of operations.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------


Self-Insurance
--------------
The Company is self-insured for certain casualty losses relating to automobile liability, general liability, workers' compensation, property losses and medical claims. The Company also has stop loss coverage to limit the exposure arising from these claims. Automobile liability, general liability, workers' compensation, and property losses costs are covered by letters of credit with the company's claim administrators.

As discussed in Note 3, the Company changed its accounting policy with respect to these casualty insurance liabilities in the fourth quarter of fiscal 2005. The Company now uses a third-party actuary to estimate the casualty insurance obligations on an annual basis, using the fully developed actuarial method of accounting for the self-insurance liability. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors.


Advertising
-----------
The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Advertising expense amounted to $6,000,563, $5,115,582 and $5,953,137 for the fiscal years 2005, 2004 and 2003, respectively.

Income Taxes
------------
Deferred income taxes are provided using the liability method to measure tax consequences resulting from differences between financial accounting standards and applicable income tax laws. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on date of enactment.

Segment Information
-------------------
The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions. The Company's sales are generated primarily within the Southeastern United States.

Stock Options
-------------
The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. No stock-based compensation cost has been recognized in operations for stock options granted because the option exercise price was equal to or more than the market price of the underlying common stock on the date of grant.

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

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL - CONTINUED
      For the Fiscal Year Ended June 3, 2005, May 28, 2004 and May 30, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


The following table represents the pro forma effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value based method recognition provisions of SFAS No 123 to stock-based employee compensation:


                                                                             Year End
                                                            -------------------------------------------


                                                                   2005           2004            2003
                                                                   ----           ----            ----
Net (loss) income as reported                              $    (14,924)  $    (45,846)  $    (927,765)
Deduct: total stock-based employee compensation expense
 determined under fair value based method for all
  awards,
 net of related tax effects                                     (10,458)       (12,291)        (12,660)
                                                            ------------   ------------   -------------
 Pro forma net (loss) income                               $    (25,382)       (58,137)       (940,425)
                                                            ============   ============   =============

(Loss) earnings per share:
 Basic - as reported                                       $          -   $          -   $       (0.08)
                                                            ============   ============   =============
 Basic - Pro forma                                         $          -   $          -   $       (0.08)
                                                            ============   ============   =============

 Diluted - as reported                                     $          -   $          -   $       (0.08)
                                                            ============   ============   =============
 Diluted - Pro forma                                       $          -   $          -   $       (0.08)
                                                            ============   ============   =============



Shipping and Handling Costs
---------------------------
Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company are classified as Selling, General and Administrative (SG&A) expenses. Shipping and handling costs classified as SG&A amounted to $2,788,746 million, $2,347,827 million and $2,339,726 million for the fiscal years 2005, 2004 and 2003, respectively.

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

Recent Issued Accounting Pronouncements
---------------------------------------
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of assets. The Company adopted SFAS No. 143 on June 1, 2003 and the adoption did not have a material impact on the Company's consolidated financial statements.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

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

In May, 2004, the FASB issued Staff Position (FSP) 106-2, "Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This Position provides guidance on the accounting, disclosure, effective date, and transition requirements related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. The adoption of this FSP had no impact on the Company's financial position, results of operation or cash flows.

In October, 2004, the American Jobs Creation Act of 2004 (The Act) was enacted into law. The FASB had issued Staff Position 109-1 and 109-2 to provide accounting and disclosure guidance relating to the enactment of this Act. The Act allows for a tax deduction of up to 9% (when fully phased-in) of the lesser of qualified production activities income" or taxable income as defined in the Act beginning in 2005. The tax benefits of this deduction are to be recognized in the year in which they are reported on the tax return. The Act also allows for a special one-time tax deductions of 85 percent of certain foreign earnings that are repatriated to a US taxpayer, provided certain criteria are met. The Company has not completed its evaluation of the effects of the Act on its future financial position.

In November 2004, The FASB issued SFAS No. 151, "Inventory Cost or Amendment of ARB No. 43, Chapter 4." This Statement amends AR 13 No. 43, to clarify abnormal amounts of facility expense, freight, handling costs and wasted material should be recognized in current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs on conversion be based on the normal capacity of the production facilities. This provision is effective for inventory costs incurred during fiscal years after June 15, 2005. SAFS No. 151 is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB revised its SFAS No. 123 (SFAS No. 123R), "Accounting for Stock Based Compensation." The revision established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services particularly transaction in which an entity obtains employee services in share based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to proved service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting For Nonmonetary Transactions," is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmentary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in the Company's fiscal year 2006. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.


Reclassifications
-----------------
Certain items included in prior years' consolidated financial statements have been reclassified to conform to current year presentation.


NOTE 2- CHANGE IN CASH FLOW PRESENTATION
----------------------------------------

During the year ended June 3, 2005, the Company changed its method of presenting the statement of cash flows for operating activities from the indirect method (which adjusts net income to remove the effects of noncash operating transactions) to the direct method (which shows principal components of operating cash receipts and payments). This change has been applied retroactively to the 2004 and 2003 statement of cash flows.

         GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003

NOTE 3 - CHANGE IN ACCOUNTING POLICY
------------------------------------


The Company changed its accounting policy in the fourth quarter of fiscal 2005 with regard to casualty insurance reserves. The effect of this accounting change was to adopt this policy as of the beginning of fiscal 2005 (May 29, 2004). Previously, casualty insurance reserves were calculated using the case reserves method. The Company changed this accounting policy to the fully developed actuarial method of estimating insurance reserves. This change in accounting policy was made to improve the quality of the accounting estimate. The fully developed method reflects future costs inherent in the total population of claims including claims reported and IBNR (incurred but not reported). The estimate includes the recognition of inflation trends and the fact that injuries may become more severe over time. The cumulative effect of this change in accounting policy did not have a material effect on the financial statements. The accounting change also increased net income before the cumulative effect in 2005 by $240,028 ($.02) per share. The effect on income in 2004 and 2003 has not been determined. Quarterly results for 2005 reflecting this change in accounting are included in Note 16, Quarterly Results of Operations. Pro forma earnings per share amounts for previous quarter, assuming the new policy was applied retroactively, are as follows:


                                                              First         Second         Third
                                                            ----------  --------------  ------------
Basic earnings per share
    Net income (loss) - as reported                        $    0.02   $            -  $      (0.04)
    Net income (loss) - pro forma                               0.01                -         (0.01)

Diluted earnings per share
    Net income (loss) - as reported                        $    0.02   $            -  $      (0.04)
    Net income (loss) - pro forma                               0.01                -         (0.01)


NOTE 4- NOTES RECEIVABLE
------------------------

Notes receivable as of June 3, 2005 and May 28, 2004 consist of the following:
                                                                                2005           2004
                                                                                ----           ----
    8% note, due in 120 monthly installments of $3,640
     through November 1, 2010, collateralized by property              $     193,836   $    220,823

    8% note, due in 360 monthly installments of $12,474
    through November 1, 2030, collateralized by property                   1,626,150      1,644,923
                                                                        -------------   ------------
                                                                           1,819,986      1,865,746
      Less current portion                                                    49,558         45,760
                                                                        -------------   ------------
                                                                       $   1,770,428   $  1,819,986
                                                                        =============   ============

      Maturities at Year End
                                                     2007           .  $      53,672
                                                     2008             .       58,126
                                                     2009             .       62,951
                                                     2010             .       68,176
                                                     2011             .       51,628
                                                Thereafter            .    1,475,875

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003


NOTE 5 - PREPAID EXPENSES
-------------------------

At June 3, 2005 and May 28, 2004, prepaid expenses consist of the following:

                                                                            2005          2004
                                                                            ----          ----

 Prepaid slotting fees                                               $   421,198  $    376,295
 Other prepaid expenses                                                2,015,550     1,916,648
                                                                      -----------  ------------

                                                                     $ 2,436,748  $  2,292,943
                                                                      ===========  ============

NOTE 6 - OTHER ACCRUED EXPENSES
-------------------------------

At June 3, 2005 and May 28, 2004, other accrued expenses consist of the following:

                                                                            2005          2004
                                                                            ----          ----

 Accrued payroll                                                     $   468,047  $    450,214
 Self insurance liability                                              1,931,800     1,969,332
 Accrued vacation                                                      1,410,187     1,463,539
 Other accrued expenses                                                  891,692       451,713
                                                                      -----------  ------------

                                                                     $ 4,701,726  $  4,334,798
                                                                      ===========  ============

NOTE 7- LINE OF CREDIT
----------------------

The Company has a line of credit agreement with a local bank which permits borrowing up to $2 million. The balance on the line of credit at June 3, 2005 was $522,008 a rate of 6.00%. The line of credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application.



NOTE 8 - LONG-TERM LIABILITIES
------------------------------


  At June 3, 2005 and May 28, 2004, long-term debt consists of the following:
                                                                            2005          2004
                                                                            ----          ----
  Note payable - bank - payable in equal monthly installments of
  $65,108 including interest at the LIBOR index rate plus
   1.75%
  (4.84% at June 3, 2005) through September 30, 2007, secured
  by equipment                                                       $ 1,704,178  $    999,562

   Less: current portion                                                 690,332       477,980
                                                                      -----------  ------------

                                                                     $ 1,013,846  $    521,582
                                                                      ===========  ============

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003


NOTE 8- LONG-TERM LIABILITIES - CONTINUED
-----------------------------------------


  Maturities at June 3, 2005
                                                   2007                $     733,518
                                                   2008                      280,328

Other long-term obligations at June 3, 2005 and May 28, 2004 consist of the following:
                                                                                2005          2004
                                                                                ----          ----

   Salary continuation plan                                            $   1,839,797   $ 1,901,567
   Less current portion                                                     (103,912)      (95,948)
                                                                        -------------   -----------

                                                                       $   1,735,885   $ 1,805,619
                                                                        =============   ===========


The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives. The Company recognized compensation expense of approximately $34,178, $30,576 and $27,000 for fiscal 2005, 2004 and 2003, respectively.


NOTE 9 - INCOME TAXES
---------------------

 At June 3, 2005, May 28, 2004 and May 30, 2003 the provision for income taxes consists of the following:

                                                                2005            2004          2003
                                                                ----            ----          ----
Current:
 Federal                                                  $  (55,620)  $     101,350   $  (320,635)
 State                                                        (6,890)         12,550       (40,342)
                                                           ----------   -------------   -----------

                                                             (62,510)        113,900      (360,977)
Deferred:
 Federal                                                     155,191         (27,859)        1,272
 State                                                        17,284          (2,392)          159
                                                           ----------   -------------   -----------

                                                             172,475         (30,251)        1,431
                                                           ----------   -------------   -----------

Total                                                     $  109,965   $      83,649   $  (359,546)
                                                           ==========   =============   ===========

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003


NOTE 9- INCOME TAXES - CONTINUED
--------------------------------

The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and actual tax follows:


                                                                 2005           2004           2003
                                                                 ----           ----           ----

 Tax on income at statutory rates                         $    32,327   $     12,853   $   (437,685)
 (Decrease) increase resulting from:
  State income taxes, less Federal income tax effect           (4,547)         8,741        (26,894)
  Tax exempt interest                                          (1,142)        (1,388)        (1,356)
  Change in valuation allowance                                57,559         55,000        120,000
  Other - net                                                  25,768          8,443        (13,611)
                                                           -----------   ------------   ------------

   Total                                                  $   109,965   $     83,649   $   (359,546)
                                                           ===========   ============   ============

The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:


                                                                                2005           2004
                                                                                ----           ----
 Deferred tax assets
  Salary continuation plan                                              $    674,654   $    697,305
  Accrued vacation                                                           517,116        536,680
  Contribution carryforward                                                  383,657        229,588
  Inventory capitalization                                                    21,471         65,688
  Allowance for doubtful accounts                                             57,377         67,840
  Other accrued expenses                                                     164,241         86,582
                                                                         ------------   ------------

   Gross defered tax assets before valuation allowance                     1,818,516      1,683,683
   Less valuation allowance                                                 (232,559)      (175,000)
                                                                         ------------   ------------

 Total deferred tax assets                                                 1,585,957      1,508,683
                                                                         ------------   ------------

 Deferred tax
  liabilities
  Property and equipment                                                   1,805,605      1,572,325
  Prepaid expenses                                                           154,453        137,987
                                                                         ------------   ------------
 Total deferred tax liabilities                                            1,960,058      1,710,312
                                                                         ------------   ------------

   Net deferred tax liability                                           $   (374,101)  $   (201,629)
                                                                         ============   ============

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003


NOTE 10- EMPLOYEE BENEFIT PLANS
-------------------------------


The Company has trusteed "Qualified Profit-Sharing Plans" that were amended and restated effective June 1, 1996 to add a 401(k) salary reduction provision. Under this provision, employees can contribute up to fifty percent of their compensation to the plan on a pretax basis subject to regulatory limits; and the Company, at its discretion, can match up to 4 percent of the participants' compensation. The annual contributions to the plans are determined by the Board of Directors. Total plan expenses for the years ended June 3, 2005, and May 28, 2004 and May 30, 2003 were $129,529, $94,683, and $231,332, respectively.

The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual contributions to the plan are amounts determined by the Board of Directors of the Company. Annual contributions are made in cash or common stock of the Company. The Employee Stock Ownership Plan expenses for the years ended June 3, 2005, May 28, 2004 and May 30, 2003 were $-0-. Each participant's account is credited with an allocation of shares acquired with the Company's annual contributions, dividends received on ESOP shares and forfeitures of terminated participants' nonvested accounts.

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


                                                                          2005           2004
                                                                          ----           ----

  Accrued Salary Continuation Plan - beginning of year              $1,901,567   $  1,959,586

  Benefits Accrued                                                      34,178         30,576

  Benefits Paid                                                        (95,948)       (88,595)
                                                                     ----------   ------------

  Accrued Salary Continuation Plan - end of year                    $1,839,797   $  1,901,567
                                                                     ==========   ============


NOTE 11 - LONG-TERM INCENTIVE PLANS
-----------------------------------

The Company has a long-term incentive plan currently in effect under which future stock option grants may be issued. This Plan (the 1996 Plan) is administered by the Stock Option Committee of the Board of Directors, which has sole discretion, subject to the terms of the Plan, to determine those employees, including executive officers, eligible to receive awards and the amount and type of such awards. The Stock Option Committee also has the authority to interpret the Plan, formulate the terms and conditions of award agreements and make all other determinations required in the administration thereof. All options outstanding at the end of the 2005, 2004, and 2003 are exercisable.

The 1996 Plan provides for the granting of Incentive Stock Options as defined under the Internal Revenue Code. Under the Plan, grants may be made to selected officers and employees, of incentive stock option with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company's stock at the date of grant.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
         For the Years Ended June 3, 2005, May 28, 2004 and May 30, 2003


NOTE 11 - LONG-TERM INCENTIVE PLANS - CONTINUED
-----------------------------------------------

Five hundred thousand shares of the Company's stock have been reserved for issuance under this Plan. The following is a summary of transactions:



Shares Under Option                  2005                   2004                   2003
                             --------------------- ----------------------  ---------------------
                                         Weighted               Weighted               Weighted
                                          Average               Average                Average
                                         Exercise               Exercise               Exercise
                              Shares      Price      Shares      Price      Shares      Price
                             ---------  ---------- ----------  ----------  ---------  ----------
Outstanding - beginning of
 year                         369,000  $     3.78    369,000  $     3.78     40,000  $     3.50
 Granted                            -           -          -           -    330,000        3.81
 Exercised                          -           -          -           -     (1,000)       3.81
 Forfeited                          -           -          -           -          -           -
 Cancelled                          -           -          -           -          -           -
                             ---------  ---------- ----------  ----------  ---------  ----------

Outstanding - end of year     369,000  $     3.78    369,000  $     3.78    369,000  $     3.78
                             =========  ========== ==========  ==========  =========  ==========


Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employees stock options under the fair value method. The per share weighted average fair value of the stock options granted during fiscal 2002 was $.25. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate 5.05 percent; dividend yield 6.56 percent; expected option life of 5 years; and expected volatility of 15 percent. No options were granted during 2005 or 2004.

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003


NOTE 12 - NET INCOME PER SHARE
------------------------------

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock, as prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share". Options to purchase 369,000 shares of common stock at June 3, 2005 and May 28, 2004 were not included in the computation of diluted earnings per share because the options' exercise price were greater than the average market price of the common shares and, therefore, the effect would be antidulutive. The following reconciles the information used to compute basic and diluted earnings per share:



                                                                Average Common Stock Shares
                                                         -----------------------------------------

                                                                 2005           2004         2003
                                                          ------------  -------------  -----------

 Basic weighted average shares outstanding                 11,846,419     11,879,891   11,883,305
 Effect of options                                                  -              -            -
                                                          ------------  -------------  -----------

 Diluted shares                                            11,846,419     11,879,891   11,883,305
                                                          ============  =============  ===========


NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------------------------

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

The fair value of notes receivable is estimated by using a discount rate that approximates the current rate for comparable notes. At June 3, 2005 and May 28, 2004 the aggregate fair value was approximately $2,364,641 and $2,437,778 compared to a carrying amount of $1,819,986 and $1,865,746, respectively.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003


NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -CONTINUED
--------------------------------------------------------------------------

The interest rate on the Company's long-term debt is reset monthly to reflect the 30 day LIBOR rate. Consequently, the carrying value of the bank debt approximates fair value.

The carrying value of the Company's salary continuation plan and accrued liability approximates fair value because present value is used in accruing this liability.

The Company does not hold or issue financial instruments for trading purposes and has no involvement with forward currency exchange contracts.



NOTE 14 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Rental expense was $316,724 in 2005,  $493,028 in 2004, and $498,031 in 2003. At
June 3, 2005, the Company was not obligated under any significant operating leases.

The Company leases its airplane to a major shareholder of the Company for approximately $20,000 per month. The lease provides for their personal use of the airplane for up to 100 flight hours per year and is for a term of one year with automatic renewal at the option of either party.

The Company had letters of credit in the amount of $2,213,446 outstanding at June 3, 2005 to support the Company's commercial self-insurance program. The Company pays a commitment fee of 0.50% to maintain the letters of credit.

The Company entered into a five-year term product purchase commitment during the year ending June 1, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the unit purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable, based on current market. Subsequently, in September 2002, the product purchase agreement was amended to fix the purchase unit price and establish specific annual quantities. As of June 3, 2005 the Company's outstanding purchase commitments were as follows:


                     Years ending                               Amount
                                                             -----------

                       2006                                 $   605,000

The Company has entered into various other short term purchase commitments with suppliers for raw materials in the normal course of business.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003


NOTE 15 -CONCENTRATIONS OF CREDIT RISK
--------------------------------------

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


NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------

The following is a summary of the unaudited quarterly results of operations of the years ended June 3, 2005 and May 28, 2004.


                                                                   Per Share
                                                    Net (Loss)    Net (Loss)
                                     Net Sales       Income          Income
                                  --------------- ------------   -------------

 Quarter
 -------
 2005
 ----
      First                        $  24,766,426   $   65,737   $        0.01
      Second                          24,851,760       47,151               -
      Third                           27,012,648     (136,754)          (0.01)
      Fourth                          26,513,145        8,942               -
                                    -------------   ----------   -------------
           For the year            $ 103,143,979   $  (14,924)  $           -
                                    =============   ==========   =============

 2004
 ----
      First                        $  24,580,778   $  431,692   $        0.04
      Second                          23,296,981     (196,021)          (0.02)
      Third                           24,102,358     (606,028)          (0.05)
      Fourth                          25,603,376      324,511            0.03
                                    -------------   ----------   -------------
           For the year            $  97,583,493   $  (45,846)  $           -
                                    =============   ==========   =============

Quarterly net income amounts for 2005 have been adjusted from amounts reported in the Company's 10-Q's to reflect the change in accounting discussed in Note 3.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003


NOTE 17 - SUPPLEMENTARY STATEMENT OF INCOME INFORMATION
-------------------------------------------------------

The following tabulation gives certain supplementary statement of income information for continuing operations for the years ended June 3, 2005, May 28, 2004, and May 30, 2003:

                                            2005          2004           2003
                                            ----          ----           ----

Maintenance and repairs              $   6,036,556  $  5,914,221   $  5,625,851
Depreciation                             2,267,718     2,346,880      2,490,329
Payroll taxes                            2,379,888     2,241,443      2,337,330
Advertising costs                        6,000,563     5,115,582      5,953,137

Amounts for other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.

ITEM 9. -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. - CONTROLS AND PROCEDURES

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal year ended June 3, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the fiscal year ended June 3, 2005, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods.


ITEM 9B. - OTHER INFORMATION

Not Applicable.
                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     With the exception of information set forth under the caption "Executive Officers of the Registrant and Its Subsidiary" which appears in Part I of this Form 10-K on Page 5, the information required by this item is incorporated by reference to the sections entitled "Election of Directors," "Additional Information Concerning the Board of Directors," "Executive Compensation and Other Information" and "Code of Conduct and Ethics" of the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders to be held September 22, 2005.


ITEM 11. - EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the sections entitled "Executive Compensation and Other Information" of the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders to be held September 22, 2005. See Item 5 of this Annual Report on Form 10-K for information concerning the Company's equity compensation plans.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance," of the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders to be held September 22, 2005.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the section entitled "Certain Transactions" of the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders to be held September 22, 2005.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES


     The information required by this item is incorporated by reference to the section entitled "Independent Accountants" of the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders to be held September 22, 2005.

     Prior to September 29, 2005, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                                     PART IV

                   ITEM 15.- EXHIBITS AND FINANCIAL STATEMENT
                                    SCHEDULES

  (a) 1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

Consolidated Balance Sheets - June 3, 2005 and May 28, 2004

Consolidated Statements of Operations- Years ended June 3, 2005, May 28, 2004, and May 30, 2003

Consolidated Statements of Changes in Stockholders' Equity- Years ended June 3, 2005, May 28, 2004 and May 30, 2003

Consolidated Statements of Cash Flows- Years ended June 3, 2005, May 28, 2004, and May 30, 2003

Notes to Consolidated Financial Statements

The following  consolidated financial statements schedule is included in Item 16
(d):

Schedule II- Valuation and Qualifying Accounts

All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

Section 3.           Exhibits

(3)             Articles of Incorporation and By-laws of Golden Enterprises,
                Inc.

3.1             Certificate of Incorporation of Golden Enterprises, Inc.
                (originally known as "Golden Flake, Inc.") dated December 11, 1967 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

3.2 Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated December 22, 1976 (incorporated by reference to Exhibit 3.2 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

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

(14)            Code of Ethics

14.1 Golden Enterprises, Inc.'s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission)

(18)            Letter Re: Change in Accounting Principles

18.1 Letter from the Registrant's Independent Accountant dated August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 3, 2005.

(31)            Certifications

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)    Additional Exhibits

99.1 A copy of excerpts of the Last Will and Testament and Codicils thereto of Sloan Y. Bashinsky, Sr. and of the SYB Common Stock Trust created by Sloan Y. Bashinsky, Sr. providing for the creation of a Voting Committee to vote the shares of common stock of Golden Enterprises, Inc. held by SYB, Inc. and the Estate/Testamentary Trust of Sloan Y. Bashinsky, Sr.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ENTERPRISES, INC.

By /s/Patty Townsend                                             August 29, 2005
--------------------                                             ---------------
Patty Townsend                                                        Date
Vice President, Secretary and Principal Financial
Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                  Title                             Date
         ---------                  -----                             ----

/s/John S. Stein             Chairman of Board                   August 29, 2005
--------------------------
John  S. Stein


/s/Mark W. McCutcheon        Chief Executive                     August 29, 2005
--------------------------   Officer, President and Director
Mark W. McCutcheon


/s/Patty Townsend            Vice President, Secretary and       August 29, 2005
--------------------------   Principal Financial Officer
Patty Townsend


/s/F. Wayne Pate             Director                            August 29, 2005
--------------------------
F. Wayne Pate


/s/Edward R. Pascoe          Director                            August 29, 2005
--------------------------
Edward R. Pascoe


/s/John P. McKleroy, Jr.     Director                            August 29, 2005
--------------------------
John P. McKleroy, Jr.


                             Director                            August 29, 2005
--------------------------
James I. Rotenstreich


/s/John S.P. Samford         Director                            August 29, 2005
--------------------------
John S.P. Samford


/s/J. Wallace Nall, Jr.      Director                            August 29, 2005
--------------------------
J. Wallace Nall, Jr.


/s/Joann F. Bashinsky        Director                            August 29, 2005
--------------------------
Joann F. Bashinsky

                                   SCHEDULE II


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

     For the Fiscal Years Ended June 3, 2005, May 28, 2004 and May 30, 2003



                                                                    Additions
                                                  Balance at        Charged to                             Balance
                                                  Beginning          Costs and                              at End
Allowance for Doubtful Accounts                    of Year           Expenses           Deductions         of Year
--------------------------------------------    --------------     --------------     ---------------    -------------



Year ended May 30, 2003                           $196,100           $224,722            $224,722          $196,100
                                                ==============     ==============     ===============    =============

Year ended May 28, 2004                           $196,100           $131,771            $142,871          $185,000
                                                ==============     ==============     ===============    =============

Year ended June 3, 2005                           $185,000           $174,455            $202,988          $156,467
                                                ==============     ==============     ===============    =============

                                INDEX TO EXHIBITS
                                -----------------
                                                                            Page
                                                                            ----



3.1 Certificate of Incorporation of Golden Enterprises, Inc. (originally known as "Golden Flake, Inc.") dated December 11, 1967 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

3.2 Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated December 22, 1976 (incorporated by reference to Exhibit 3.2 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

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

10.2 Amended and Restated Salary Continuation Plans for John S. Stein (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. May 31, 1990 Form 10-K filed with the
        Commission). Page 10.3 Indemnity Agreement executed by and between the Company and J. Wallace Nall, Jr. (incorporated by reference as Exhibit 19.4 to Golden Enterprises, Inc. May 31, 1991 Form 10-K filed with the Commission).

                                                                            Page
                                                                            ----

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

                                                                            Page
                                                                            ----

10.15 Trust Under Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.7 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

14.1 Golden Enterprises, Inc.'s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

(18)    Letter Re: Change in Accounting Principles

18.1    Letter  from the  Registrant's  Independent  Accountant  dated        52
        August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 3, 2005.

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission)

31.1    Certification  of Chief Executive  Officer pursuant to Section        54
        302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification  of Chief Financial  Officer pursuant to Section        55
        302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification  of Chief Executive  Officer pursuant to Section        56
        906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification  of Chief Financial  Officer pursuant to Section        57
        906 of the  Sarbanes-Oxley  Act  of  2002.

99.1    A copy of excerpts of the Last Will and Testament and Codicils        58
        thereto  of Sloan Y. Bashinsky,  Sr. and of the SYB Common
        Stock Trust created by Sloan Y. Bashinsky, Sr. providing for the creation of a Voting Committee to vote the shares of common stock of Golden Enterprises, Inc. held by SYB, Inc. and the Estate/Testamentary Trust of Sloan Y. Bashinsky, Sr.