Form 10-Q
period 2005-09-02
GOLDEN ENTERPRISES INC
filed 2005-10-11
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended September 2, 2005

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                                 to
                               -------------------------------    --------------

Commission file number                                      0-4339
                               -----------------------------------



                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

          DELAWARE                                           63-0250005

(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 One Golden Flake Drive
    Birmingham, Alabama                                         35205
------------------------------------------------          ----------------------
(Address of Principle Executive Offices)                     (Zip Code)

                                 (205) 458-7316
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2005.

                                                    Outstanding at
         Class                                     September 30, 2005
         -----                                     ------------------
Common Stock, Par Value $0.66 2/3                     11,835,330

                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.             FINANCIAL INFORMATION                                                         Page No.

Item 1              Consolidated Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheets
                    September 2, 2005 (unaudited) and June 3, 2005                                   3

                    Condensed Consolidated Statements of Operations (unaudited)
                    Thirteen Weeks Ended September 2, 2005 and August 27, 2004
                                                                                                     4
                    Condensed Consolidated Statements of Cash Flows
                    (unaudited)- Thirteen Weeks Ended September 2, 2005 and
                    August 27, 2004                                                                  5

                    Notes to Condensed Consolidated Financial
                    Statements (unaudited)                                                           7

                    Report of Independent Registered Public Accounting Firm                          10

Item 2              Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                              11

Item 3              Quantitative and Qualitative
                    Disclosure About Market Risk                                                     16

Item 5              Controls and Procedures                                                          16

Part II.            OTHER INFORMATION

Item 1              Legal Proceedings

Item 2              Unregistered Sales of Equity Securities and Use of Proceeds

Item 3              Defaults Upon Senior Securities

Item 4              Submission of Matters to a Vote of Security Holders

Item 5              Other Information

Item 6              Exhibits


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                     September 2,           June 3,
                                                                                         2005                2005
                                                                                   -----------------     ---------------
                                                                                     (Unaudited)            (Audited)
                          ASSETS



Cash and cash equivalents                                                               $   290,087           $ 371,204
Receivables, net                                                                          7,798,869           7,691,464
Note Receivable, current                                                                     50,556              49,558
     Inventories:
Raw material and supplies                                                                 1,188,764           1,100,715
Finished goods                                                                            2,662,266           2,869,352
                                                                                          ---------           ---------

                                                                                          3,851,030           3,970,067
                                                                                          ---------           ---------



  Prepaid expense                                                                         2,753,424           2,436,748
Deferred income taxes                                                                       589,946             589,946
                                                                                            -------             -------
Total current assets                                                                     16,008,567          15,108,987
                                                                                         ----------          ----------


Property, plant and equipment, net                                                       14,053,257          14,247,036
Long-term Note Receivable                                                                 1,757,409           1,770,428
Other assets                                                                              3,249,334           3,275,296
                                                                                         ----------          ----------


                                                                                        $34,393,912        $ 34,401,747
                                                                                         ==========        ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:

Checks outstanding in excess of bank balances                                           $ 1,532,543        $  1,493,153
Accounts payable                                                                          2,889,214           2,270,035
Other accrued expenses                                                                    4,615,471           4,701,726
Salary continuation plan                                                                    106,004             103,912
Bank note                                                                                   723,702             690,332
Line of credit outstanding                                                                  565,678             522,008
                                                                                            -------             -------

Total current liabilities                                                                10,432,612           9,781,166
                                                                                         ----------           ---------

     Long-Term Liabilities:
Note payable-bank, non-current                                                              806,447           1,013,846
Salary Continuation Plan                                                                  1,718,101           1,735,885
                                                                                          ---------           ---------

Total long-term liabilities                                                               2,524,548           2,749,731
                                                                                          ---------           ---------

Deferred income taxes                                                                       964,047             964,047
                                                                                            -------             -------

     Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares                                                                  9,219,195           9,219,195
Additional paid-in capital                                                                6,497,954           6,497,954
Retained earnings                                                                        15,433,150          15,867,248
                                                                                         ----------          ----------

                                                                                         31,150,299          31,584,397

Less:  Cost of common shares in treasury (1,993,463 at
          September 2, 2005 and June 3, 2005)                                          (10,677,594)        (10,677,594)
                                                                                       ------------        ------------

Total stockholders' equity                                                               20,472,705          20,906,803
                                                                                         ----------          ----------

     Total                                                                              $34,393,912        $ 34,401,747
                                                                                       ============        ============

See Accompanying Notes to Condensed Consolidated Financial Statements


GOLDEN ENTERPRISES, INC. AND SUBSIDARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                                Thirteen Weeks Ended
                                                                                            September 2,        August 27,
                                                                                               2005                 2004
                                                                                        ------------------------------------


Net Sales                                                                             $         26,031,836  $      24,766,426
Cost of sales                                                                                   14,227,905         13,022,389
                                                                                        -------------------    ---------------
Gross margin                                                                                    11,803,931         11,744,037


Selling, general and administrative expenses                                                    11,965,810         11,549,736
                                                                                        -------------------    ---------------
  Operating (loss) income                                                                        (161,879)            194,301
                                                                                        -------------------    ---------------
Other income (expenses):
  Investment income                                                                                 36,875             37,519
  Gain on sale of assets                                                                            78,634             12,952
  Other income                                                                                       8,868             98,669
  Interest expense                                                                                (64,231)           (44,916)
                                                                                        -------------------    ---------------
  Total other income (expenses)                                                                     60,146            104,224
                                                                                        -------------------    ---------------

(Loss) income before taxes                                                                       (101,733)            298,525
Provision for income taxes                                                                        (37,491)            110,350
                                                                                        -------------------    ---------------
Net (loss) income                                                                     $           (64,242)  $         188,175
                                                                                        ===================    ===============

PER SHARE OF COMMON STOCK:
  Basic earnings                                                                      $             (0.01)  $            0.02
  Diluted earnings                                                                    $             (0.01)  $            0.02

Weighted average number of common stock shares outstanding:
  Basic                                                                                         11,835,330         11,852,830
  Diluted                                                                                       11,861,949         11,852,830

Cash dividends paid per share of common
Stock                                                                                 $             0.0313  $          0.0313
                                                                                        ===================    ===============
                                                                                        ===================    ===============

See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  Thirteen Weeks Ended

                                                                                                September 2, August 27,
                                                                                                    2005        2004
                                                                                                ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Cash received from customers                                                                  $25,924,431 $24,838,946
  Interest income                                                                                    36,875      37,519
  Rental income                                                                                       8,556       5,440
  Other operating cash payments                                                                         312      93,229
  Cash paid to suppliers & employees for cost of goods sold                                     (13,070,741)(12,428,973)
  Cash paid to suppliers & employees for selling, general & administrative                      (12,164,284)(11,305,812)
  Income taxes (paid)                                                                                   -0-         -0-
  Interest expenses paid                                                                            (64,231)    (44,916)
                                                                                                ------------ -----------
  Net cash from operating activities                                                                670,918   1,195,433

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property plant & equipment                                                           (413,931)   (825,128)
  Proceeds from sale of property, plant & equipment                                                 110,700      32,143
  Collection of notes rec.                                                                           12,021      11,099
                                                                                                ------------ -----------
  Net cash used in investing activities                                                            (291,210)   (781,886)

CASH FLOWS FROM FINANCING ACTIVITIES

  Debt proceeds                                                                                   5,378,745   1,506,662
  Debt repayments                                                                                (5,509,104)   (999,562)
  Increase  in checks outstanding in excess of bank balance                                          39,390     119,934
  Purchases of treasury shares                                                                          -0-         -0-
  Proceeds from exercise of stock options                                                               -0-         -0-
  Cash dividends paid                                                                              (369,856)   (370,403)
                                                                                                ------------ -----------
  Net cash (used in) provided by financing activities                                              (460,825)    256,631

Net change in cash and cash equivalents                                                             (81,117)    670,178
Cash and Cash equivalents at beginning of period                                                    371,204     565,195
                                                                                                ------------ -----------
Cash and Cash equivalents at end of period                                                      $   290,087  $1,235,373
                                                                                                ============ ===========


GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)CONTINUED...

Reconciliation of Net Income to Net Cash from Operating Activities

CASH FLOWS FROM OPERATING ACTIVITIES






                                                                           Thirteen Weeks Ended

                                                                   September 2,            August 27,
                                                                       2005                   2004
                                                                 --------------------------------------



 Net (Loss) income                                               $       (64,242)      $        188,175
 Adjustment to reconcile net (loss) income  to net
   cash provided by operating activities:
   Depreciation and amortization                                         575,644                547,387
   Deferred income taxes                                                     -0-                (60,191)

   Gain on sale of property and equipment                                (78,634)               (12,952)

Changes in operating assets and liabilities:
Change in receivable- net                                               (107,405)                72,520
Change in inventories                                                    119,037               (338,889)
Change in pre-paid expenses                                             (316,676)                (3,652)
Change in other assets- long term                                         25,962                (20,487)
Change in accounts payable                                               619,179                932,305
Change in accrued expenses                                               (86,255)               (94,053)
Change in salary continuation plan accrual                               (15,692)               (14,730)
                                                                 ---------------       -----------------

Net cash provided by operating activities                        $       670,918       $      1,195,433

See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements of Golden Enterprises, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Golden Enterprises, Inc. and subsidiary ("the Company") Annual Report on Form 10-K for year ended June 3, 2005.

2. The consolidated results of operations for the thirteen weeks ended September 2, 2005 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending June 2, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

3. The Company changed its accounting policy in the fourth quarter of fiscal 2005 with regard to casualty insurance reserves. The effect of this accounting change was to adopt this policy as of the beginning of fiscal 2005 (May 29, 2004). Previously, casualty insurance reserves were calculated using the case reserves method. The Company changed this accounting policy to the fully developed actuarial method of estimating insurance reserves. This change in accounting policy was made to improve the quality of the accounting estimate. The fully developed method reflects future costs inherent in the total population of claims including claims reported and IBNR (incurred but not reported). The estimate includes the recognition of inflation trends and the fact that injuries may become more severe over time. The cumulative effect of this change in accounting policy did not have a material effect on the financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Golden Enterprises, Inc. and subsidiary ("the Company") Annual Report on Form 10-K for year ended June 3, 2005.

4.   The following tables summarize the prepaid assets accounts:


                                Prepaid Breakdown



                                                                 September 2, 2005                 August 27, 2004
                                                                 -----------------                 ---------------

      Truck Shop Supplies                                           $      657,189                    $    707,698
      Insurance Deposit                                                    393,155                         393,155
      Slotting Fees                                                        247,473                         301,338
      Deferred Advertising Fees                                            543,004                         543,004
      Prepaid Insurance                                                    690,971                         146,775
      Prepaid Taxes/ Licenses                                              149,106                         138,902
      Prepaid Dues/ Supplies                                                 6,978                           6,686
      Other                                                                 65,548                          59,037
                                                                            ------                          ------

                                                                       $ 2,753,424                     $ 2,296,595
                                                                       ===========                     ===========


5. The principal raw materials used in the manufacture of the Company's snack food products are potatoes, corn, vegetable oils and seasoning. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw material and supplies are generally available in adequate quantities in the open market from sources in the United States and are generally contracted up to a year in advance.


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


7. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended September 2, 2005 and August 27, 2004:

                                                                          September 2, 2005   August 27, 2004
                                                                          -----------------   ---------------
            Weighted average number of common shares used in computing
            basic earnings per share                                             11,835,330        11,852,830

            Effect of dilutive stock options                                         26,619                 0
                                                                                -----------       -----------

            Weighted average number of common sharesand dilutive potential
            common stock used in computing dilutive earnings per share           11,861,949        11,852,830
                                                                                ===========       ===========

            Stock options excluded from the above reconciliation because
            they are anti-dilutive                                                        0           369,000
                                                                                ===========       ===========



8. The Company applies APB Opinion No. 25 in accounting for all of its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

                                                                                   Thirteen Weeks Ended
                                                                          September 2, 2005   August 27, 2004
                                                                          -----------------   ---------------
             Net (loss) income as reported                                $         (64,242)  $      188,175

             Stock based compensation costs, net of income
               tax, that would have been included in net
               income if the fair value method had been
               applied                                                               (2,614)           (2,614)
                                                                         ------------------    --------------
             Pro-forma net (loss) income                                 $          (66,856)  $       185,561
                                                                         ==================    ==============

             Earnings per share as reported-basic                        $             (.01)  $           .02
             Earnings per share as reported-diluted                      $             (.01)  $           .02


             Pro-forma earnings per share-basic                          $             (.01)  $           .02
             Pro-for earnings per share-diluted                          $             (.01)  $           .02

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

10. The interest rate on the Company's bank debt is reset monthly to reflect the 30 days LIBOR rate. Consequently, the carrying value of the bank debt approximates fair value. During the thirteen weeks ended September 2, 2005 the Company's bank debt was decreased by $.13 million compared to an increase of $.51 million last year. The interest rate at September 2, 2005 was 5.26% compared to 3.29% at August 27, 2004.

11. The Company has a letter of credit in the amount of $3,084,365 outstanding at September 2, 2005 to support the Company's commercial self-insurance program.

12. The Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt at September 2, 2005 was $565,678 with an interest of 6.50%.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------





We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of September 2, 2005 and the related interim consolidated statements of income and cash flows for the thirteen week period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Accounting Oversight Board (United States). A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expressions of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 3, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fiscal year then ended (not presented herein), and in our report dated August 5, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 3, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3 to the accompanying consolidated financial statements, the Company has changed its accounting policy with respect to the casualty insurance liability.






Birmingham, Alabama
October 7, 2005                        DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At September 2, 2005 and June 3, 2005 the Company had accounts receivables in the amount of $7.8 million and $7.4 million, net of an allowance for doubtful accounts of $0.1 million and $0.2 million, respectively.

The following table summarizes the Company's customer accounts receivable profile as of September 2, 2005:

                                 Amount Range                                             No. of Customers
                                 ------------                                             ----------------

          Less than $1,000.00...................................                                     1,443
          $1,001.00-$10,000.00..................................                                       546
          $10,001.00-$100,000.00................................                                       111
          $100,001.00-$500,000.00...............................                                         7
          $500,001.00-$1,000,000.00.............................                                         0
          $1,000,001.00-$2,500,000.00...........................                                         1
                                                                                                     -----
          Total All Accounts....................................                                     2,108
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


OTHER MATTERS

Transactions with related parties, reported in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for fiscal year ended June 3, 2005 are conducted on an arm's-length basis in the ordinary course of business.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital was $5.3 million at June 3, 2005 and $5.6 million at the end of the first quarter. Net cash provided by operating activities amounted to $0.7 million for the first quarter this year compared to $1.20 million for last year's first quarter.

Additions to property, plant and equipment, net of disposals, were $0.20 million this year, and $0.81 million last year. Cash dividends of $0.37 million were paid during this year's first quarter compared to $0.37 million last year. No cash was used to purchase treasury stock this year, and no cash was used to increase investment securities this year. The Company's current ratio was 1.53 to 1.00 at September 2, 2005.

The following table summarizes the significant contractual obligations of the Company as of September 2, 2005:



Contractual Obligations              Total           2006        2007-2008       2009-2010       Thereafter
-----------------------              -----           ----        ---------       ---------       ----------
Long-Term Debt                  $  1,530,149  $      723,702  $      567,533  $    238,914       $      -0-

Purchase Commitment                  605,000         605,000             -0-             -0-            -0-
Salary Continuation Plan           1,824,105         106,004         239,133        280,476       1,198,492
                                   ---------         -------         -------        -------       ---------
Total Contractual Obligations   $  3,959,254  $    1,434,706  $      806,666  $     519,390  $    1,198,492
                                   =========       =========         =======        =======       =========


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

OPERATING RESULTS

For the thirteen weeks ended September 2, 2005, net sales increased 5% from the comparable period in fiscal 2005. This year's first quarter cost of sales was 54.7% of net sales compared to 52.6% last year, and selling, general and administrative expenses were 46.0% of net sales this year and 46.6% last year.

The following tables compares manufactured products to resale products:



                      Manufactured Products-Resale Products



                                           Thirteen Weeks Ended         Thirteen Weeks Ended
                                             September 2, 2005              August 27, 2004

                   Sales                                         %                             %
                                                                 -                             -
           Manufactured Products          $20,636,098          79.3%       $19,939,801       80.5%
              Resale Products               5,395,738          20.7%         4,826,625       19.5%
                                        -------------          -----         ---------       -----
                   Total                  $26,031,836         100.0%       $24,766,426      100.0%



                                                                GM                            GM
                                                                 %                             %
                                                                 -                             -
                Gross Margin
           Manufactured Products          $9,720,624           47.1%        $9,789,502       49.1%
              Resale Products               2,082,967          38.6%         1,954,535       40.5%
                                        -------------                        ---------
                   Total                $11,803,931            45.3%       $11,744,037       47.4%


The Company's Gain on sales of assets for the thirteen weeks ended in the amount of $78,634 was from the sale of used transportation equipment and property for cash.

For last year's thirteen weeks the Gain on sale of assets was $12,952 from the sale of used transportation equipment for cash.

The Company's investment income decreased 2.0% from last year.

The Company's effective tax rate for the first quarter was 37.0% compared to 37.0% for the last year's first quarter.

UNCERTANTIES

On August 29th, Hurricane Katrina ravaged the Gulf Coast Region of Alabama, Mississippi and Louisiana. The hurricane impacted our employees, customers and Golden Enterprises property. The total assessment of this impact has yet to be determined. All of our employees in this region are safe, many however are displaced. The Company does not anticipate a material effect from Katrina's impact.

MARKET RISK

The principal markets risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its investment securities, bank loans, and commodity prices, affecting the cost of its raw materials.

The Company's investment securities consist of short-term marketable securities. Presently these are variable rate money market mutual funds. Assuming September 2, 2005 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $50 on an annual basis and interest expense by $15,301.

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

                            PART II OTHER INFORMATION

                                     ITEM 1
                                     ------

                                LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company or it's subsidiary other than routine litigation incidental to the business of the Company and it's subsidiary.


                                     ITEM 2
                                     ------

                     UNREGISTERED SALES OF EQUITY SECURITIES
                               AND USE OF PROCEEDS

The Company did not sale any equity securities during the period covered by this report.


Registrant Purchases of Equity Securities.

The Company did not purchase any shares of its equity securities during the period covered by this report.

                                     ITEM 3
                                     ------

                         DEFAULTS UPON SENIOR SECURITIES


Not applicable.

                                     ITEM 4
                                     ------

                            SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS


Not Applicable.

                                     ITEM 5
                                     ------

                                OTHER INFORMATION


Not Applicable.

                                     ITEM 6
                                     ------

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


     3.6 Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 22, 1983 (incorporated by reference to Exhibit 19.1 to Golden Enterprises. Inc. Form 10-Q Report for the quarter ended November 30, 1983 filed with the Commission).


     3.7 Certificate of Amendment of Certificate of Incorporation of Golden Enterprises. Inc. dated October 3, 1985 (incorporated by reference to
          Exhibit 19.1 to Golden Enterprises, inc. Form l0-Q Report for the quarter ended November 30, 1985 filed with the Commission).

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


     10.3 Indemnity Agreement executed by and between the Company and S. Wallace Nail, Jr. (incorporated by reference as Exhibit 19.4 to Golden Enterprises, Inc. May 31, 1991 Form 10-K filed with the Commission).


     10.4 Salary Continuation Plans - Retirement Disability and Death Benefits for F. Wayne Pate (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).


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


     10.8 Equipment Purchase and Sale Agreement dated October 2000 whereby Golden Flake Snack Foods. Inc., a wholly-owned subsidiary of Golden Enterprises, Inc., sold the Nashville, Tennessee Plant Equipment (incorporated by reference as Exhibit 10.1 to Golden Enterprises, Inc. May 31, 2001 Form 10-K filed with the Commission).


     10.9 Real Property Contract of Sale dated October 2000 whereby Golden Flake Snack Foods, Inc. sold the Nashville, Tennessee Plant Real Property (incorporated by reference as Exhibit 10.2 to Golden Enterprises, Inc. May 31, 2001 Form 10-K filed with the Commission).

     10.10 Amendment to Salary Continuation Plans, Retirement and Disability for
           F. Wayne Pate dated April 9. 2002 (incorporated by reference to
           Exhibit 10.2 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).


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

     10.13 Retirement and Consulting Agreement for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.5 to Golden Enterprises. Inc. May 31, 2002 Form 10-K filed with the Commission).


     10.14 Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.6 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).


     10.15 Trust Under Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.7 to Golden Enterprises, Inc. May 31. 2002 Form 10-K filed with the Commission).


     (18)  Letter Re: Change in Accounting Principles


     18.1 Letter from the Registrant's Independent Accountant dated August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 3, 2005. (incorporated by reference to Exhibit 18.1 to Golden Enterprises, inc. May 31, 2005 Form 10-K filed with the Commission)


     (31)  Certifications


     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.


     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002,



     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          GOLDEN ENTERPRISES, INC.
                                          -----------------------
                                                   (Registrant)


 Dated: October 11, 2005                  /s/Mark W. McCutcheon
        ----------------                  ---------------------
                                             Mark W. McCutcheon
                                             President and
                                             Chief Executive Officer




 Dated: October 11, 2005                 /s/ Patty Townsend
        ----------------                 ------------------
                                            Patty Townsend
                                            Vice-President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)