Form 10-Q/A
period 2005-09-02
GOLDEN ENTERPRISES INC
filed 2005-10-14
CIK 42228

FORM 10-Q/A
                                 Amendment No. 1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended September 2, 2005
                                                -----------------
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                                 ---------------------------------------------

Commission file number                       0-4339
                                 --------------------------------------------


                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

                   DELAWARE                              63-0250005
------------------------------------------------   -----------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

One Golden Flake Drive
    Birmingham, Alabama                                     35205
------------------------------------------------   -----------------------------
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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A is being filed with respect to our quarterly report on Form 10-Q for the quarterly period ended September 2, 2005, filed with the Securities and Exchange Commission on October 7, 2005. This Amendment No. 1 reflects the correction of a typographical error for the amount of "Total current assets" from the incorrect amount of $16,008,567 to the correct amount of $15,333,921, which appears on Page 3 of Part 1. Financial Statements, Item 1. Condensed Consolidated Balance Sheets.

                                       1A

                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.             FINANCIAL INFORMATION                                                         Page No.

Item 1              Consolidated Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheets
                    September 2, 2005 (unaudited) and June 3, 2005                                   3

                    Condensed Consolidated Statements of Operations (unaudited)
                    Thirteen Weeks Ended September 2, 2005 and August 27, 2004
                                                                                                     4
                    Condensed Consolidated Statements of Cash Flows
                    (unaudited)- Thirteen Weeks Ended September 2, 2005 and
                    August 27, 2004                                                                  5

                    Notes to Condensed Consolidated Financial
                    Statements (unaudited)                                                           7

                    Report of Independent Registered Public Accounting Firm                          10

Item 2              Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                              11

Item 3              Quantitative and Qualitative
                    Disclosure About Market Risk                                                     16

Item 5              Controls and Procedures                                                          16

Part II.            OTHER INFORMATION                                                                16

Item 1              Legal Proceedings                                                                16

Item 2              Unregistered Sales of Equity Securities and Use of Proceeds                      16

Item 3              Defaults Upon Senior Securities                                                  16

Item 4              Submission of Matters to a Vote of Security Holders                              17

Item 5              Other Information                                                                17

Item 6              Exhibits                                                                         17



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                     September 2,           June 3,
                                                                                         2005                2005
                                                                                   -----------------     ---------------
                                                                                     (Unaudited)           (Audited)
                          ASSETS



Cash and cash equivalents                                                              $    290,087        $    371,204
Receivables, net                                                                          7,798,869           7,691,464
Note Receivable, current                                                                     50,556              49,558
  Inventories:
Raw material and supplies                                                                 1,188,764           1,100,715
Finished goods                                                                            2,662,266           2,869,352
                                                                                          ---------           ---------

                                                                                          3,851,030           3,970,067
                                                                                          ---------           ---------



  Prepaid expense                                                                         2,753,424           2,436,748
Deferred income taxes                                                                       589,946             589,946
                                                                                            -------             -------
Total current assets                                                                     15,333,912          15,108,987
                                                                                         ----------          ----------


Property, plant and equipment, net                                                       14,053,257          14,247,036
Long-term Note Receivable                                                                 1,757,409           1,770,428
Other assets                                                                              3,249,334           3,275,296
                                                                                          ---------           ---------


                                                                                       $ 34,393,912        $ 34,401,747
                                                                                         ==========        ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:

Checks outstanding in excess of bank balances                                          $  1,532,543        $  1,493,153
Accounts payable                                                                          2,889,214           2,270,035
Other accrued expenses                                                                    4,615,471           4,701,726
Salary continuation plan                                                                    106,004             103,912
Bank note                                                                                   723,702             690,332
Line of credit outstanding                                                                  565,678             522,008
                                                                                            -------             -------

Total current liabilities                                                                10,432,612           9,781,166
                                                                                         ----------           ---------

     Long-Term Liabilities:
Note payable-bank, non-current                                                              806,447           1,013,846
Salary Continuation Plan                                                                  1,718,101           1,735,885
                                                                                          ---------           ---------

Total long-term liabilities                                                               2,524,548           2,749,731
                                                                                          ---------           ---------

Deferred income taxes                                                                       964,047             964,047
                                                                                            -------             -------

     Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares                                                                  9,219,195           9,219,195
Additional paid-in capital                                                                6,497,954           6,497,954
Retained earnings                                                                        15,433,150          15,867,248
                                                                                         ----------          ----------

                                                                                         31,150,299          31,584,397

Less:  Cost of common shares in treasury (1,993,463 at
          September 2, 2005 and June 3, 2005)                                          (10,677,594)        (10,677,594)
                                                                                       ------------        ------------

Total stockholders' equity                                                               20,472,705          20,906,803
                                                                                         ----------          ----------

     Total                                                                             $ 34,393,912        $ 34,401,747
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
                                                                                        ===================    ===============

See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                  Thirteen Weeks Ended

                                                                                                September 2, August 27,
                                                                                                    2005        2004
                                                                                                ----------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Cash received from customers                                                                   $25,924,431 $24,838,946
 Interest income                                                                                     36,875      37,519
 Rental income                                                                                        8,556       5,440
 Other operating cash payments                                                                          312      93,229
 Cash paid to suppliers & employees for cost of goods sold                                      (13,070,741)(12,428,973)
 Cash paid to suppliers & employees for selling, general & administrative                       (12,164,284)(11,305,812)
 Income taxes (paid)                                                                                    -0-         -0-
 Interest expenses paid                                                                             (64,231)    (44,916)
                                                                                                ------------ ------------
 Net cash from operating activities                                                                 670,918   1,195,433

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property plant & equipment                                                            (413,931)   (825,128)
 Proceeds from sale of property, plant & equipment                                                  110,700      32,143
 Collection of notes rec.                                                                            12,021      11,099
                                                                                                ------------ ------------
 Net cash used in investing activities                                                             (291,210)   (781,886)

CASH FLOWS FROM FINANCING ACTIVITIES

 Debt proceeds                                                                                    5,378,745   1,506,662
 Debt repayments                                                                                 (5,509,104)   (999,562)
 Increase  in checks outstanding in excess of bank balance                                           39,390     119,934
 Purchases of treasury shares                                                                           -0-         -0-
 Proceeds from exercise of stock options                                                                -0-         -0-
 Cash dividends paid                                                                               (369,856)   (370,403)
                                                                                                ------------ ------------
 Net cash (used in) provided by financing activities                                               (460,825)    256,631

Net change in cash and cash equivalents                                                             (81,117)    670,178
Cash and Cash equivalents at beginning of period                                                    371,204     565,195
                                                                                                ------------ ------------
Cash and Cash equivalents at end of period                                                      $   290,087 $ 1,235,373
                                                                                                ============ ============

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)CONTINUED...

Reconciliation of Net Income to Net Cash from Operating Activities

CASH FLOWS FROM OPERATING ACTIVITIES






                                                                           Thirteen Weeks Ended

                                                                   September 2,            August 27,
                                                                       2005                   2004
                                                                 ---------------------------------------



 Net (Loss) income                                               $       (64,242)        $      188,175
 Adjustment to reconcile net (loss) income  to net
   cash provided by operating activities:
   Depreciation and amortization                                         575,644                547,387
   Deferred income taxes                                                     -0-                (60,191)

   Gain on sale of property and equipment                                (78,634)               (12,952)

Changes in operating assets and liabilities:
Change in receivable- net                                               (107,405)                72,520
Change in inventories                                                    119,037               (338,889)
Change in pre-paid expenses                                             (316,676)                (3,652)
Change in other assets- long term                                         25,962                (20,487)
Change in accounts payable                                               619,179                932,305
Change in accrued expenses                                               (86,255)               (94,053)
Change in salary continuation plan accrual                               (15,692)               (14,730)
                                                                 ----------------      -----------------

Net cash provided by operating activities                        $       670,918        $     1,195,433
                                                                 ----------------      -----------------





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


7. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended September 2, 2005 and August 27, 2004:

                                                                               September 2, 2005  August 27, 2004
                                                                               -----------------  ---------------
            Weighted average number of common shares used in computing
            basic earnings per share                                                  11,835,330       11,852,830

            Effect of dilutive stock options                                              26,619                0
                                                                                      ----------      -----------

            Weighted average number of common shares and dilutive
            potential common stock used in computing dilutive earnings
            per share                                                                 11,861,949       11,852,830
                                                                                      ==========       ==========

            Stock options excluded from the above reconciliation  because
            they are anti-dilutive                                                             0          369,000
                                                                                      ===========      ==========


8. The Company applies APB Opinion No. 25 in accounting for all of its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.

                                                                                      Thirteen Weeks Ended
                                                                               September 2, 2005    August 27, 2004
                                                                               -----------------    ---------------
             Net (loss) income as reported                                     $        (64,242)    $       188,175

             Stock based compensation costs, net of income
               tax, that would have been included in net
               income if the fair value method had been                                  (2,614)             (2,614)
                                                                                ----------------    ---------------
             Pro-forma net (loss) income                                       $        (66,856)    $       185,561
                                                                                ================    ===============

             Earnings per share as reported-basic                              $           (.01)    $           .02

             Earnings per share as reported-diluted                            $           (.01)    $           .02

             Pro-forma earnings per share-basic                                $           (.01)    $           .02
             Pro-forma earnings per share-diluted                              $           (.01)    $           .02


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

The following table summarizes the Company's customer accounts receivable profile as of September 2, 2005:

                                 Amount Range                                        No. of Customers
                                 ------------                                        ----------------

          Less than $1,000.00.................................                                  1,443
          $1,001.00-$10,000.00................................                                    546
          $10,001.00-$100,000.00..............................                                    111
          $100,001.00-$500,000.00.............................                                      7
          $500,001.00-$1,000,000.00...........................                                      0
          $1,000,001.00-$2,500,000.00.........................                                      1

          Total All Accounts..................................                                  2,108
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

The following tables compares manufactured products to resale products:



                      Manufactured Products-Resale Products

                                           Thirteen Weeks Ended          Thirteen Weeks Ended
                                             September 2, 2005              August 27, 2004

                   Sales                                         %                             %
                                                                 -                             -
           Manufactured Products        $  20,636,098          79.3%       $19,939,801       80.5%
              Resale Products               5,395,738          20.7%         4,826,625       19.5%
                                        -------------          -----         ---------       -----
                   Total                $  26,031,836         100.0%       $24,766,426      100.0%



                                                                GM                            GM
                                                                 %                             %
                                                                 -                             -
                Gross Margin
           Manufactured Products          $9,720,624           47.1%        $9,789,502       49.1%
              Resale Products              2,082,967           38.6%         1,954,535       40.5%
                                        -------------                      -----------
                   Total                $ 11,803,931           45.3%       $11,744,037       47.4%



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

UNCERTANTIES

On August 29th, Hurricane Katrina ravaged the Gulf Cost Region of Alabama, Mississippi and Louisiana. The hurricane impacted our employees, customers and Golden Enterprises property. The total assessment of this impact has yet to be determined. All of our employees in this region are safe, many however are displaced. The Company does not anticipate a material effect from Katrina's impact.

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


 Dated: October 13, 2005             /s/Mark W. McCutcheon
        ----------------             ---------------------
                                        Mark W. McCutcheon
                                        President and
                                        Chief Executive Officer




 Dated:  October 13, 2005            /s/ Patty Townsend
         ----------------            ------------------
                                       Patty Townsend
                                       Vice-President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)