Form 10-Q
period 2005-12-02
GOLDEN ENTERPRISES INC
filed 2006-01-11
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (twenty-six weeks) period ended December 2, 2005
                                                  ----------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                              to
                               --------------------------      -----------------

Commission file number                                    0-4339
                                     -------------------------------------------


                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      63-0250005

  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

    One Golden Flake Drive
      Birmingham, Alabama                                           35205
------------------------------------------------              ------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2005.

                                                   Outstanding at
       Class                                      December 31, 2005
       -----                                      -----------------
Common Stock, Par Value $0.66 2/3                     11,835,330

                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.              FINANCIAL INFORMATION                                                          Page No.

Item 1               Consolidated Financial Statements (unaudited)

                     Condensed Consolidated Balance Sheets
                     December 2, 2005 (unaudited) and June 3, 2005                                      3

                     Condensed Consolidated Statements of Operations (unaudited)
                     Twenty-Six Weeks Ended December 2, 2005 and November 26,
                     2004
                                                                                                        4
                     Condensed Consolidated Statements of Cash Flows
                     (unaudited)- Twenty-Six Weeks Ended December 2, 2005 and
                     November 26, 2004                                                                  5

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                                                             7

                     Report of Independent Registered Public Accounting Firm                           10

Item 2               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                               11

Item 3               Quantitative and Qualitative
                     Disclosure About Market Risk                                                      16

Item 4               Controls and Procedures                                                           16

Part II.             OTHER INFORMATION                                                                 16

Item 1               Legal Proceedings                                                                 16

Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                       17

Item 3               Defaults Upon Senior Securities                                                   17

Item 4               Submission of Matters to a Vote of Security Holders                               17

Item 5               Other Information                                                                 17

Item 6               Exhibits                                                                          18


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                          December 2,             June 3,
                                                                              2005                 2005
                                                                        -----------------     ---------------
                                                                          (Unaudited)             (Audited)
                          ASSETS



Cash and cash equivalents                                                     $  393,789           $ 371,204
Receivables, net                                                               7,372,932           7,691,464
Note Receivable, current                                                          51,574              49,558
     Inventories:
Raw material and supplies                                                      1,670,317           1,100,715
Finished goods                                                                 2,611,184           2,869,352
                                                                               ---------           ---------

                                                                               4,281,501           3,970,067
                                                                               ---------           ---------



  Prepaid expense                                                              2,428,558           2,436,748
Deferred income taxes                                                            589,946             589,946
                                                                                 -------             -------
Total current assets                                                          15,118,300          15,108,987
                                                                              ----------          ----------


Property, plant and equipment, net                                            14,029,756          14,247,036
Long-term Note Receivable                                                      1,744,127           1,770,428
Other assets                                                                   3,299,024           3,275,296
                                                                               ---------           ---------

                                                                            $ 34,191,207        $ 34,401,747
                                                                              ==========        ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
Checks outstanding in excess of bank balances                                $ 1,826,205        $  1,493,153
Accounts payable                                                               2,238,238           2,270,035
Other accrued expenses                                                         4,600,883           4,701,726
Salary continuation plan                                                         108,138             103,912
Note payable-bank, current                                                       732,422             690,332
Line of credit outstanding                                                     1,584,446             522,008
                                                                               ---------             -------

Total current liabilities                                                     11,090,332           9,781,166
                                                                              ----------           ---------

     Long-Term Liabilities:
Note payable-bank, non-current                                                   623,286           1,013,846
Salary Continuation Plan                                                       1,699,724           1,735,885
                                                                               ---------           ---------

Total long-term liabilities                                                    2,323,010           2,749,731
                                                                               ---------           ---------

Deferred income taxes                                                            964,047             964,047
                                                                                 -------             -------

     Stockholder's Equity:
Common Stock - $.66 - 2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares                                                       9,219,195           9,219,195
Additional paid-in capital                                                     6,497,954           6,497,954
Retained earnings                                                             14,774,263          15,867,248
                                                                              ----------          ----------

                                                                              30,491,412          31,584,397

Less:  Cost of common shares in treasury (1,993,463 at
          December 2, 2005 and June 3, 2005)                                 (10,677,594)        (10,677,594)
                                                                            ------------        ------------

Total stockholders' equity                                                    19,813,818          20,906,803
                                                                              ----------          ----------

     Total                                                                  $ 34,191,207        $ 34,401,747
                                                                            ============        ============

See Accompanying Notes to Condensed Consolidated Financial Statements

ITEM1- GOLDEN ENTERPRISES, INC. AND SUBSIDARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                        Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                   December 2,       November 26,       December 2,       November 26,
                                                      2005               2004              2005               2004
                                              --------------------------------------------------------------------------

Net Sales                                     $      25,430,115  $      24,851,760  $     51,461,951   $     49,618,186
Cost of sales                                        13,801,541         13,278,674        28,029,446         26,301,063
                                                  --------------    ---------------    --------------     --------------
Gross margin                                         11,628,574         11,573,086        23,432,505         23,317,123

Selling, general and administrative expenses         12,088,312         11,617,267        24,054,122         23,167,003
                                                  --------------    ---------------    --------------     --------------
  Operating (loss) income                              (459,738)           (44,181)         (621,617)           150,120
                                                  --------------    ---------------    --------------     --------------
Other income (expenses):
  Investment income                                      36,953             38,787            73,828             76,306
  Gain on sale of assets                                 20,320             26,216            98,954             39,168
Other income                                             19,395              8,429            28,263            107,098
Interest expense                                        (74,957)           (48,591)         (139,188)           (93,507)
                                                  --------------    ---------------    --------------     --------------
  Total other income (expenses)                           1,711             24,841            61,857            129,065
                                                  --------------    ---------------    --------------     --------------

(Loss) income before income taxes                      (458,027)           (19,340)         (559,760)           279,185
Provision for income taxes                             (168,996)           (12,127)         (206,487)            98,223
                                                  --------------    ---------------    --------------     --------------
Net (loss) income                             $        (289,031)  $         (7,213)  $      (353,273)  $        180,962
                                                  ==============    ===============    ==============     ==============

PER SHARE OF COMMON STOCK:
  Basic earnings                              $           (0.02)  $          (0.00)  $          (.03)  $           0.02
  Diluted earnings                            $           (0.02)  $          (0.00)  $          (.03)  $           0.02

Weighted average number of common stock
shares outstanding:
  Basic                                              11,835,330         11,852,830        11,835,330         11,852,830
  Diluted                                            11,864,453         11,852,830        11,863,456         11,852,830


Cash dividends paid per share of common
Stock                                         $          0.0313  $          0.0313  $         0.0626  $          0.0626
                                                  ==============    ===============    ==============     ==============


See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                          Twenty-Six Weeks Ended

                                                                                      December 2,         November 26,
                                                                                         2005                 2004
                                                                                  ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Cash received from customers                                                $        51,780,483      $   49,718,370
      Interest income                                                                          73,828              76,306
      Rental income                                                                            22,490              11,583
      Other operating cash payments                                                             5,773              95,515
      Cash paid to suppliers & employees for cost of goods sold                           (27,530,243)        (24,554,569)
      Cash paid to suppliers & employees for selling, general & administrative            (23,660,831)        (23,652,257)
      Interest expenses paid                                                                 (139,188)            (93,507)
                                                                                  -------------------   -----------------

      Net cash from operating activities                                                      552,312           1,601,441

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property plant & equipment                                                 (975,134)         (1,740,630)
      Proceeds from sale of property, plant & equipment                                       113,814              67,395
      Collection of notes rec.                                                                 24,285              22,424
                                                                                   ------------------   -----------------
      Net cash used in investing activities                                                  (837,035)         (1,650,811)

CASH FLOWS FROM FINANCING ACTIVITIES

      Debt proceeds                                                                        11,914,771           7,736,272
      Debt repayments                                                                     (11,200,803)        (6,409,770)
      Increase  in checks outstanding in excess of bank balance                               333,052            (329,418)

      Purchases of treasury shares                                                                -0-                 -0-
      Proceeds from exercise of stock options                                                     -0-                 -0-
      Cash dividends paid                                                                    (739,712)           (740,806)
                                                                                  -------------------  ------------------
      Net cash (used in) provided by financing activities                                     307,308             256,278

Net change in cash and cash equivalents                                                        22,585             206,908
Cash and Cash equivalents at beginning of period                                              371,204             565,195
                                                                                  -------------------  ------------------
Cash and Cash equivalents at end of period                                         $          393,789    $        772,103
                                                                                  ===================  ==================


GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED...

Reconciliation of Net Income to Net Cash from Operating Activities

CASH FLOWS FROM OPERATING ACTIVITIES






                                                                           Twenty-Six Weeks Ended

                                                                   December 2,            November 26,
                                                                       2005                   2004
                                                                 ------------------------------------------



 Net  (Loss) income                                              $      (353,273)       $     180,962
 Adjustment to reconcile net (loss) income  to net
   cash provided by operating activities:
   Depreciation and amortization                                       1,177,552            1,095,314
   Deferred income taxes                                                     -0-              (57,364)

   Gain on sale of property and equipment                                (98,954)             (39,169)

Changes in operating assets and liabilities:
Change in receivable- net                                                318,532              100,184
Change in inventories                                                   (311,432)            (632,287)

Change in pre-paid expenses                                                8,190             (512,191)

Change in other assets- long term                                        (23,728)             (38,331)

Change in accounts payable                                               (31,797)           1,565,460
Change in accrued expenses                                              (100,843)             (31,208)

Change in salary continuation plan accrual                               (31,935)             (29,929)
                                                                 ---------------       --------------

Net cash provided by operating activities                        $      552,312        $    1,601,441
                                                                 ---------------       --------------

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

2. The consolidated results of operations for the twenty-six weeks ended December 2, 2005 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending June 2, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

4.   The following tables summarize the prepaid assets accounts:


                                Prepaid Breakdown



                                                                  December 2, 2005               November 26, 2004
                                                                  ----------------               -----------------

      Truck Shop Supplies                                           $      624,411                    $    627,170
      Insurance Deposit                                                    242,517                         393,155
      Slotting Fees                                                        235,083                         317,245
      Deferred Advertising Fees                                            362,008                         362,008
      Prepaid Insurance                                                    224,125                         824,181
      Prepaid Taxes/ Licenses                                              675,262                         259,663
      Prepaid Dues/ Supplies                                                47,154                           3,818
      Other                                                                 17,998                          17,894
                                                                            ------                          ------

                                                                       $ 2,428,558                     $ 2,805,134
                                                                       ===========                     ===========

5. The principal raw materials used in the manufacture of the Company's snack food products are potatoes, corn, vegetable oils and seasoning. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market from sources in the United States and are generally contracted up to a year in advance.


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


7. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the twenty-six weeks ended December 2, 2005 and November 26, 2004:


                                                                            December 2, 2005   November 26, 2004
                                                                            ----------------   -----------------
            Weighted average number of common shares used in computing
            basic earnings per share                                              11,835,330          11,852,830

            Effect of dilutive stock options                                          28,126                   0
                                                                            ----------------  ------------------

            Weighted average number of common shares and dilutive
            potential common stock used in computing dilutive earnings
            per share                                                             11,863,456          11,852,830
                                                                            ================  ==================

           Stock options excluded from the above reconciliation because
           they are anti-dilutive                                                          0             369,000
                                                                            ================  ==================


8. The Company applies APB Opinion No. 25 in accounting for all of its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The table below presents the pro-forma net income effect of the options using the Black-Scholes option pricing model prescribed under SFAS No. 123.


                                                     For the Thirteen Weeks Ended      For the Twenty Six Weeks Ended

                                                     -----------------------------------------------------------------
                                                         12/2/2005       11/26/2004        12/2/2005       11/26/2004
                                                     -----------------------------------------------------------------

     Net (loss) income as reported                 $      (289,031)    $     (7,213)   $    (353,273)   $      180,962


     Stock based compensation costs, net of income
     tax, that would have been included in net
     income if the fair value method had
     been applied                                          (2,614)           (2,614)          (5,228)           (5,228)
                                                      -------------      ------------     ------------     ------------

     Pro-forma net (loss) income                   $      (291,645)    $     (9,827)   $    (358,501)   $      175,734
                                                      =============      ============     ============     ============

     (Loss) income per share as reported-basic     $          (.02)    $       (.00)   $        (.03)   $          .02

     (Loss) income per share as reported-diluted   $          (.02)    $       (.00)   $        (.03)   $          .02


     Pro-forma (loss) income per share-basic       $         (.02)    $        (.00)   $        (.03)   $          .02


     Pro-forma (loss) income per share-diluted     $         (.02)    $        (.00)   $        (.03)   $          .01


9. The Company entered into a five year term product purchase commitment during the year ending May 31, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the unit purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable, based on current market. Subsequently, in September 2002, the product purchase agreement was amended to fix the purchase unit price and establish specific annual quantities. The purchase commitment with the supplier, based on a specific purchase price and specific annual quantities, ended as of October 25, 2005. The Company is prohibited from purchasing the product from any other vendor until October 25, 2006.

10. The interest rate on the Company's bank debt is reset monthly to reflect the 30 days LIBOR rate. Consequently, the carrying value of the bank debt approximates fair value. During the twenty-six weeks ended December 2, 2005 the Company's bank debt was increased by $.71 million compared to an increase of $1.33 million last year. The interest rate at December 2, 2005 was 5.83% compared to 3.96% at November 26, 2004.

11. The Company has a letter of credit in the amount of $3,084,365 outstanding at December 2, 2005 to support the Company's commercial self-insurance program.

12. Currently, the company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million, compared to $1 million at this time last year. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt as of December 2, 2005 was $1,584,446 with an interest rate of 7.00%, leaving the Company with $415,554 of credit availability. The Company's line-of-credit debt as of November 26, 2004 was $188,564 with an interest rate of 5.00%, leaving the Company with $811,436 of credit availability.

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

     The Company's notes receivable requires collateral and buyer investment and management believes they are well secured.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------





We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of December 2, 2005 and the related interim consolidated statements of income and cash flows for the twenty-six week period then ended. These financial statements are the responsibility of the Company's management.

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






Birmingham, Alabama
January 11, 2006                       DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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

The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed by approximately 439 route representatives who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements. The preparation of which, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due considerations to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At December 2, 2005 and June 3, 2005 the Company had accounts receivables in the amount of $7.4 million and $7.7 million, net of an allowance for doubtful accounts of $0.1 million and $0.2 million, respectively.

The following table summarizes the Company's customer accounts receivable profile as of December 2, 2005:


                          Amount Range                                             No. of Customers

          Less than $1,000.00.................................                               1,394
          $1,001.00-$10,000.00................................                                 542
          $10,001.00-$100,000.00..............................                                  97
          $100,001.00-$500,000.00.............................                                   7
          $500,001.00-$1,000,000.00...........................                                   1
          $1,000,001.00-$2,500,000.00.........................                                   0

          Total All Accounts..................................                               2,041
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


 OTHER MATTERS

Transactions with related parties, reported in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for fiscal year ended June 3, 2005, are conducted on an arm's-length basis in the ordinary course of business.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital was $5.3 million at June 3, 2005 and $4.0 million at the end of the twenty-six weeks. Net cash provided by operating activities amounted to $0.6 million for the twenty-six weeks this year compared to $1.60 million for last year's twenty-six weeks.

Additions to property, plant and equipment, net of disposals, were $0.63 million this year and $1.71 million last year. Cash dividends of $0.37 million were paid during this year's twenty-six weeks compared to $0.37 million last year. No cash was used to purchase treasury stock this year, and no cash was used to increase investment securities this year. The Company's current ratio was 1.36 to 1.00 at December 2, 2005.

The following table summarizes the significant contractual obligations of the Company as of December 2, 2005:


Contractual Obligations              Total           2006        2007-2008       2009-2010       Thereafter
-----------------------              -----           ----        ---------       ---------       ----------
Long-Term Debt                  $  1,355,708  $      732,422  $      384,372  $     238,914  $          -0-
Salary Continuation Plan           1,807,862         108,137         243,948        286,123       1,169,654
                                   ---------         -------         -------        -------       ---------
Total Contractual Obligations   $  3,163,570  $      840,559  $      628,320  $     525,037  $    1,169,654
                                   =========         =======         =======        =======       =========

OFF-BALANCE SHEET ARRANGEMENT

The Company entered into a five-year term product purchase commitment during the year ending May 31, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the unit purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable, based on current market. Subsequently, in September 2002, the product purchase agreement was amended to fix the purchase unit price and establish specific annual quantities. The purchase commitment with the supplier, based on a specific purchase price and specific annual quantities, ended as of October 25, 2005. The Company is prohibited from purchasing the product from any other vendor until October 25, 2006.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

OPERATING RESULTS

For the thirteen weeks ended December 2, 2005, net sales increased 2.33% from the comparable period in fiscal 2005. For the year-to-date, twenty-six weeks ended December 2, 2005, net sales increased 3.72% from the comparable period in fiscal 2005. This year's thirteen weeks cost of sales was 54.3% of net sales compared to 53.4% last year, and selling, general, and administrative expenses were 47.5% of net sales this year and 46.7% last year. The year-to-date cost of sales was 54.5% of net sales compared to 53.0% last year, and selling, general, and administrative expenses were 46.7% of net sales this year and 46.7% last year.


The following tables compare manufactured products to resale products:

                      Manufactured Products-Resale Products

                                          Thirteen Weeks Ended          Thirteen Weeks Ended
                                             December 2, 2005             November 26, 2004

                   Sales                                     %                             %
           Manufactured Products          $20,053,010      73.2%       $20,815,916       80.6%
              Resale Products               5,377,105      26.8%         4,035,844       19.4%
                                        -------------      -----       ------------      -----
                   Total                  $25,430,115      100.0%      $24,851,760      100.0%



                                                            GM                            GM
                                                             %                             %
                Gross Margin
           Manufactured Products           $9,426,551      47.0%        $9,167,895       44.0%
              Resale Products               2,202,363      41.0%         2,405,191       59.6%
                                        -------------                    ---------
                   Total                  $11,628,914      45.7%       $11,573,086       46.6%



                      Manufactured Products-Resale Products

                                              Twenty-Six Weeks            Twenty-Six Weeks
                                                  Ended                         Ended
                                              December 2, 2005             November 26, 2004

                   Sales                                     %                             %
           Manufactured Products          $40,689,108      79.1%       $40,755,717       82.1%
              Resale Products              10,772,843      20.9%         8,862,469       17.9%
                                           ----------     -----         ----------       -----
                   Total                  $51,461,951     100.0%       $49,618,186      100.0%



                                                            GM                            GM
                                                             %                             %
                Gross Margin
           Manufactured Products          $19,147,175      47.1%       $18,957,397       46.5%
              Resale Products               4,285,330      39.8%         4,359,726       49.2%
                                         ------------                  -----------
                   Total                  $23,432,505      45.5%       $23,317,123       47.0%


The Company's gain on sales of assets for the thirteen weeks ended in the amount of $20,320 was from the sale of used transportation equipment.

For last year's thirteen weeks the gain on sale of assets was $26,216 from the sale of used transportation equipment for cash.

The Company's investment income decreased 4.7% from last year. For the twenty-six weeks ended investment income was down 3.2%.

The Company's effective tax rate for the thirteen weeks was -37.0% compared to -62.7% for the last year's thirteen weeks and -37.0% for the twenty-six weeks this year and 35.2% last year.


MARKET RISK

The principal market's risks (i.e., the risk of loss arising from adverse changes in market rates and prices), to which the Company is exposed, are interest rates on its investment securities, bank loans, and commodity prices, affecting the cost of its raw materials.

The Company's investment securities consist of short-term marketable securities. Presently, these are variable rate money market mutual funds. Assuming December, 2005 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $60 on an annual basis and interest expense by $13,557.

The Company is subject to market risk with respect to commodities because its ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates. The Company purchases its raw materials on the open market under contract through brokers and directly from growers. Future contracts have been used occasionally to hedge immaterial amounts of commodity purchases, but none are presently being used.

INFLATION

Certain costs and expenses of the Company are affected by inflation. The Company's prices for its products over the past several years have remained relatively flat. The Company will contend with the effect of further inflation through efficient purchasing, improved manufacturing methods, pricing and by monitoring and controlling expenses.

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

                                     ITEM 3
                                     ------

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK


Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 15.

                                     ITEM 4
                                     ------

                             CONTROLS AND PROCEDURES

The Company performed an evaluation, under the supervision and with the participation of the Company's management (including the Company's Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods.

There were no changes in the Company's internal control over financial reporting which occurred during the period covered by this report which have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

                                     ITEM 1
                                     ------

                                LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company or its subsidiary other than routine litigation incidental to the business of the Company and its subsidiary.


                                     ITEM 2
                                     ------

                     UNREGISTERED SALES OF EQUITY SECURITIES
                               AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this report.


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


                                     ITEM 4
                                     ------

                            SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of Golden Enterprises, Inc. was held on September 22, 2005.

     (b)  All director nominees were elected.

     (c)  The following is a tabulation of the voting for the election of
          Directors:




                              ELECTION OF DIRECTORS

                               Names                                     Votes For        Votes Withheld
                               -----                                     ---------        --------------

             John S. Stein                                               9,967,352               246,392
             Edward R. Pascoe                                           10,203,585                10,159
             John P. McKleroy, Jr.                                       9,964,515               249,229
             James I. Rotenstreich                                      10,158,083                55,661
             John S.P. Samford                                          10,200,493                13,251
             J. Wallace Nall, Jr.                                       10,200,493                13,251
             F. Wayne Pate                                              10,086,247               127,497
             Joann F. Bashinsky                                         10,082,193               131,551
             Mark W. McCutcheon                                          9,967,715               246,029


         .
                                     ITEM 5
                                     ------

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

     (10) Material Contracts.

     10.1 A Form of Indemnity Agreement executed by and between Golden Enterprises, Inc. and Each of its Directors (incorporated by reference as Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1987 flIed with the Commission).

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

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002,

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (99) Additional Exhibits

     99.1 A copy of excerpts of the Last Will and Testament and Codicils thereto of Sloan Y. Bashinsky, Sr. and of the SYB Common Stock Trust created by Sloan Y. Bashinsky, Sr. providing for the creation of a Voting Committee to vote the shares of common stock of Golden Enterprises, Inc. held by SYB, Inc. and the Estate/Testamentary Trust of Sloan Y. Bashinsky, Sr. (Incorporated by reference to Exhibit 99.1 to Golden Enterprises, Inc. May 31, 2005 Form 10-k filed with the Commission).

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


Dated: January 11, 2006            /s/Mark W. McCutcheon
       ----------------            ---------------------
                                      Mark W. McCutcheon
                                      President and
                                      Chief Executive Officer



Dated:  January 11, 2006           /s/ Patty Townsend
        ----------------           ------------------
                                     Patty Townsend
                                     Vice-President and
                                     Chief Financial Officer
                                     (Principal Accounting Officer)