Form 10-Q
period 2006-03-03
GOLDEN ENTERPRISES INC
filed 2006-04-11
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen week) period ended March 03, 2006
                                               --------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                                     to
                                      ------------------------------------------

Commission file number                                          0-4339
                                      ------------------------------------------



                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                  63-0250005

(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification No.)

One Golden Flake Drive
              Birmingham, Alabama                             35205
------------------------------------------------       -------------------------
   (Address of Principle Executive Offices)                 (Zip Code)

                                 (205) 458-7316
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer      Accelerated filer        Non-accelerated filer X
                      -----                  ------                       ------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2006.
                                                         Outstanding at
                    Class                                March 31, 2006
                    -----                                --------------
Common Stock, Par Value $0.66 2/3                          11,835,330


                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.              FINANCIAL INFORMATION                                                          Page No.

Item 1               Financial Statements (unaudited)

                     Condensed Consolidated Balance Sheets
                     March 3, 2006 (unaudited) and June 3, 2005                                         3

                     Condensed Consolidated Statements of Operations (unaudited)
                     Thirteen  and  Thirty-Nine  Weeks Ended March 3, 2006 and  Fourteen and
                     Forty Weeks Ended March 4, 2005                                                    4

                     Condensed Consolidated Statements of Cash Flows
                     (unaudited)- Thirty-Nine Weeks Ended March 3, 2006 and Forty Weeks
                     Ended March 4, 2005                                                                5

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                                                             7

                     Report of Independent Registered Public Accounting Firm                           11

Item 2               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                               12

Item 3               Quantitative and Qualitative
                     Disclosure About Market Risk                                                      17

Item 4               Controls and Procedures                                                           17

Part II.             OTHER INFORMATION                                                                 17

Item 1               Legal Proceedings                                                                 17

Item 1-A             Risk Factors                                                                      17
Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                       17

Item 3               Defaults Upon Senior Securities                                                   18

Item 4               Submission of Matters to a Vote of Security Holders                               18

Item 5               Other Information                                                                 18

Item 6               Exhibits                                                                          18


                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS
               GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)        (Audited)
                                                                         March 3,          June 3,
                                                                          2006              2005
                                                                          ----              ----
                                                ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                            $    320,129    $        371,204
 Receivables, net                                                        7,830,516           7,691,464
 Notes receivable, current                                                  52,612              49,558
 Inventories:
  Raw materials and supplies                                             1,671,366           1,100,715
  Finished goods                                                         2,627,505           2,869,352
                                                                       ------------    ----------------
                                                                         4,298,871           3,970,067
                                                                       ------------    ----------------

  Prepaid expenses                                                       2,112,500           2,436,748
   Deferred income taxes                                                   589,946             589,946
                                                                       ------------    ----------------
   Total current assets                                                 15,204,574          15,108,987
                                                                       ------------    ----------------

Property, plant and equipment, net                                      13,702,488          14,247,036
  Long-term Note Receivable                                              1,730,578           1,770,428
  Other assets                                                           3,262,944           3,275,296
                                                                       ------------    ----------------

                                                                      $ 33,900,584    $     34,401,747
                                                                       ============    ================

                              LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
 Checks outstanding in excess of bank balances                        $  3,109,516    $      1,493,153
 Accounts payable                                                        1,378,864           2,270,035
 Other accrued expenses                                                  4,245,309           4,701,726
 Salary continuation plan                                                  110,315             103,912
 Note payable-bank current                                                 741,246             690,332
 Line of credit outstanding                                              1,297,137             522,008
                                                                       ------------    ----------------

  Total current liabilities                                             10,882,387           9,781,166
                                                                       ------------    ----------------

LONG-TERM LIABILITIES
 Note payable - bank, non-current                                          439,062           1,013,846
 Salary Continuation Plan                                                1,680,829           1,735,885
                                                                       ------------    ----------------

Total long-term liabilities                                              2,119,891           2,749,731
                                                                       ------------    ----------------

DEFERRED INCOME TAXES                                                      964,047             964,047
                                                                       ------------    ----------------

STOCKHOLDER'S EQUITY
 Common stock - $.66-2/3 par value:
 35,000,000 shares authorized
 Issued 13,828,793 shares                                                9,219,195           9,219,195
 Additional paid-in capital                                              6,497,954           6,497,954
 Retained earnings                                                      14,894,704          15,867,248
                                                                       ------------    ----------------
                                                                        30,611,853          31,584,397

 Less:  Cost of common shares in treasury (1,993,463 at March 3, 2006
          and June 3, 2005)                                            (10,677,594)        (10,677,594)
                                                                       ------------    ----------------


  Total stockholder's equity                                            19,934,259          20,906,803
                                                                       ------------    ----------------

   Total                                                              $ 33,900,584    $     34,401,747
                                                                       ============    ================


See Accompanying Notes to Condensed Consolidated Financial Statements


                     GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

 FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED MARCH 3, 2006 AND THE FOURTEEN AND
                         FORTY WEEKS ENDED MARCH 4, 2005


                                                                     ---------------------------------------------------
                                                                       Thirteen     Fourteen    Thirty-Nine     Forty
                                                                         Weeks        Weeks        Weeks        Weeks
                                                                         Ended        Ended        Ended        Ended
                                                                        3/3/06       3/4/05       3/3/06        3/4/05
                                                                     ---------------------------------------------------

Net sales                                                            $26,819,759  $27,012,648  $78,281,710  $76,630,834
Cost of sales                                                         14,214,526   14,455,299   42,243,972   40,756,362
                                                                      -----------  -----------  -----------  -----------
Gross Margin                                                          12,605,233   12,557,349   36,037,738   35,874,472

Selling, General and Administrative Expenses                          11,872,534   13,266,783   35,926,656   36,433,786
                                                                      -----------  -----------  -----------  -----------
  Operating Income (loss)                                                732,699     (709,434)     111,082     (559,314)
                                                                      -----------  -----------  -----------  -----------

Other income (expenses):
  Investment income                                                       35,896       37,531      109,724      113,837
  Gain on sale of assets                                                  47,847       29,900      146,801       69,068
  Other income                                                            39,050       15,358       67,313      122,456
  Interest expense                                                       (78,492)     (69,183)    (217,680)    (162,690)
                                                                      -----------  -----------  -----------  -----------
   Total other income (expenses)                                          44,301       13,606      106,158      142,671
                                                                      -----------  -----------  -----------  -----------

   Income (loss) before income taxes                                     777,000     (695,828)     217,240     (416,643)
   Income  taxes                                                         286,703     (251,869)      80,216     (153,646)
                                                                      -----------  -----------  -----------  -----------
   Net (loss) income                                                 $   490,297  $  (443,959) $   137,024  $  (262,997)
                                                                      -----------  -----------  -----------  -----------

   PER SHARE OF COMMON STOCK
     Net Income (loss)                                               $      0.04  $     (0.04) $      0.01  $     (0.02)
                                                                      -----------  -----------  -----------  -----------

   Weighted average number of common
     stock share outstanding:
     Basic                                                            11,835,330   11,844,468   11,835,330   11,850,023
     Diluted                                                          11,835,330   11,844,468   11,837,696   11,850,023

   Cash dividends paid per share of
     common stock                                                    $    0.0313  $    0.0313  $    0.0938  $    0.0938


See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                              Thirty-Nine      Forty
                                                                                              Weeks Ended   Weeks Ended
                                                                                               March 3,      March 4,
                                                                                                  2006          2005
                                                                                              ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Cash received from customers                                                               $ 78,142,658  $ 77,125,194
  Interest income                                                                                 109,724       113,837
  Rental income                                                                                    28,599        26,413
  Miscellaneous income                                                                             38,714        96,043
  Cash paid to suppliers & employees                                                          (42,231,437)  (41,227,492)
  Cash paid for operating expenses                                                            (35,878,200)  (35,330,266)
  Income taxes received                                                                           200,587             -
  Interest expenses paid                                                                         (217,680)     (162,690)
                                                                                              ------------  ------------
  Net cash from operating activities                                                              192,965       641,039


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property, plant and equipment                                                    (1,206,006)   (2,330,450)
  Proceeds from sale of property, plant and equipment                                             167,116        97,294
  Collection of notes receivable                                                                   36,796        33,976
                                                                                              ------------  ------------
  Net cash used in investing activities                                                        (1,002,094)   (2,199,180)


CASH FLOWS FROM FINANCING ACTIVITIES

  Debt proceeds                                                                                16,334,046    12,916,230
  Debt repayments                                                                             (16,082,787)  (11,037,757)
  Change in checks outstanding in excess of bank
   balances                                                                                     1,616,363       602,920
  Purchases of treasury shares                                                                          -       (52,992)
  Cash dividends paid                                                                          (1,109,568)   (1,111,209)
                                                                                              ------------  ------------
  Net cash provided by financing activities                                                       758,054     1,317,192


Net change in cash and cash equivalents                                                           (51,075)     (240,949)
Cash and cash equivalents at beginning of period                                                  371,204       565,195
                                                                                              ------------  ------------
Cash and cash equivalents at end of period                                                   $    320,129  $    324,246

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

       RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
 FOR THE THIRTY-NINE WEEKS ENDED MARCH 3, 2006 AND FORTY WEEKS ENDED MARCH 4, 2005




                                                                                                Thirty-Nine     Forty
                                                                                                Weeks Ended   Weeks Ended
                                                                                               March 3, 2006 March 4, 2005
                                                                                                -----------  -----------

Net Income

  Net Income (Loss)                                                                            $   137,024  $  (262,997)
    Adjustment to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                                  1,730,239    1,673,307
  Deferred income taxes                                                                                  -      (57,364)
  Gain on sale of property and equipment                                                          (146,801)     (69,069)


Changes in operating assets and liabilities:
  Change in receivable- net                                                                       (139,052)     494,360
  Change in receivable- inventories                                                               (328,804)    (771,748)
  Change in pre-paid expenses                                                                      324,248     (570,434)
  Change in other assets-long term                                                                  12,352     (151,180)
  Change in accounts payable                                                                      (891,171)     300,618
  Change in accrued expenses                                                                      (456,417)     101,151
  Change in salary continuation                                                                    (48,653)     (45,605)
                                                                                                -----------  -----------


  Net cash provided by operating activities                                                    $   192,965  $   641,039
                                                                                                -----------  -----------

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

2. The consolidated results of operations for the thirty-nine weeks ended March 3, 2006 and forty weeks ended March 4, 2005 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending June 2, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

4.   The following tables summarize the prepaid assets accounts:

                                       Prepaid Breakdown


                                           Thirty-Nine          Forty
                                           Weeks Ended       Weeks Ended
                                          March 3, 2006     March 4, 2005
                                         ----------------  ----------------

Truck Shop Supplies                     $        635,623  $        632,769
Insurance Deposit                                242,517           393,155
Slotting Fees                                    304,017           332,465
Deferred Advertising Fees                        181,012           181,012
Prepaid Insurance                                423,310           645,797
Prepaid Taxes/Licenses                           241,521           568,851
Prepaid Dues/Supplies                             55,770            44,982
Other                                             28,730            64,346
                                         ----------------  ----------------

                                        $      2,112,500  $      2,863,377
                                         ================  ================

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


7. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirty-nine ended weeks ended March 3, 2006 and forty weeks ended March 4, 2005:


                                                                                                 -----------------------
                                                                                                 Thirty-Nine    Forty
                                                                                                 Weeks Ended Weeks Ended
                                                                                                  March 3,    March 4,
                                                                                                    2006        2005
                                                                                                 -----------------------

Weighted average number of common shares used in computing basic                                 11,835,330  11,850,023
  earnings per share
Effect of dilutive stock options                                                                      2,366           0
                                                                                                 ----------- -----------

Weighted average number of common shares and dilutive potential
  common stock used in computing dilutive earnings per share                                     11,837,696  11,850,023

Stock options excluded from the above reconciliation because they are
  anti-dilutive                                                                                     329,000     369,000
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


                                                                             -------------------------------------------
                                                                              Thirteen  Fourteen  Thirty-Nine    Forty
                                                                               Weeks      Weeks      Weeks       Weeks
                                                                               Ended      Ended      Ended       Ended
                                                                              3/3/2006  3/4/2005    3/3/2006   3/4/2005
                                                                             -------------------------------------------

Net (loss) income as reported                                               $  490,297 $(443,959)$   137,024  $(262,997)

Stock based compensation costs, net of
  income tax, that would have been included in
  net income if the fair value method had applied                               (2,615)   (2,614)     (7,844)    (7,842)
                                                                             ---------- --------- -----------  ---------

Pro-forma net (loss) income                                                 $  487,682 $(446,573)$   129,180  $(270,839)
                                                                             ========== ========= ===========  =========

(Loss) income per share as reported-basic                                   $     0.04 $   (0.04)$      0.01  $   (0.02)
(Loss) income per share as reported-diluted                                 $     0.04 $   (0.04)$      0.01  $   (0.02)
Pro-forma (loss) income per share-basic                                     $     0.04 $   (0.04)$      0.01  $   (0.02)
Pro-forma (loss) income per share-diluted                                   $     0.04 $   (0.04)$      0.01  $   (0.02)

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

10. The interest rate on the Company's bank debt is reset monthly to reflect the 30 days LIBOR rate. Consequently, the carrying value of the bank debt approximates fair value. During the thirty-nine weeks ended March 3, 2006 the Company's bank debt was decreased by $.70 million compared to an increase of $.71 million last year. The interest rate at March 3, 2006 was 6.31% compared to 5.83% at March 4, 2005.

11. The Company has a letter of credit in the amount of $3,084,365 outstanding at March 3, 2006 to support the Company's commercial self-insurance program.

12. Currently, the Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million, compared to $1 million at this time last year. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt as of March 3, 2006 was $1,297,137 with an interest rate of 7.50%, leaving the Company with $702,863 of credit availability. The Company's line-of-credit debt as of March 4, 2005 was $1,000,000 with an interest rate of 5.50%, leaving the Company with $0 of credit availability.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of March 3, 2006 and the related interim consolidated statements of income and cash flows for the thirty-nine week period then ended. These financial statements are the responsibility of the Company's management.

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






 Birmingham, Alabama
 April 11, 2006                        DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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

The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed through the independent distributors and approximately 433 route representatives who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.

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

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At March 3, 2006 and June 3, 2005 the Company had accounts receivables in the amount of $7.8 million and $7.7 million, net of an allowance for doubtful accounts of $0.1 million and $0.2 million, respectively.

The following table summarizes the Company's customer accounts receivable profile as of March 3, 2006:

                   Amount Range                         No. of Customers
                   ------------                         ----------------

Less than $1,000.00 ...............................                     1416
$1,001.00-$10,000.00 ..............................                      556
$10,001.00-$100,000.00 ............................                      107
$100,001.00-$500,000.00 ...........................                        7
$500,001.00-$1,000,000.00 .........................                        0
$1,000,001.00-$2,500,000.00 .......................                        1
                                                   --------------------------

Total All Accounts ................................                     2087
                                                   ==========================

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


LIQUIDITY AND CAPITAL RESOURCES

Working Capital was $5.3 million at June 3, 2005 and $4.3 million at the end of the thirty-nine weeks ended March 3, 2006. Net cash provided by operating activities amounted to $0.2 million for the thirty-nine weeks this year compared to $0.6 million for last year's forty weeks.

Additions to property, plant and equipment, net of disposals, were $0.69 million this year and $2.30 million last year. Cash dividends of $1.11 million were paid during this year's thirty-nine weeks compared to $1.11 million last year. No cash was used to purchase treasury stock this year, and no cash was used to increase investment securities this year. The Company's current ratio was 1.40 to 1.00 at March 3, 2006.

The following table summarizes the significant contractual obligations of the Company as of March 3, 2006:

Contractual Obligations             Total           2007         2008-2009      2010-2011      Thereafter
------------------------------   ------------    -----------    -----------    -----------    -------------
Long-Term Debt                  $  1,180,308    $   741,246    $   200,148    $   238,914    $           -
Salary Continuation Plan           1,791,144        110,315        248,859        291,884        1,140,086
                                 ------------    -----------    -----------    -----------    -------------
Total Contractual Obligations   $  2,971,452    $   851,561    $   449,007    $   530,798    $   1,140,086

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

OPERATING RESULTS

For the thirteen weeks ended March 3, 2006, net sales decreased 1% from the comparable period in fiscal 2005. Last year's third quarter included fourteen weeks of snack food sales and costs compared to the normal thirteen weeks this year. Without the extra week, net sales would have increased 6%. For the year-to-date, net sales increased 2.15% in this year's thirty-nine week period from last year's forty-week period. This year's thirteen weeks cost of sales was 53.0% of net sales compared to 53.5% last year, and selling, general, and administrative expenses were 44.3% of net sales this year and 49.1% last year. The year-to-date cost of sales was 54.0% of net sales compared to 53.2% last year, and selling, general, and administrative expenses were 45.9% of net sales this year and 47.5% last year.


The following tables compare manufactured products to resale products:

                               Manufactured Products-Resale Products

                                                                 Thirteen Weeks Ended              Fourteen Weeks Ended
                                                                   March 3, 2006                        March 4, 2005
Sales                                                                                    %                          %
Manufactured Products                                                 $21,085,340       78.6%  $21,247,911         78.7%
Resale Products                                                         5,734,419       21.4%    5,764,737         21.3%
                                                               ------------------- ----------  ------------  -----------
Total                                                                 $26,819,759      100.0%  $27,012,648        100.0%

                                                                                        GM                          GM
Gross Margin                                                                             %                          %
Manufactured Products                                                 $10,133,822       48.1%  $10,172,479         47.9%
Resale Products                                                         2,471,411       43.1%    2,384,870         41.4%
                                                               -------------------             ------------
Total                                                                 $12,605,233       47.0%  $12,557,349         46.5%

                               Manufactured Products-Resale Products

                                                                 Thirteen Weeks Ended              Fourteen Weeks Ended
                                                                   March 3, 2006                        March 4, 2005
Sales                                                                                    %                          %
Manufactured Products                                                 $61,774,448       78.9%  $60,790,225         79.3%
Resale Products                                                        16,507,262       21.1%   15,840,609         20.7%
                                                               ------------------- ----------  ------------  -----------
Total                                                                 $78,281,710      100.0%  $76,630,834        100.0%

                                                                                         GM                         GM
Gross Margin                                                                              %                          %
Manufactured Products                                                 $29,280,997       47.4%  $29,253,880         48.1%
Resale Products                                                         6,756,741       40.9%    6,620,592         41.8%
                                                               -------------------             ------------
Total                                                                 $36,037,738       46.0%  $35,874,472         46.8%

The Company's gain on sales of assets for the thirteen weeks ended in the amount of $47,847 was from the sale of used transportation equipment.

For last year's fourteen weeks the gain on sale of assets was $29,900 from the sale of used transportation equipment for cash.

The Company's investment income decreased 4.3% from last year. For the thirty-nine weeks ended investment income was down 3.6%.

The Company's effective tax rate for the thirteen weeks was 36.9% compared to -36.2% for the last year's fourteen weeks and 36.9% for the thirty-nine weeks this year and -36.9% last year.


MARKET RISK

The principal market's risks (i.e., the risk of loss arising from adverse changes in market rates and prices), to which the Company is exposed, are interest rates on its investment securities, bank loans, and commodity prices, affecting the cost of its raw materials.

The Company's investment securities consist of short-term marketable securities. Presently, these are variable rate money market mutual funds. Assuming March, 2006 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $71 on an annual basis and interest expense by $11,803.

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

                                    ITEM 1-A
                                    --------

                                  RISK FACTORS

         Not applicable.

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


                                     ITEM 5

                                OTHER INFORMATION


         Not applicable.

                                     ITEM 6

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

         Dated: April 11, 2006        /s/Mark W. McCutcheon
                --------------        ---------------------
                                         Mark W. McCutcheon
                                         President and
                                         Chief Executive Officer


         Dated:  April 11, 2006       /s/ Patty Townsend
                 --------------       ------------------
                                        Patty Townsend
                                        Vice-President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)