Form 10-K
period 2006-06-02
GOLDEN ENTERPRISES INC
filed 2006-08-28
CIK 42228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 2, 2006
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4339

                            GOLDEN ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         63-0250005
---------------------------------                      ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

          One Golden Flake Drive
           Birmingham, Alabama                                35205
----------------------------------------                   ----------
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ( ) No (X)

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ( ) No (X)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 4, 2006.
Common Stock, Par Value $0.66(2)/3 --$17,470,091

Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of August 4, 2006.
         Class                                  Outstanding at August 4, 2006
         -----                                  -----------------------------
Common Stock, Par Value $0.66(2)/3                  11,835,330 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 21, 2006 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                          FORM 10-K ANNUAL REPORT -2006
                            GOLDEN ENTERPRISES, INC.


                                                                            Page
                                                                            ----

PART I.

Item 1.     Business ......................................................    3
Item 1A.    Risk Factors...................................................    5
Item 2.     Properties.....................................................    6
Item 3.     Legal Proceedings..............................................    7
Item 4.     Submission of Matters to a Vote of Security Holders............    8


PART II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities.............    8
Item 6.     Selected Financial Data........................................   10
Item 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................   11
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk......   18
Item 8.     Financial Statements and Supplementary Data....................   18
Item 9.     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure....................   41
Item 9A.    Controls and Procedures........................................   41
Item 9B.    Other Information..............................................   41

PART III.

Item 10.    Directors and Executive Officers of the Registrant.............   41
Item 11.    Executive Compensation.........................................   41
Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management and Related Stockholder Matters.....   41
Item 13.    Certain Relationships and Related Transactions.................   42
Item 14.    Principal Accountant Fees and Services.........................   42

PART IV.

Item 15.    Exhibits and Financial Statement Schedules.....................   43

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

Distribution

Golden Flake sells its products through its own sales organization and independent distributors to commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky, Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina, Arkansas, Missouri and Texas. The products are distributed by approximately 468 route salesmen and independent distributors who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama, Nashville, Tennessee, and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct store door delivery method. Golden Flake is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No single customer accounts for more than 10% of its total sales. Golden Flake has a fleet of 869 company owned vehicles to support the route sales system, including 47 tractors and 123 trailers for long haul delivery to the various company warehouses located throughout its distribution areas, 630 store delivery vehicles and 69 cars and miscellaneous vehicles.


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

Employees

Golden Flake employs approximately 991 employees. Approximately 585 employees are involved in route sales and sales supervision, approximately 293 are in production and production supervision, and approximately 113 are management and administrative personnel.

Golden Flake believes that the performance and loyalty of its employees are two of the most important factors in the growth and profitability of its business. Since labor costs represent a significant portion of Golden Flake's expenses, employee productivity is important to profitability. Golden Flake considers its relations with its employees to be excellent.

Golden Flake has a 401(k) Profit Sharing Plan and an Employee Stock Ownership Plan designed to reward the long term employee for his/her loyalty. In addition, the employees are provided medical insurance, life insurance, and an accident and sickness salary continuance plan. Golden Flake believes that its employee wage rates are competitive with those of its industry and with prevailing rates in its area of operations.

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

                            ITEM 1A. - RISK FACTORS

Important factors that could cause the Company's actual business results, performance or achievements to differ materially from any forward looking statements or other projections contained in this Annual Form 10-K Report include, but are not limited to the principal risk factors set forth below. Additional risks and uncertainties, including risks not presently known to the Company, or that it currently deems immaterial, may also impair the Company's business and or operations. If the events, discussed in these risk factors occur, the Company's business, financial condition, results of operations or cash flow could be adversely affected in a material way and the market value of the Company's common stock could decline.

Competition

Price competition and consolidation within the Snack Food industry could adversely impact the Company's performance. The Company's business requires significant marketing and sales effort to compete with larger companies. These larger competitors sell a significant portion of their products through discounting and other price cutting techniques. This intense competition increases the possibility that the Company could lose one or more customers, lose market share and/or be forced to, increase discounts and reduce pricing, any of which could have an adverse impact on the Company's business, financial condition, results of operation and/or cash flow.

Commodity Fluctuations

Significant commodity price fluctuations for certain commodities purchased by the Company, particularly potatoes, could have a material impact on results of operations. In an attempt to manage commodity price risk, the Company, in the normal course of business, enters into contracts to purchase pre-established quantities of various types of raw materials, at contracted prices based on expected short term needs. The Company can also be adversely impacted by changes in the cost of natural gas and other fuel costs. Long term increases in the cost of natural gas and fuel costs could adversely impact the Company's cost of sales and selling, marketing and delivery expenses.

There are other risks and factors not described above that could also cause actual results to differ materially from those in any forward looking statement made by the Company.

                        Executive Officers Of Registrant
                               And Its Subsidiary

     Name and Age              Position and Offices with Management
     ------------              ------------------------------------

John S. Stein, 69      Mr. Stein  is  Chairman  of the  Board.  He  was  elected
                           Chairman on June 1, 1996. He served as Chief Executive Officer from 1991 to April 4, 2001, and as President from 1985 to 1998 and from June 1, 2000 to April 4, 2001. Mr. Stein also served as President of Golden Flake Snack Foods, Inc. from 1976 to 1991. Mr. Stein retired as an employee with the Company on May 31, 2002. Mr. Stein is elected Chairman annually, and his present term will expire on June 1, 2007.

Mark W. McCutcheon, 51 Mr. McCutcheon is Chief  Executive  Officer and President
                           of the Company and President of Golden Flake Snack Foods, Inc., a wholly owned subsidiary of the Company. He was elected President and Chief Executive Officer of the Company on April 4, 2001 and President of Golden Flake on November 1, 1998. He has been employed by Golden Flake since 1980. Mr. McCutcheon is elected Chief Executive Officer and President of the Company and President of Golden Flake annually, and his present terms will expire on June 1, 2007.

Patty Townsend, 48     Ms. Townsend is Chief Financial  Officer,  Vice President
                           and Secretary of Golden Enterprises, Inc. and Controller of Golden Flake Snack Foods, Inc. a wholly owned subsidiary of the Company. She was elected Chief Financial Officer, Vice-President and Secretary of the Company on March 1, 2004 and Controller of Golden Flake on March 15, 1997. She has been employed with the Company since 1988. Ms. Townsend is elected to her positions on an annual basis, and her present term of office will expire on June 1, 2007.

Randy Bates, 52        Mr. Bates  is   Executive,   Vice-President   of   Sales,
                           Marketing and Transportation for Golden Flake. He has held these positions since October 26, 1998. Mr. Bates was Vice-President of Sales from October 1, 1994 to 1998. Mr. Bates has been employed by Golden Flake since March 1979. Mr. Bates is elected to his positions on an annual basis, and his present term of office will expire on June 1, 2007.

David Jones, 54        Mr. Jones  is  Executive  Vice-President  of  Operations,
                           Human Resources and Quality Control for Golden Flake. He has held these positions since May 20, 2002. Mr. Jones was Vice-President of Manufacturing from 1998 to 2002 and Vice-President of Operations from 2000 to 2002. Mr. Jones has been employed by Golden Flake since 1984. Mr. Jones is elected to his positions on an annual basis, and his present term of office will expire on June 1, 2007.



                              ITEM 2. - PROPERTIES

The headquarters of the Company are located at One Golden Flake Drive, Birmingham, Alabama 35205. The properties of the subsidiary are described below.

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

Approximately 12 acres of the Birmingham property is undeveloped. This property is zoned for industrial use and is readily available for future use. The Company has executed a Purchase and Sale Agreement to sell this property for $1.5 million. The purchaser has until December 23, 2006 to perform its due diligence in regard to the property and may extend the due diligence inspection period for two additional 90 days periods which would extend the due diligence inspection period to June 21, 2007. Purchaser may rescind the Purchase and Sale Agreement if it is not satisfied with its due diligence investigation. The property is located in close proximity to the University of Alabama at Birmingham Campus and purchaser has indicated that it intends to develop the property with student housing. At this time, the Company does not know whether the purchaser will close on the Purchase and Sale Agreement and purchase the property.

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


Vehicles

Golden Flake owns a fleet of 869 vehicles which includes 630 route trucks, 47 tractors, 123 trailers and 69 cars and miscellaneous vehicles. There are no liens or encumbrances on Golden Flake's vehicle fleet. Golden Flake also owns a 1987 Cessna Citation II aircraft.



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

                       ITEM 4. - SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

     Not Applicable.


                                     PART II

                ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY,
                     RELATED STOCKHOLDER MATTERS AND ISSUER
                         PURCHASES OF EQUITY SECURITIES

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

MARKET AND DIVIDEND INFORMATION

The Company's common stock is traded in the over-the-counter market under the "NASDAQ" symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended June 2, 2006 and June 3, 2005 and the amount of dividends paid per share in each quarter. The Company currently expects that comparable regular cash dividends will be paid in the future.

                                                            Market Price
                                                       High     Low    Dividend
Quarter                                               Price    Price     Paid
Year Ended 2006                                                        Per share
---------------------------------------------------- -------- -------- ---------
First quarter    (13 weeks ended September 2, 2005)   $4.890   $3.430    $.0313
Second quarter   (13 weeks ended December 2, 2005)     4.850    3.070     .0313
Third quarter    (13 weeks ended March 3, 2006)        3.455    2.800     .0313
Fourth quarter   (13 weeks ended June 2, 2006)         3.600    2.320     .0313


                                                       High     Low    Dividend
Year Ended 2005                                       Price    Price     Paid
---------------------------------------------------- -------- -------- ---------
First quarter    (13 weeks ended August 27, 2004)     $3.110   $2.330    $.0313
Second quarter   (13 weeks ended November 27, 2004)    3.000    2.450     .0313
Third quarter    (14 weeks ended March 5, 2005)        4.109    2.010     .0313
Fourth quarter   (13 weeks ended June 3, 2005)         4.130    3.170     .0313

As of August 4, 2006, there were approximately 1,500 shareholders of record.



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table provides Equity Compensation Plan information under which equity securities of the Registrant are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
----------------------  ----------------------  ---------------------  ---------------------------------------
Plan category            Number of securities    Weighted-average        Number of securities remaining
                         to be issued upon       exercise price of       available for future issuance
                         exercise of out-        outstanding options,    under equity compensation plans
                         standing options,       warrants and rights     (excluding securities reflected in
                         warrants and rights                             column (a))
                         (a)                     (b)                     (c)
----------------------  ----------------------  ---------------------  ---------------------------------------
Equity compensation
plans approved by               369,000                 $3.776                         130,000
security holders
----------------------  ----------------------  ---------------------  ---------------------------------------
Equity compensation
plans not approved by              0                       0                              0
security holders
----------------------  ----------------------  ---------------------  ---------------------------------------
Total                           369,000                 $3.776                         130,000
----------------------  ----------------------  ---------------------  ---------------------------------------



ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the fiscal year ended June 2, 2006.

                        ITEM 6 - SELECTED FINANCIAL DATA

     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

     FINANCIAL REVIEW (Dollar amounts in thousands, except per share data)


Operations                                               2006        2005        2004         2003         2002
                                                         ----        ----        ----         ----         ----
                                                   -------------------------------------------------------------
Net sales (b)...............................      $   106,547 $   103,144 $    97,583 $     96,604 $    104,335
Gain on sales of assets.....................              139         107          14          304          756
Other income................................              483         521         499          506          563
                                                   -------------------------------------------------------------
     Total revenues.........................          107,169     103,772      98,096       97,414      105,654
Cost of sales...............................           57,019      55,400      51,243       50,748       54,326
Selling, general and
  administrative expenses...................           49,168      48,022      46,595       47,686       47,653
Interest....................................              295         255         220          269          189
Income (Loss) before cumulative  effect of a
 change in accounting policy and income
 taxes......................................              687          95          38       (1,289)       3,486
Federal and state income taxes..............              398        (110)         84         (361)       1,367
Net income (loss) before cumulative
   effect of a change in accounting
   policy...................................              289         (15)        (46)        (928)       2,119
Cumulative effect of a change in accounting
 policy net of taxes........................            -----       -----       -----        -----          413
         Net income (loss)..................      $       289 $       (15)$       (46)$       (928)$      2,532
----------------------------------------------------------------------------------------------------------------
Financial data
Depreciation and amortization...............      $     2,285 $     2,268 $     2,347 $      2,490 $      2,594
Capital expenditures, net of disposals......            1,343       2,454         832          287        3,802
Working capital.............................            4,050       5,328       6,697         8337       10,989
Long-term debt..............................            1,915       2,426       2,327        3,862        5,083
Stockholders' equity........................           19,716      20,907      22,456       24,078       27,233
Total assets................................           33,728      34,402      33,623       36,492       40,840
----------------------------------------------------------------------------------------------------------------
Common stock data
Net income (loss) before cumulative
  effect of a change in accounting
  policy....................................      $       .02 $     (0.00)$     (0.00)$      (0.08)$       0.18
Cumulative effect of a change in
  accounting policy net of taxes............            -----       -----       -----        -----         0.03
Basic and diluted net income (loss).........              .02       (0.00)      (0.00)       (0.08)        0.21
Dividends...................................            .1250       .1250       .1250        .1875         0.25
Book value..................................             1.67        1.77        1.89         2.20         2.29
Price range.................................        4.89-2.32   4.15-2.01   3.50-2.15  5.530-1.640  4.550-2.950
----------------------------------------------------------------------------------------------------------------
Financial statistics
Current ratio...............................             1.36        1.54        1.84         2.09         2.37
Net income (loss) as percent of total
 revenues...................................              .27%       0.00%       0.00%       (1.0)%         2.4%
Net income (loss) as percent of
 stockholders' equity (a)...................              1.5%       0.00%       0.00%       (5.1)%        10.1%
----------------------------------------------------------------------------------------------------------------
Other data
Weighted average common shares
   outstanding..............................       11,835,330  11,846,419  11,879,891   11,883,305   11,898,097
Common shares outstanding at
   year end.................................       11,835,330  11,835,330  11,852,830   11,883,305   11,883,305
Approximate number of stockholders..........            1,500       1,500       1,500        1,500        1,500

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

The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed by approximately 468 route representatives and independent distributors who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.



CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, the preparation of which in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due considerations to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

Revenue Recognition

The Company recognizes sales and related costs upon delivery or shipment of products to its customers. Sales are reduced by returns and allowances to customers.

In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-09 Accounting for Consideration given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) effective for annual or interim periods beginning after December 15, 2001. The issue addresses the recognition, measurement and income statement classification for certain sales incentives. The Company implemented this new accounting policy in the fourth quarter of fiscal 2002. The effect of this accounting change is to adopt this policy as of the beginning of the fiscal 2002 (June 1, 2001). Certain of these expenses, including slotting fees, previously classified as selling, general, and administrative expenses, are now characterized as offsets to net sales. Reclassifications have been made to prior period financial statements to conform to current year presentation. Total vendor sales incentives now characterized as reductions of net sales that previously would have been classified as selling, general and administrative expenses were approximately $10.5 million, $11.6 million and $11.6 million for the years ended 2006 2005 and 2004, respectively. There was no resulting impact on net operating results from adopting EITF 01-09.


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

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At June 2, 2006 and June 3, 2005, the Company had accounts receivables in the amount of $8.4 million and $7.7 million, net of an allowance for doubtful accounts of $0.1 million and $0.2 million, respectively.

The following table summarizes the Company's customer accounts receivable profile as of June 2, 2006:

                    Amount Range                         No. of Customers
                    ------------                         ----------------

  Less than $1,000.00..............................                      1,303
  $1,001.00-$10,000.00.............................                        607
  $10,001.00-$100,000.00...........................                        116
  $100,001.00-$500,000.00..........................                          9
  $500,001.00-$1,000,000.00........................                          0
  $1,000,001.00-$2,500,000.00......................                          1
                                                                         -----
  Total All Accounts...............................                      2,036
                                                                         =====


Inventories

Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first out method.

Accrued Expenses

Management estimates certain expenses in an effort to record those expenses in the period incurred. The most significant estimates relate to a salary continuation plan for certain key executives of the Company, and to insurance-related expenses, including self-insurance. In 2005, the Company adopted the use of a third-party actuary to estimate the casualty insurance obligations on an annual basis. In determining the ultimate loss and reserve requirements, the third-party actuary uses various actuarial assumptions including compensation trends, health care cost trends and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors.

The actuarial calculation includes a margin of error to account for changes in inflation, health care costs, compensation and litigation cost trends as well as estimated future incurred claims. The Company utilized a 75% confidence level for estimating the ultimate outstanding casualty liability. Approximately 75% of each claim should be equal to or less than the ultimate liability recorded based on the historical trends experienced by the Company. If the Company chose a 50% factor, the liability would have been reduced by approximate $0.2 million. If the Company chose a 90% factor, the liability would have increased by approximately $0.2 million.

The Company used 5% and 4% investment rates to discount the estimated claims based on the historical payout pattern during 2006 and 2005, respectively. A one percentage point change in the discount rate would have impacted the liability by approximately $60,500.

Actual ultimate losses could vary from those estimated by the third-party actuary. The Company believes the reserves established are reasonable estimates of the ultimate liability based on historical trends.

As of June 2, 2006, the Company's casualty reserve was $1.9 million and at June 3, 2005 the casualty reserve was $1.9 million.

Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experienced for claims incurred but not yet reported. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

OTHER MATTERS

Transactions with related parties, included in Note 13 of the Notes to Consolidated Financial Statements, are conducted on an arm's-length basis in the ordinary course of business.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $4.1 million at June 2, 2006 compared to $5.3 million at June 3, 2005. Net cash provided by operations amounted to $2.6 million in fiscal year 2006, $2.4 million in fiscal year 2005 and $2.9 million in fiscal year 2004. During 2006, the principal source of liquidity for the Company's operating needs was provided from operating activities, credit facilities and cash on hand.

Additions to property, plant and equipment, net of disposals were $1.3 million, $2.5 million and $0.8 million in fiscal years 2006, 2005 and 2004, respectively, and are expected to be about $3.1 million in 2007.

Cash dividends of $1.5 million, $1.5 million and $1.5 million were paid during fiscal years 2006, 2005, and 2004, respectively.

The amount of cash used to purchase treasury shares in fiscal 2005 was $0.05 million and $0.09 million in fiscal 2004. No cash was used to purchase treasury shares in fiscal 2006.

During fiscal 2006, the company's debt proceeds net of re-paid debt was ($0.9) million.

The following table summarizes the significant contractual obligations of the Company as of June 2, 2006:

Contractual Obligations                 Total           2007    2008-2009    2010-2011   Thereafter
-----------------------                 -----           ----    ---------    ---------   ----------
Long-Term Debt                      $ 1,003,794  $   750,176  $   253,618  $         -  $         -
Salary Continuation Plan              1,773,899      112,536      253,870      297,760    1,109,733
                                     -----------  -----------  -----------  -----------  -----------
Total Contractual Obligations       $ 2,777,693  $   862,712  $   507,488  $   297,760  $ 1,109,733
                                     ===========  ===========  ===========  ===========  ===========

Other Commitments

The Company had letters of credit in the amount of $3,084,365 outstanding at June 2, 2006 to support the Company's commercial self-insurance program.

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line of credit debt at June 2, 2006 was $313,923 with an interest rate of 8.00%.

The Company's current ratio at year end was 1.36 to l.00.

Available cash, cash from operations and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

OPERATING RESULTS

Net sales increased by 3% in fiscal year 2006, increased by 6% in fiscal year 2005, and increased by 1% in fiscal year 2004. Fiscal 2005 included an extra week of sales. If the extra week is excluded, the increase in net sales for fiscal 2006 would have been 5%.

Cost of sales as a percentage of net sales amounted to 53.5% in 2006, 53.7% in 2005, and 52.5% in 2004.

Selling, general and administrative expenses were 46.1% of net sales in 2006, 46.5% in 2005 and 47.7% in 2004.

The Company's effective tax rates for 2006, 2005 and 2004 were 58.0%, 115.7% and 221.3%, respectively. Note 8 to the Consolidated Financial Statements provides additional information about the provision for income taxes.

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

The Company's cash equivalents consist of short-term marketable securities. Presently these are variable rate money market funds. Its bank loans also carry variable rates. Assuming year end 2006 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $80 and interest expense by $10,038.

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

Higher fuel and commodity costs continue to be a challenge.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In October, 2004, the American Jobs Creation Act of 2004 (The Act) was enacted into law. The FASB had issued Staff Position 109-1 and 109-2 to provide accounting and disclosure guidance relating to the enactment of this Act. The Act allows for a tax deduction of up to 9% (when fully phased-in) of the lesser of qualified production activities income" or taxable income as defined in the Act beginning in 2005. The tax benefits of this deduction are to be recognized in the year in which they are reported on the tax return. The Act also allows for a special one-time tax deductions of 85 percent of certain foreign earnings that are repatriated to a US taxpayer, provided certain criteria are met. The adoption of the Act did not have a material impact on the Company's financial position, results of operation or cash flows.

In November 2004, The FASB issued SFAS No. 151, "Inventory Cost or Amendment of ARB No. 43, Chapter 4." This Statement amends AR 13 No. 43, to clarify abnormal amounts of facility expense, freight, handling costs and wasted material should be recognized in current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs on conversion be based on the normal capacity of the production facilities. This provision is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SAFS No. 151 is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB revised its SFAS No. 123 (SFAS No. 123R), "Accounting for Stock Based Compensation." The revision established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services particularly transaction in which an entity obtains employee services in share based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to proved service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition the revised statement amends

SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first annual reporting period beginning after June 15, 2005, with early adoption encouraged. The adoption of this standard is not expected to have a material impact on the company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting For Nonmonetary Transactions," is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The provisions of this Statement is effective for nonmonetary asset exchanges occurring in the Company's fiscal year 2006. The adoption of SFAS No. 153 did not have a material impact on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company's results of operations or financial position.

In September 2005, FASB issued its consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This consensus concludes that an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions are entered into in contemplation of each other. The consensus should be applied to new arrangements entered into, or modifications or renewals of existing arrangements, in the first interim or annual reporting period beginning after March 15, 2006. This consensus is not expected to have a material effect on the Company's financial position, results of operation or cash flows.

In March 2005, the FASB issued FIN No. 47 (FIN47)  "Accounting  for  Conditional
Asset Retirement Obligations, an Interpretation of SFAS No. 143." This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company adopted the provisions of FIN 47 during the fourth quarter of 2005. The adoption had no impact on the financial condition, results of operations or cash flows.

ITEM 7 A.- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 15.

ITEM 8.- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiary for the year ended June 2, 2006, consisting of the following, are contained herein:

Consolidated Balance Sheets                - As of June 2, 2006 and June 3, 2005
Consolidated Statements of Operations      - Years ended 2006, 2005, and 2004
Consolidated Statements of Cash Flows      - Years ended 2006, 2005, and 2004
Consolidated Statements of Changes in
  Stockholders' Equity                     - Years ended 2006, 2005, and 2004
Notes to Consolidated Financial Statements - Years ended 2006, 2005, and 2004
Quarterly Results of Operations            - Years ended 2006, 2005, and 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of June 2, 2006 and June 3, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the three year period ended June 2, 2006. Our audits also included the financial statement schedule listed at
Item 15(a) Schedule II. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of June 2, 2006 and June 3, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the three year period ended June 2, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considering in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, effective May 29, 2004 the Company changed its accounting policy with respect to the casualty insurance liability.





Birmingham, Alabama                    DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP
July 24, 2006

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      As of June 2, 2006 and June 3, 2005
                                     ASSETS

                                                           2006            2005
                                                           ----            ----
CURRENT ASSETS
  Cash and cash equivalents.....................  $     321,627   $     371,204

  Receivables:
      Trade accounts............................      8,477,457       7,656,766
      Other.....................................         19,321         191,165
                                                   -------------   -------------
                                                      8,496,778       7,847,931
      Less: Allowance for doubtful accounts.....        133,422         156,467
                                                   -------------   -------------
                                                      8,363,356       7,691,464
      Notes receivable, current.................         53,672          49,558
                                                   -------------   -------------
                                                      8,417,028       7,741,022
                                                   -------------   -------------
  Inventories:
      Raw materials.............................      1,425,605       1,100,715
      Finished goods............................      2,850,466       2,869,352
                                                   -------------   -------------

                                                      4,276,071       3,970,067
                                                   -------------   -------------

  Prepaid expenses..............................      1,608,459       2,436,748
  Deferred income taxes.........................        669,976         589,946
                                                   -------------   -------------
         Total current assets...................     15,293,161      15,108,987
                                                   -------------   -------------

PROPERTY, PLANT AND EQUIPMENT
  Land..........................................      3,010,974       3,030,974
  Buildings.....................................     16,628,236      16,670,043
  Machinery and equipment.......................     36,561,024      35,170,539
  Transportation equipment......................     15,662,458      15,937,371
                                                   -------------   -------------
                                                     71,862,692      70,808,927
      Less: Accumulated depreciation............     58,279,641      56,561,891
                                                   -------------   -------------

                                                     13,583,051      14,247,036
                                                   -------------   -------------
OTHER ASSETS
  Notes receivable, long-term...................      1,716,756       1,770,428
  Cash surrender value of life insurance........      2,431,626       2,581,358
  Other.........................................        703,488         693,938
                                                   -------------   -------------

      Total other assets........................      4,851,870       5,045,724
                                                   -------------   -------------

      TOTAL.....................................  $  33,728,082   $  34,401,747
                                                   =============   =============

See Accompanying Notes to Consolidated Financial Statements

  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            2006           2005
                                                     ------------   ------------

CURRENT LIABILITIES
  Checks outstanding in excess of bank balances...  $  2,619,026   $  1,493,153
  Accounts payable................................     2,210,026      2,270,035
  Accrued income taxes............................       509,318              -
  Current portion of long-term debt...............       750,177        690,332
  Line of credit outstanding......................       313,923        522,008
  Other accrued expenses..........................     4,727,753      4,701,726
  Salary continuation plan........................       112,536        103,912
                                                     ------------   ------------

      Total current liabilities...................    11,242,759      9,781,166
                                                     ------------   ------------

LONG-TERM LIABILITIES.............................
  Note payable - bank, non-current................       253,618      1,013,846
  Salary continuation plan........................     1,661,363      1,735,885
  Deferred income taxes...........................       854,028        964,047
                                                     -------------- ------------

      Total long-term liabilities.................     2,769,009      3,713,778
                                                     ------------   ------------


STOCKHOLDERS' EQUITY..............................
  Common stock - $.66 2/3 par value:
  Authorized 35,000,000 shares;
      issued 13,828,793 shares....................     9,219,195      9,219,195
  Additional paid-in capital......................     6,497,954      6,497,954
  Retained earnings...............................    14,676,759     15,867,248
  Treasury shares - at cost (1,993,463 shares in
   2006 and 2005).................................   (10,677,594)   (10,677,594)
                                                     ------------   ------------


  Total stockholders' equity......................    19,716,314     20,906,803
                                                     ------------   ------------





      TOTAL.......................................  $ 33,728,082   $ 34,401,747
                                                     ============   ============

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004

                                                            2006             2005             2004
                                                            ----             ----             ----

  Net sales.....................................  $  106,546,696  $   103,143,979  $    97,583,493
  Cost of sales.................................      57,018,901       55,399,901       51,243,037
                                                   --------------  ---------------  ---------------
  Gross margin..................................      49,527,795       47,744,078       46,340,456

  Selling, general and administrative expenses..      49,168,289       48,022,149       46,595,519
                                                   --------------  ---------------  ---------------

  Operating income (loss).......................         359,506         (278,071)        (255,063)
                                                   --------------  ---------------  ---------------

  Other income (expenses):......................
  Gain on sale of assets........................         138,884          107,382           13,861
  Interest expense..............................        (294,549)        (255,132)        (219,608)
  Other income..................................         483,481          520,862          498,613
                                                   --------------  ---------------  ---------------

     Total other income (expenses)..............         327,816          373,112          292,866
                                                   --------------  ---------------  ---------------

     Income before income tax...................         687,322           95,041           37,803
                                                   --------------  ---------------  ---------------

         Provision for income taxes.............         398,386          109,965           83,649
                                                   --------------  ---------------  ---------------



     Net income (loss)..........................  $      288,936  $       (14,924) $       (45,846)
                                                   ==============  ===============  ===============

PER SHARE OF COMMON STOCK
  Net income....................................  $         0.02  $             -  $             -
  Basic earnings................................  $         0.02  $             -  $             -
                                                   ==============  ===============  ===============
  Diluted earnings..............................  $         0.02  $             -  $             -
                                                   ==============  ===============  ===============


See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004


                                                 Additional                                   Total
                                      Common      Paid-in      Retained      Treasury     Stockholders'
                                       Stock       Capital     Earnings        Shares         Equity
                                    -----------  ----------  ------------  -------------  --------------

 Balance - May 30, 2003........... $ 9,219,195  $6,497,954  $ 18,893,553  $ (10,533,177) $   24,077,525

    Net loss - 2004...............           -           -       (45,846)             -         (45,846)

    Cash dividends paid...........                            (1,484,470)                    (1,484,470)
    Treasury shares purchased.....           -           -             -        (91,425)        (91,425)
                                    -----------  ----------  ------------  -------------  --------------

       Balance - May 28, 2004.....   9,219,195   6,497,954    17,363,237    (10,624,602)     22,455,784

    Net loss - 2005...............           -           -       (14,924)             -         (14,924)
                                                                                                      -
    Cash dividends paid...........           -           -    (1,481,065)             -      (1,481,065)
    Treasury shares purchased.....           -           -             -        (52,992)        (52,992)
                                    -----------  ----------  ------------  -------------  --------------

       Balance - June 3, 2005.....   9,219,195   6,497,954    15,867,248    (10,677,594)     20,906,803

    Net income - 2006.............           -           -       288,936              -         288,936
                                                                                                      -
    Cash dividends paid...........           -           -    (1,479,425)             -      (1,479,425)
                                    -----------  ----------  ------------  -------------  --------------

      Balance - June 2, 2006...... $ 9,219,195  $6,497,954  $ 14,676,759  $ (10,677,594) $   19,716,314
                                    ===========  ==========  ============  =============  ==============


See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004

                                                                                     2006          2005          2004
                                                                                     ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers..............................................$ 105,874,804  $102,944,666  $ 97,937,596
  Interest income...........................................................      146,072       150,685       154,944
  Rental income.............................................................       36,469        32,471        31,948
  Other operating cash payments/receipts....................................      300,940       337,706       311,721
  Cash paid to suppliers & employees for cost of goods sold.................  (55,762,586)  (53,551,622)  (49,827,013)
  Cash paid for suppliers & employees for selling, general & administrative.  (47,888,447)  (47,233,583)  (45,894,592)
  Income taxes..............................................................      231,982         3,902       430,216
  Interest expense..........................................................     (294,549)     (255,132)     (219,608)
                                                                             -------------  ------------  ------------

      Net cash provided by operating activities.............................    2,644,685     2,429,093     2,925,212

CASH FLOWS FROM INVESTING ACTIVITIES........................................
  Purchase of property, plant and equipment.................................   (1,670,021)   (2,700,674)     (973,076)
  Proceeds from sale of property, plant and equipment.......................      188,221       139,644       155,288
  Collection of notes receivable............................................       49,558        45,760        42,254
                                                                             -------------  ------------  ------------

      Net cash used in investing activities.................................   (1,432,242)   (2,515,270)     (775,534)

CASH FLOWS FROM FINANCING ACTIVITIES........................................
  Debt proceeds.............................................................   21,525,001    16,952,546    10,304,286
  Debt repayments...........................................................  (22,433,469)  (15,725,922)  (11,727,633)
  Increase in checks outstanding in excess of bank
    balances................................................................    1,125,873       199,619       136,426
  Purchases of treasury shares..............................................            -       (52,992)      (91,425)
  Cash dividends paid.......................................................   (1,479,425)   (1,481,065)   (1,484,470)
                                                                             -------------  ------------  ------------

      Net cash used in financing activities.................................   (1,262,020)     (107,814)   (2,862,816)

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS..........................................................      (49,577)     (193,991)     (713,138)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR.........................................................      371,204       565,195     1,278,333
                                                                             -------------  ------------  ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR...............................................................$     321,627  $    371,204  $    565,195
                                                                             =============  ============  ============


See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004

                                                                               2006            2005           2004
                                                                               ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)................................................ $      288,936  $      (14,924) $     (45,846)
   Adjustment to reconcile net income (loss) to net cash provided...
     by operating activities:
         Depreciation...............................................      2,284,669       2,267,718      2,346,880
         Deferred income taxes......................................       (190,049)        172,472        (30,251)
         Gain on sale of property and equipment.....................       (138,884)       (107,382)       (13,861)
     Change in receivables - net....................................       (671,892)       (199,313)       354,103
     Change in inventories..........................................       (306,004)       (267,018)      (397,854)
     Change in prepaid expenses.....................................        828,289        (143,805)       588,178
     Change in cash surrender value of insurance....................        149,732          67,209        114,172
     Change in other assets.........................................         (9,550)       (104,178)       (93,585)
     Change in accounts payable.....................................        (60,009)        453,156        115,945
     Change in accrued expenses.....................................         26,027         366,928         45,350
     Change in salary continuation plan.............................        (65,898)        (61,770)       (58,019)
     Change in accrued income taxes.................................        509,318               -              -
                                                                      --------------  --------------  -------------

         Net cash provided by operating activities.................. $    2,644,685  $    2,429,093  $   2,925,212
                                                                      ==============  ==============  =============


See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004


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

Fiscal Year
-----------
The Company ends its fiscal year on the Friday closest to the last day in May. The years ended June 2, 2006, June 3, 2005 and May 28, 2004 included 52, 53, and 52 weeks, respectively.

Fair Value of Financial Instruments
-----------------------------------
The carrying amount of cash and cash equivalents, receivables, accounts payable and short and long-term debt approximate fair value.

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------


Self-Insurance
--------------
The Company is self-insured for certain casualty losses relating to automobile liability, general liability, workers' compensation, property losses and medical claims. The Company also has stop loss coverage to limit the exposure arising from these claims. Automobile liability, general liability, workers' compensation, and property loss costs are covered by letters of credit with the company's claim administrators.

As discussed in Note 2, the Company changed its accounting policy with respect to these casualty insurance liabilities in the fourth quarter of fiscal 2005. The Company now uses a third-party actuary to estimate the casualty insurance obligations on an annual basis, using the fully developed actuarial method of accounting for the self-insurance liability. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors.


Advertising
-----------
The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Advertising expense amounted to $5,970,393, $5,503,641 and $4,609,366 for the fiscal years 2006, 2005 and 2004, respectively.

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
      For the Fiscal Year Ended June 2, 2006, June 3, 2005 and May 28, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

The following table represents the pro forma effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value based method recognition provisions of SFAS No 123 to stock-based employee compensation:

                                                                            Year End
                                                               ----------------------------------
                                                                    2006        2005        2004
                                                                    ----        ----        ----
 Net income (loss) as reported.............................   $  288,936  $  (14,924) $  (45,846)
 Deduct: total stock-based employee compensation expense...
   determined under fair value based method for all awards,
   net of related tax effects..............................      (10,458)    (10,458)    (12,291)
                                                               ----------  ----------  ----------
   Pro forma net income (loss).............................   $  278,478     (25,382)    (58,137)
                                                               ==========  ==========  ==========

 Earnings per share:.......................................
   Basic - as reported.....................................   $     0.02  $        -  $        -
                                                               ==========  ==========  ==========
   Basic - Pro forma.......................................   $     0.02  $        -  $        -
                                                               ==========  ==========  ==========

   Diluted - as reported...................................   $     0.02  $        -  $        -
                                                               ==========  ==========  ==========
   Diluted - Pro forma.....................................   $     0.02  $        -  $        -
                                                               ==========  ==========  ==========

Shipping and Handling Costs
---------------------------
Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company are classified as Selling, General and Administrative (SG&A) expenses. Shipping and handling costs classified as SG&A amounted to $2,991,430 million, $2,788,746 million and $2,347,827 million for the fiscal years 2006, 2005 and 2004, respectively.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements
-----------------------------------------
In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised SFAS No. 132 revised employers' disclosures about pension plans and other postretirement benefit plans.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

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

In October, 2004, the American Jobs Creation Act of 2004 (The Act) was enacted into law. The FASB had issued Staff Position 109-1 and 109-2 to provide accounting and disclosure guidance relating to the enactment of this Act. The Act allows for a tax deduction of up to 9% (when fully phased-in) of the lesser of qualified production activities income" or taxable income as defined in the Act beginning in 2005. The tax benefits of this deduction are to be recognized in the year in which they are reported on the tax return. The Act also allows for a special one-time tax deductions of 85 percent of certain foreign earnings that are repatriated to a US taxpayer, provided certain criteria are met. The adoption of the Act did not have a material impact on the Company's financial position, results of operation or cash flows.

In November 2004, The FASB issued SFAS No. 151, "Inventory Cost or Amendment of ARB No. 43, Chapter 4." This Statement amends AR 13 No. 43, to clarify abnormal amounts of facility expense, freight, handling costs and wasted material should be recognized in current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs on conversion be based on the normal capacity of the production facilities. This provision is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SAFS No. 151 is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB revised its SFAS No. 123 (SFAS No. 123R), "Accounting for Stock Based Compensation." The revision established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services particularly transaction in which an entity obtains employee services in share based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to proved service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first annual reporting period beginning after June 15, 2005, with early adoption encouraged. The adoption of this standard is not expected to have a material impact on the company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting For Nonmonetary Transactions," is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The provisions of this Statement is effective for nonmonetary asset exchanges

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------


occurring in the Company's fiscal year 2006. The adoption of SFAS No. 153 did not have a material impact on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company's results of operations or financial position.

In September 2005, FASB issued its consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This consensus concludes that an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions are entered into in contemplation of each other. The consensus should be applied to new arrangements entered into, or modifications or renewals of existing arrangements, in the first interim or annual reporting period beginning after March 15, 2006. This consensus is not expected to have a material effect on the Company's financial position, results of operation or cash flows.

In March 2005, the FASB issued FIN No. 47 (FIN47)  "Accounting  for  Conditional
Asset Retirement Obligations, an Interpretation of SFAS No. 143." This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company adopted the provisions of FIN 47 during the fourth quarter of 2005. The adoption had no impact on the financial condition, results of operations or cash flows.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004

NOTE 2 - CHANGE IN ACCOUNTING POLICY
------------------------------------

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


                                              First       Second       Third
                                           -----------  ----------  -----------
Basic earnings per share
     Net income (loss) - as reported      $      0.02  $        -  $     (0.04)
     Net income (loss) - pro forma               0.01           -        (0.01)

Diluted earnings per share
     Net income (loss) - as reported      $      0.02  $        -  $     (0.04)
     Net income (loss) - pro forma               0.01           -        (0.01)

NOTE 3- NOTES RECEIVABLE
------------------------

Notes receivable as of June 2, 2006 and June 3, 2005 consist of the following:

                                                                                       2006           2005
                                                                                       ----           ----
   8% note, due in 120 monthly installments of $3,640
    through November 1, 2010, collateralized by property....................  $     164,608  $     193,836

   8% note, due in 360 monthly installments of $12,474
   through November 1, 2030, collateralized by property.....................      1,605,820      1,626,150
                                                                               -------------  -------------
                                                                                  1,770,428      1,819,986
        Less current portion................................................         53,672         49,558
                                                                               -------------  -------------
                                                                              $   1,716,756  $   1,770,428
                                                                               =============  =============
        Maturities at Year End
                                                   2008.....................         58,126
                                                   2009.....................         62,951
                                                   2010.....................         68,176
                                                   2011.....................         51,630
                                                   2012.....................         32,804
                                              Thereafter....................      1,443,069

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004


NOTE 4 - PREPAID EXPENSES
-------------------------

At June 2, 2006 and June 3, 2005, prepaid expenses consist of the following:

                                                               2006             2005
                                                       -------------    -------------

  Prepaid slotting fees...........................   $      177,479   $      421,198
  Other prepaid expenses..........................        1,430,980        2,015,550
                                                       -------------    -------------

                                                     $    1,608,459   $    2,436,748
                                                       =============    =============

NOTE 5 - OTHER ACCRUED EXPENSES

At June 2, 2006 and June 3, 2005, other accrued expenses consist of the following:

                                                               2006             2005
                                                       -------------    -------------

  Accrued payroll.................................   $      461,050   $      468,047
  Self insurance liability........................        1,885,500        1,931,800
  Accrued vacation................................        1,402,369        1,410,187
  Other accrued expenses..........................          978,834          891,692
                                                       -------------    -------------

                                                     $    4,727,753   $    4,701,726
                                                       =============    =============

NOTE 6- LINE OF CREDIT
----------------------

The Company has a line of credit agreement with a local bank which permits borrowing up to $2 million. The balance on the line of credit at June 2, 2006 was $313,923 a rate of 8.00%. The line of credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application.

NOTE 7 - LONG-TERM LIABILITIES
------------------------------

  At June 2, 2006 and June 3, 2005, long-term debt consists of the following:

                                                                               2006           2005
                                                                       -------------  -------------
  Note payable - bank - payable in equal monthly installments of
  $65,108 including interest at the LIBOR index rate plus 1.75%
  (6.77% at June 2, 2006) through November 30, 2007, secured
  by equipment......................................................  $   1,003,794  $   1,704,178

    Less: current portion...........................................        750,176        690,332
                                                                       -------------  -------------

                                                                      $     253,618  $   1,013,846
                                                                       =============  =============

                                                                                              2008
                                                                                      -------------

    Maturities at June 2, 2006......................................                 $     253,618
                                                                                      =============

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004


NOTE 7- LONG-TERM LIABILITIES - CONTINUED
-----------------------------------------

Other long-term obligations at June 2, 2006 and June 3, 2005 consist of the following:
                                                       2006          2005
                                                ------------  ------------

      Salary continuation plan...............  $  1,773,899  $  1,839,797
      Less: current portion..................      (112,536)     (103,912)
                                                ------------  ------------

                                               $  1,661,363  $  1,735,885
                                                ============  ============

The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives. The Company recognized compensation expense of approximately $38,058, $34,178 and $30,576 for fiscal 2006, 2005 and 2004, respectively.

NOTE 8 - INCOME TAXES
---------------------

At June 2, 2006, June 3, 2005 and May 28, 2004 the provision for income taxes consists of the following:

                                             2006        2005        2004
                                        ----------  ----------  ----------
Current:
  Federal............................. $  523,353  $  (55,620) $  101,350
  State...............................     65,082      (6,890)     12,550
                                        ----------  ----------  ----------

                                          588,435     (62,510)    113,900
Deferred:
  Federal.............................   (169,111)    155,191     (27,859)
  State...............................    (20,938)     17,284      (2,392)
                                        ----------  ----------  ----------

                                         (190,049)    172,475     (30,251)
                                        ----------  ----------  ----------

Total................................. $  398,386  $  109,965  $   83,649
                                        ==========  ==========  ==========

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004


NOTE 8- INCOME TAXES - CONTINUED
--------------------------------

The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and actual tax follows:

                                                                          2006           2005           2004
                                                                  -------------  -------------  -------------

 Tax on income at statutory rates..........................      $     233,689  $      32,327  $      12,853
 (Decrease) increase resulting from:.......................
   State income taxes, less Federal income tax effect......             42,954         (4,547)         8,741
   Tax exempt interest.....................................               (881)        (1,142)        (1,388)
   Change in valuation allowance...........................             36,040         57,559         55,000
   Other - net.............................................             86,584         25,768          8,443
                                                                  -------------  -------------  -------------

     Total.................................................      $     398,386  $     109,965  $      83,649
                                                                  =============  =============  =============

The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:


                                                                                         2006           2005
                                                                                 -------------  -------------
 Deferred tax assets................................................
   Salary continuation plan.........................................             $     650,489  $     674,654
   Accrued vacation.................................................                   514,248        517,116
   Contribution carryforward........................................                   423,569        383,657
   Inventory capitalization.........................................                    16,463         21,471
   Allowance for doubtful accounts..................................                    48,926         57,377
   Other accrued expenses...........................................                   155,421        164,241
                                                                                  -------------  -------------

     Gross defered tax assets before valuation allowance............                 1,809,116      1,818,516
     Less valuation allowance.......................................                  (268,599)      (232,559)
                                                                                  -------------  -------------

 Total deferred tax assets..........................................                 1,540,517      1,585,957
                                                                                  -------------  -------------

 Deferred tax liabilities...........................................
   Property and equipment...........................................                 1,659,487      1,805,605
   Prepaid expenses.................................................                    65,082        154,453
                                                                                  -------------  -------------
 Total deferred tax liabilities.....................................                 1,724,569      1,960,058
                                                                                  -------------  -------------

     Net deferred tax liability.....................................             $    (184,052) $    (374,101)
                                                                                  =============  =============

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004


NOTE 9- EMPLOYEE BENEFIT PLANS
------------------------------

The Company has trusteed "Qualified Profit-Sharing Plans" that were amended and restated effective June 1, 1996 to add a 401(k) salary reduction provision. Under this provision, employees can contribute up to fifty percent of their compensation to the plan on a pretax basis subject to regulatory limits; and the Company, at its discretion, can match up to 4 percent of the participants' compensation. The annual contributions to the plans are determined by the Board of Directors. Total plan expenses for the years ended June 2, 2006, June 3, 2005, and May 28, 2004 were $122,641, $129,529 and $94,683 respectively.

The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual contributions to the plan are amounts determined by the Board of Directors of the Company. Annual contributions are made in cash or common stock of the Company. The Employee Stock Ownership Plan expenses for the years ended June 2, 2006, June 3, 2005 and May 28, 2004 were $-0-. Each participant's account is credited with an allocation of shares acquired with the Company's annual contributions, dividends received on ESOP shares and forfeitures of terminated participants' nonvested accounts.

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

                                                              2006         2005
                                                        -----------  -----------
   Accrued Salary Continuation Plan - beginning of
    year.............................................. $ 1,839,797  $ 1,901,567

   Benefits Accrued...................................      38,058       34,178

   Benefits Paid......................................    (103,956)     (95,948)
                                                        -----------  -----------

   Accrued Salary Continuation Plan - end of year..... $ 1,773,899  $ 1,839,797
                                                        ===========  ===========


NOTE 10 - LONG-TERM INCENTIVE PLANS
-----------------------------------

The Company has a long-term incentive plan currently in effect under which future stock option grants may be issued. This Plan (the 1996 Plan) is administered by the Stock Option Committee of the Board of Directors, which has sole discretion, subject to the terms of the Plan, to determine those employees, including executive officers, eligible to receive awards and the amount and type of such awards. The Stock Option Committee also has the authority to interpret the Plan, formulate the terms and conditions of award agreements and make all other determinations required in the administration thereof. All options outstanding at the end of the 2006, 2005, and 2004 are exercisable.

The 1996 Plan provides for the granting of Incentive Stock Options as defined under the Internal Revenue Code. Under the Plan, grants may be made to selected officers and employees, of incentive stock option with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company's stock at the date of grant.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
         For the Years Ended June 2, 2006, June 3, 2005 and May 28, 2004


NOTE 10 - LONG-TERM INCENTIVE PLANS - CONTINUED
-----------------------------------------------

Five hundred thousand shares of the Company's stock have been reserved for issuance under this Plan. The following is a summary of transactions:

Shares Under Option                      2006                2005                   2004
                                  ------------------- -------------------  ----------------------
                                             Weighted           Weighted               Weighted
                                              Average            Average               Average
                                             Exercise           Exercise               Exercise
                                   Shares     Price    Shares     Price      Shares     Price
                                  ---------  -------- --------  ---------  ----------  ----------
Outstanding - beginning of year    369,000  $   3.78  369,000  $    3.78     369,000  $     3.78
 Granted........................         -         -        -          -           -           -
 Exercised......................         -         -        -          -           -           -
 Forfeited......................         -         -        -          -           -           -
 Cancelled......................         -         -        -          -           -           -
                                  ---------  -------- --------  ---------  ----------  ----------

Outstanding - end of year.......   369,000  $   3.78  369,000  $    3.78     369,000  $     3.78
                                  =========  ======== ========  =========  ==========  ==========

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004


NOTE 11 - NET INCOME PER SHARE
------------------------------

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock, as prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share". At June 2, 2006, the effect of options was computed on the 40,000 shares of common stock that were dilutive at that time. Options on the remaining 329,000 shares were not included in the computation of diluted earnings per share because the options' exercise price were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. At June 3, 2005 and May 28, 2004 options on all 329,000 common shares were antidilutive. The following reconciles the information used to compute basic and diluted earnings per share:

                                                    Average Common Stock Shares
                                              ---------------------------------------
                                                   2006         2005         2004
                                                -----------  -----------  -----------

 Basic weighted average shares outstanding...   11,835,330   11,846,419   11,879,891
 Effect of options...........................          329            -            -
                                                -----------  -----------  -----------

 Diluted shares..............................   11,835,659   11,846,419   11,879,891
                                                ===========  ===========  ===========


NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------------------------

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

The fair value of notes receivable is estimated by using a discount rate that approximates the current rate for comparable notes. At June 2, 2006 and June 3, 2005 the aggregate fair value was approximately $2,090,955 and $2,364,641 compared to a carrying amount of $1,770 428 and $1,819,986, respectively.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004


NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -CONTINUED
--------------------------------------------------------------------------

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


NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Rental  expense was $354,261 in 2006,  $316,724 in 2005 and $493,028 in 2004. At
June 2, 2006, the Company was not obligated under any significant operating leases.

The Company leases its airplane to a major shareholder of the Company for approximately $20,000 per month. The lease provides for their personal use of the airplane for up to 100 flight hours per year and is for a term of one year with automatic renewal at the option of either party.

The Company had letters of credit in the amount of $3,084,365 outstanding at June 2, 2006 to support the Company's commercial self-insurance program. The Company pays a commitment fee of 0.50% to maintain the letters of credit.

The Company entered into a five-year term product purchase commitment during the year ending June 1, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the unit purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable, based on current market. Subsequently, in September 2002, the product purchase agreement was amended to fix the purchase unit price and establish specific annual quantities. The Company, as of June 2, 2006, has no outstanding long term product purchase commitments.

The Company has entered into various other short term purchase commitments with suppliers for raw materials in the normal course of business.

The Company is subject to routine litigation and claims incidental to its business. In the opinion of management, such routine litigation and claims should not have a material adverse effect upon the Company's consolidated financial statements taken as a whole.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004


NOTE 14 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------

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

The Company's notes receivable require collateral and management believes they are well secured.

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------

The following is a summary of the unaudited quarterly results of operations of the years ended June 2, 2006 and June 3, 2005.

                                                                                     Per Share
                                                                        Net (Loss)   Net (Loss)
                                                         Net Sales       Income        Income
                                                      --------------- ------------   ----------

 Quarter
 2006
 ----
      First........................................... $  26,031,836   $  (64,242)  $    (0.01)
      Second..........................................    25,430,115     (289,031)       (0.02)
      Third...........................................    26,819,759      490,297         0.04
      Fourth..........................................    28,264,986      151,912         0.01
                                                        -------------   ----------   ----------
           For the year............................... $ 106,546,696   $  288,936   $     0.02
                                                        =============   ==========   ==========

 2005
 ----
      First........................................... $  24,766,426   $   65,737   $     0.01
      Second..........................................    24,851,760       47,151            -
      Third...........................................    27,012,648     (136,754)       (0.01)
      Fourth..........................................    26,513,145        8,942            -
                                                        -------------   ----------   ----------
           For the year............................... $ 103,143,979   $  (14,924)  $        -
                                                        =============   ==========   ==========


Quarterly net income amounts for 2005 have been adjusted from amounts reported in the Company's 10-Q's to reflect the change in accounting discussed in Note 2.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004


NOTE 16 - SUPPLEMENTARY STATEMENT OF INCOME INFORMATION
-------------------------------------------------------

The following tabulation gives certain supplementary statement of income information for continuing operations for the years ended June 2, 2006, June 3, 2005 and May 28, 2004:

                                         2006          2005          2004
                                     -------------  ------------  ------------
 Maintenance and repairs..........  $   6,274,607  $  6,036,556  $  5,914,221
 Depreciation.....................      2,284,669     2,267,718     2,346,880
 Payroll taxes....................      2,341,678     2,379,888     2,241,443
 Advertising costs................      5,970,393     5,503,641     4,609,366


Amounts for other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.


NOTE 17 - SUBSEQUENT EVENT
--------------------------

A purchase and sales agreement was executed by and between Golden Flake Snack Foods, Inc. as Seller, and Educational Development Company of America, LLC & Waterbury Companies, LLC as Purchaser, with an effective date of June 26, 2006, for the sale of approximately 12 acres of land located adjacent to the Company's office headquarters and manufacturing plant in Birmingham, Alabama. The purchase price is $1,500,000.00.

ITEM 9. -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. - CONTROLS AND PROCEDURES

     The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal year ended June 2, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the fiscal year ended June 2, 2006, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods.


ITEM 9B. - OTHER INFORMATION

Not Applicable.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     With the exception of information set forth under the caption Executive Officers of the Registrant and Its Subsidiary which appears in Part I of this Form 10-K on Page 6, the information required by this item is incorporated by reference to the sections entitled "Election of Directors," "Additional Information Concerning the Board of Directors," "Executive Compensation and Other Information," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct and Ethics" of the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders to be held September 21, 2006.


ITEM 11. - EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the sections entitled "Executive Compensation and Other Information" of the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders to be held September 21, 2006. See Item 5 of this Annual Report on Form 10-K for information concerning the Company's equity compensation plans.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance," of the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders to be held September 21, 2006.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the section entitled "Certain Transactions" of the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders to be held September 21, 2006.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES


     The information required by this item is incorporated by reference to the section entitled "Independent Accountants" of the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders to be held September 21, 2006.


     Prior to September 29, 2006, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                                     PART IV

                   ITEM 15.- EXHIBITS AND FINANCIAL STATEMENT
                                    SCHEDULES

  (a) 1. LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

Consolidated Balance Sheets - June 2, 2006 and June 3, 2005

Consolidated Statements of Operations- Years ended June 2, 2006, June 3, 2005 and May 28, 2004

Consolidated Statements of Changes in Stockholders' Equity- Years ended June 2, 2006, June 3, 2005, and May 28, 2004

Consolidated Statements of Cash Flows- Years ended June 2, 2006, June 3, 2005 and May 28, 2004

Notes to Consolidated Financial Statements

  (a) 2. LIST OF FINANCIAL STATEMENT SCHEDULES

The following  consolidated financial statements schedule is included in Item 15
(c):

Schedule II- Valuation and Qualifying Accounts

All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

  (a) 3. Exhibits

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

      10.7 Equipment Purchase and Sale Agreement dated October 2000 whereby Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc., sold the Nashville, Tennessee Plant Equipment (incorporated by reference as Exhibit 10.1 to Golden Enterprises, Inc. May 31, 2001 Form 10-K filed with the Commission).

      10.8 Real Property Contract of Sale dated October 2000 whereby Golden Flake Snack Foods, Inc. sold the Nashville, Tennessee Plant Real Property (incorporated by reference as Exhibit 10.2 to Golden Enterprises, Inc. May 31, 2001 Form 10-K filed with the Commission).

      10.9 Amendment to Salary Continuation Plans, Retirement and Disability for F. Wayne Pate dated April 9, 2002 (incorporated by reference to
            Exhibit 10.2 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

      10.10 Amendment to Salary Continuation Plans, Retirement and Disability for John S. Stein dated April 9, 2002 (incorporated by reference to
            Exhibit 10.3 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

      10.11 Amendment to Salary Continuation Plan, Death Benefits for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.4 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

      10.12 Retirement and Consulting Agreement for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.5 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

      10.13 Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.6 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

      10.14 Trust Under Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.7 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

      10.15 Lease of aircraft executed by and between Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc., and Joann F. Bashinsky dated February 1, 2006.

      10.16 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc., as Seller, and Educational Development Company of America, LLC & Waterbury Companies, LLC, as Purchaser, with an effective date of June 26, 2006, for the sale of approximately 12 acres of land located adjacent to the Company's Office Headquarters and Manufacturing Plant in Birmingham, Alabama.

      (14)  Code of Ethics

      14.1 Golden Enterprises, Inc.'s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to
            Exhibit 14.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

      (18)  Letter Re: Change in Accounting Principles

      18.1 Letter from the Registrant's Independent Accountant dated August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 3, 2005 (incorporated by reference to Exhibit 18.1 to Golden Enterprises, Inc.'s June 3, 2005 Form 10-K filed with the Commission)

      21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission)

      (31)  Certifications

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



      (99)  Additional Exhibits

      99.1 A copy of excerpts of the Last Will and Testament and Codicils thereto of Sloan Y. Bashinsky, Sr. and of the SYB Common Stock Trust created by Sloan Y. Bashinsky, Sr. providing for the creation of a Voting Committee to vote the shares of common stock of Golden Enterprises, Inc. held by SYB, Inc. and the Estate/Testamentary Trust of Sloan Y. Bashinsky, Sr. (incorporated by reference to
            Exhibit 99.1 to Golden Enterprises, Inc.'s June 3, 2005 Form 10-K filed with the Commission).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ENTERPRISES, INC.

By /s/Patty Townsend                                            August 25, 2006
--------------------                                            ---------------
Patty Townsend                                                       Date
Vice President, Secretary and Principal Financial
Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                  Title                            Date
         ---------                  -----                            ----

/s/John S. Stein              Chairman of Board                 August 25, 2006
---------------------------
John  S. Stein


/s/Mark W. McCutcheon         Chief Executive                   August 25, 2006
---------------------------   Officer, President and Director
Mark W. McCutcheon


/s/Patty Townsend             Vice President, Secretary and     August 25, 2006
---------------------------   Principal Financial Officer
Patty Townsend


/s/F. Wayne Pate              Director                          August 25, 2006
---------------------------
F. Wayne Pate


/s/Edward R. Pascoe           Director                          August 25, 2006
---------------------------
Edward R. Pascoe


/s/John P. McKleroy, Jr.      Director                          August 25, 2006
---------------------------
John P. McKleroy, Jr.


 /s/James I. Rotenstreich     Director                          August 25, 2006
---------------------------
James I. Rotenstreich


/s/John S.P. Samford          Director                          August 25, 2006
---------------------------
John S.P. Samford


/s/J. Wallace Nall, Jr.       Director                          August 25, 2006
---------------------------
J. Wallace Nall, Jr.


/s/Joann F. Bashinsky         Director                          August 25, 2006
---------------------------
Joann F. Bashinsky

                                   SCHEDULE II


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

     For the Fiscal Years Ended June 2, 2006, June 3, 2005 and May 28, 2004

                                                         Additions
                                        Balance at       Charged to                           Balance
                                         Beginning        Costs and                            at End
Allowance for Doubtful Accounts           of Year         Expenses          Deductions        of Year
-----------------------------------    --------------   --------------    ---------------   -------------

Year ended May 28, 2004                  $196,100         $131,771           $142,871         $185,000
                                       ==============   ==============    ===============   =============

Year ended June 3, 2005                  $185,000         $174,455           $202,988         $156,467
                                       ==============   ==============    ===============   =============

Year ended June 2, 2006                  $156,467          $23,676           $46,721          $133,422
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

10.7 Equipment Purchase and Sale Agreement dated October 2000 whereby Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of
      Golden Enterprises, Inc., sold the Nashville, Tennessee Plant Equipment (incorporated by reference as Exhibit 10.1 to Golden Enterprises, Inc. May 31, 2001 Form 10-K filed with the Commission).

10.8 Real Property Contract of Sale dated October 2000 whereby Golden Flake Snack Foods, Inc. sold the Nashville, Tennessee Plant Real Property (incorporated by reference as Exhibit 10.2 to Golden Enterprises, Inc. May 31, 2001 Form 10-K filed with the Commission).

10.9 Amendment to Salary Continuation Plans, Retirement and Disability for F. Wayne Pate dated April 9, 2002 (incorporated by reference to Exhibit 10.2 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.10 Amendment to Salary Continuation Plans, Retirement and Disability for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.3 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.11 Amendment to Salary Continuation Plan, Death Benefits for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit
      10.4 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.12 Retirement and Consulting Agreement for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.5 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.13 Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.6 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

                                                                            Page
                                                                            ----

10.14 Trust Under Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.7 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.15 Lease of  aircraft  executed  by and  between  Golden  Flake Snack      52
      Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc., and Joann F. Bashinsky dated February 1, 2006.

10.16 Purchase and Sale  Agreement  executed by and between Golden Flake      59
      Snack Foods, Inc., as Seller and Educational  Development  Company
      of America, LLC & Waterbury Companies, LLC, as Purchaser, with an effective date of June 26, 2006, for the sale of approximately 12
      acres  of  land   located   adjacent  to  the   Company's   Office
      Headquarters and Manufacturing Plant in Birmingham, Alabama.

14.1 Golden Enterprises, Inc.'s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

(18)  Letter Re: Change in Accounting Principles

18.1 Letter from the Registrant's Independent Accountant dated August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 3, 2005 (incorporated by reference to Exhibit 18.1 to Golden Enterprises, Inc.'s June 3, 2005 Form 10-K filed with the Commission).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission)

31.1  Certification  of Chief Executive  Officer pursuant to Section 302      69
      of the Sarbanes-Oxley Act of 2002.

31.2  Certification  of Chief Financial  Officer pursuant to Section 302      70
      of the Sarbanes-Oxley Act of 2002.

32.1  Certification  of Chief Executive  Officer pursuant to Section 906      71
      of the Sarbanes-Oxley Act of 2002.

32.2  Certification  of Chief Financial  Officer pursuant to Section 906      72
      of the Sarbanes-Oxley Act of 2002.

99.1 A copy of excerpts of the Last Will and Testament and Codicils thereto of Sloan Y. Bashinsky, Sr. and of the SYB Common Stock Trust created by Sloan Y. Bashinsky, Sr. providing for the creation of a Voting Committee to vote the shares of common stock of Golden Enterprises, Inc. held by SYB, Inc. and the Estate/Testamentary Trust of Sloan Y. Bashinsky, Sr. (incorporated by reference to Exhibit 99.1 to Golden Enterprises, Inc.'s June 3, 2005 Form 10-K filed with the Commission).