Form 10-Q
period 2006-09-01
GOLDEN ENTERPRISES INC
filed 2006-10-11
CIK 42228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen week) period ended September 1, 2006

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



                            GOLDEN ENTERPRISES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           63-0250005

(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

One Golden Flake Drive
         Birmingham, Alabama                                       35205
-----------------------------------------                 ----------------------
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
Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                        -----                   -----                      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 1, 2006

                                                             Outstanding at
              Class                                        September 29, 2006
              -----                                        ------------------
Common Stock, Par Value $0.66 2/3                              11,835,330

                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.    FINANCIAL INFORMATION                                                   Page No.

Item 1     Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
           September 1, 2006 (unaudited) and June 2, 2006                              3
           Condensed Consolidated Statements of Operations (unaudited)
           Thirteen Weeks Ended September 1, 2006 and September 2, 2005
                                                                                       4
           Condensed Consolidated Statements of Cash Flows
           (unaudited)- Thirteen  Weeks Ended September 1, 2006 and September 2,
           2005                                                                        5
           Notes to Condensed Consolidated Financial
           Statements (unaudited)                                                      7

           Report of Independent Registered Public Accounting Firm                    11

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                        12

Item 3     Quantitative and Qualitative
           Disclosure About Market Risk                                               16

Item 4     Controls and Procedures                                                    16

Part II.   OTHER INFORMATION                                                          16

Item 1     Legal Proceedings                                                          17

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds                17

Item 3     Defaults Upon Senior Securities                                            17

Item 4     Submission of Matters to a Vote of Security Holders                        17

Item 5     Other Information                                                          17

Item 6     Exhibits                                                                   17

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)    (Audited)
                                                      September 1,    June 2,
                                                         2006          2006
                                                      ------------  ------------
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                           $    320,004  $    321,627
 Receivables, net                                       8,129,729     8,363,356
 Notes receivable, current                                 54,752        53,672
 Inventories:
  Raw materials and supplies                            1,298,831     1,425,605
  Finished goods                                        2,795,597     2,850,466
                                                      ------------  ------------
                                                        4,094,428     4,276,071
                                                      ------------  ------------

  Prepaid expenses                                      2,224,433     1,608,459
   Deferred income taxes                                  669,976       669,976
                                                      ------------  ------------
   Total current assets                                15,493,322    15,293,161
                                                      ------------  ------------

Property, plant and equipment, net                     13,364,850    13,583,051
  Long-term Note Receivable                             1,702,657     1,716,756
  Other assets                                          3,017,140     3,135,114
                                                      ------------  ------------

                                                     $ 33,577,969  $ 33,728,082
                                                      ============  ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
 Checks outstanding in excess of bank balances       $  2,380,031  $  2,619,026
 Accounts payable                                       3,252,808     2,210,026
 Accrued income taxes                                     145,459       509,318
 Other accrued expenses                                 4,624,760     4,727,753
 Salary continuation plan                                 114,802       112,536
 Note payable-bank current                                759,215       750,177
 Line of credit outstanding                               171,460       313,923
                                                      ------------  ------------

  Total current liabilities                            11,448,535    11,242,759
                                                      ------------  ------------

LONG-TERM LIABILITIES
 Note payable - bank, non-current                          66,202       253,618
 Salary Continuation Plan                               1,642,522     1,661,363
                                                      ------------  ------------
Total long-term liabilities                             1,708,724     1,914,981
                                                      ------------  ------------

DEFERRED INCOME TAXES                                     854,028       854,028
                                                      ------------  ------------

STOCKHOLDER'S EQUITY
 Common stock - $.66-2/3 par value:
 35,000,000 shares authorized
 Issued 13,828,793 shares                               9,219,195     9,219,195
 Additional paid-in capital                             6,497,954     6,497,954
 Retained earnings                                     14,527,127    14,676,759
                                                      ------------  ------------
                                                       30,244,276    30,393,908

 Less: Cost of common shares in treasury (1,993,463
  at September 1, 2006 and June 2, 2006)              (10,677,594)  (10,677,594)
                                                      ------------  ------------

  Total stockholder's equity                           19,566,682    19,716,314
                                                      ------------  ------------

   Total                                             $ 33,577,969  $ 33,728,082
                                                      ============  ============


See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                              --------------------------------
                                                 Thirteen          Thirteen
                                                   Weeks             Weeks
                                                   Ended             Ended
                                                  9/1/06            9/2/05
                                              --------------------------------

Net sales                                     $  27,824,938     $  26,031,836
Cost of sales                                    14,671,202        14,227,905
                                               -------------     -------------
Gross Margin                                     13,153,736        11,803,931

Selling, General and Administrative Expenses     12,800,024        11,965,810
                                               -------------     -------------
  Operating Income (loss)                           353,712          (161,879)
                                               -------------     -------------

Other income (expenses):
  Investment income                                  35,987            36,875
  Gain on sale of assets                              6,942            78,634
  Other income                                        5,963             8,868
  Interest expense                                  (53,569)          (64,231)
                                               -------------     -------------
 Total other (expenses) income                       (4,677)           60,146
                                               -------------     -------------

 Income (loss) before income taxes                  349,035          (101,733)
 Income taxes                                       128,812           (37,491)
                                               -------------     -------------
 Net income (loss)                            $     220,223     $     (64,242)
                                               -------------     -------------

 PER SHARE OF COMMON STOCK
     Basic earnings                           $        0.02     $       (0.01)
     Diluted earnings                         $        0.02     $       (0.01)
                                               -------------     -------------

 Weighted average number of common
     stock share outstanding:
     Basic                                       11,835,330        11,835,330
     Diluted                                     11,835,330        11,861,949

 Cash dividends paid per share of
      common stock                            $      0.0313     $      0.0313


See Accompanying Notes to Condensed Consolidated Financial Statements

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        Thirteen      Thirteen
                                                      Weeks Ended   Weeks Ended
                                                       09/01/06      09/02/05
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Cash received from customers                        $ 28,058,565  $ 25,924,431
 Interest income                                           35,987        36,875
 Rental income                                              4,783         8,556
 Miscellaneous income                                       1,180           312
 Cash paid to suppliers & employees                   (13,056,609)  (13,070,741)
 Cash paid for operating expenses                     (13,253,826)  (12,164,284)
 Income taxes paid                                       (492,671)            -
 Interest expenses paid                                   (53,569)      (64,231)
                                                      ------------  ------------
 Net cash from operating activities                     1,243,840       670,918


CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property, plant and equipment               (339,490)     (413,931)
 Proceeds from sale of property, plant and equipment       10,700       110,700
 Collection of notes receivable                            13,019        12,021
                                                      ------------  ------------
 Net cash used in investing activities                   (315,771)     (291,210)


CASH FLOWS FROM FINANCING ACTIVITIES

 Debt proceeds                                          3,591,714     5,378,745
 Debt repayments                                       (3,912,555)   (5,509,104)
 Change in checks outstanding in excess of bank
  balances                                               (238,995)       39,390
 Purchases of treasury shares                                   -             -
 Cash dividends paid                                     (369,856)     (369,856)
                                                      ------------  ------------
 Net cash used in financing activities                   (929,692)     (460,825)


Net change in cash and cash equivalents                    (1,623)      (81,117)
Cash and cash equivalents at beginning of period          321,627       371,204
                                                      ------------  ------------
Cash and cash equivalents at end of period           $    320,004  $    290,087

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

       RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 1, 2006 AND SEPTEMBER 2, 2005



                                                        Thirteen      Thirteen
                                                      Weeks Ended   Weeks Ended
                                                       09/01/06      09/02/05
                                                      ------------  ------------

 Net Income (Loss)                                   $    220,223  $    (64,242)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
 Depreciation and amortization                            553,933       575,644
 Gain on sale of property and equipment                    (6,942)      (78,634)


Changes in operating assets and liabilities:
 Change in receivables- net                               233,627      (107,405)
 Change in inventories                                    181,643       119,037
 Change in pre-paid expenses                             (615,974)     (316,676)
 Change in other assets                                   117,975        25,962
 Change in accounts payable                             1,042,782       619,179
 Change in accrued expenses                              (102,993)      (86,255)
 Change in salary continuation                            (16,575)      (15,692)
 Change in accrued income taxes                          (363,859)            -
                                                      ------------  ------------


 Net cash from operating activities                  $  1,243,840  $    670,918
                                                      ------------  ------------

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements of Golden Enterprises, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Golden Enterprises, Inc. and subsidiary ("the Company") Annual Report on Form 10-K for year ended June 2, 2006.

2.   The  consolidated  results  of  operations  for the  thirteen  weeks  ended
     September 1, 2006 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending June 1, 2007.

3. The Company changed its accounting policy in the fourth quarter of fiscal 2005 with regard to casualty insurance reserves. The effect of this accounting change was to adopt this policy as of the beginning of fiscal 2005 (May 29, 2004). Previously, casualty insurance reserves were calculated using the case reserves method. The Company changed this accounting policy to the fully developed actuarial method of estimating insurance reserves. This change in accounting policy was made to improve the quality of the accounting estimate. The fully developed method reflects future costs inherent in the total population of claims including claims reported and IBNR (incurred but not reported). The estimate includes the recognition of inflation trends and the fact that injuries may become more severe over time. The cumulative effect of this change in accounting policy did not have a material effect on the financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Golden Enterprises, Inc. and subsidiary ("the Company") Annual Report on Form 10-K for year ended June 2, 2006.

4.   The following tables summarize the prepaid assets accounts:

                                Prepaid Breakdown


                                        Thirteen               Thirteen
                                      Weeks Ended             Weeks Ended
                                   September 1, 2006       September 2, 2005
                                   -------------------    --------------------

   Truck Shop Supplies           $            686,045   $             657,189
   Insurance Deposit                          227,640                 393,155
   Slotting Fees                              191,949                 247,473
   Deferred Advertising Fees                  592,498                 543,004
   Prepaid Insurance                          336,516                 690,971
   Prepaid Taxes/Licenses                     122,322                 149,106
   Prepaid Dues/Supplies                       36,919                   6,978
   Other                                       30,544                  65,548
                                   -------------------    --------------------

                                 $         2,224,433    $          2,753,424
                                   ===================    ====================

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


6. Beginning June 3, 2006, we adopted SFAS No. 123 (R), "Share-Based Payment" which requires measurement of the cost of employee services received in exchange for an award of an equity instrument based on the fair value and the date of grant of the award.

     Prior to our adoption of SFAS No. 123 (R), we applied APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for stock option plans. SFAS No. 123, "Accounting for Stock- Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," required the Company to provide pro forma information regarding net income (loss) as if the compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

     We adopted the "modified prospective method" in adopting SFAS 123 (R) described in FASB No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", and prior amounts have not been restated. As of June 3, 2006, all outstanding options were fully vested. Additionally, no options were granted during the thirteen week period ended September 1, 2006. The adoption of SFAS 123 (R) did not have a material effect on the current period financial position, results of operations, or cash flows. Statement 123 (R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

     For further information regarding our Incentive Stock Option plans in effect including share-based payment arrangements, the number and weighted-average exercise prices for outstanding options, and the number and weighted-average grant-date fair value refer to the consolidated financial statements and footnotes included in the Golden Enterprises, Inc. and subsidiary ("the Company") Annual Report on Form 10-K for the year ended June 2, 2006.


7. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended September 1, 2006 and September 2, 2005:


                                                     -------------------------
                                                       Thirteen     Thirteen
                                                     Weeks Ended  Weeks Ended
                                                      09/01/06     09/02/05
                                                     -------------------------

Weighted average number of common shares used in      11,835,330   11,835,330
 computing basic earnings per share
Effect of dilutive stock options                               0       26,619
                                                     ------------ ------------

Weighted average number of common shares and
 dilutive potential common stock used in computing
 dilutive earnings per share                          11,835,330   11,861,949

Stock options excluded from the above
 reconciliation because they are anti-dilutive           369,000            0
                                                     ============ ============

8. The following table shows the effect on net income and earnings per share for the 13 weeks ended September 2, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure":

                                                             --------------
                                                                Thirteen
                                                                  Weeks
                                                                  Ended
                                                                9/2/2005
                                                             --------------
     Net loss as reported                                    $     (64,242)

     Stock based compensation costs, net of
       income tax, that would have been included in
       net income if the fair value method had applied              (2,614)
                                                             --------------

     Pro-forma net loss                                      $     (66,856)
                                                             ==============

     Loss per share as reported-basic                        $       (0.01)
     Loss per share as reported-diluted                      $       (0.01)
     Pro-forma loss per share-basic                          $       (0.01)
     Pro-forma loss  per share-diluted                       $       (0.01)



9. The Company entered into a five year term product purchase commitment during the year ending May 31, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the unit purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable, based on current market. Subsequently, in September 2002, the product purchase agreement was amended to fix the purchase unit price and establish specific annual quantities. The purchase commitment with the supplier, based on a specific purchase price and specific annual quantities, ended as of October 25, 2006. The Company is prohibited from purchasing certain products from any other vendor until October 25, 2007.


10. The interest rate on the Company's bank debt is reset monthly to reflect the 30 days LIBOR rate. Consequently, the carrying value of the bank debt approximates fair value. During the thirteen weeks ended September 1, 2006 the Company's bank debt was decreased by $.32 million compared to a decrease of $.13 million last year. The interest rate at September 1, 2006 was 7.15% compared to 5.26% at September 2, 2005.

11. The Company has a letter of credit in the amount of $2,668,846 outstanding at September 1, 2006 to support the Company's commercial self-insurance program.

12. Currently, the Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million, compared to $1 million at this time last year. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt as of September 1, 2006 was $171,460 with an interest rate of 8.25%, leaving the Company with $1,828,540 of credit availability.


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

     The Company's notes receivable requires collateral and management believes they are well secured.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of September 1, 2006 and the related interim consolidated statements of income and cash flows for the thirteen week period then ended. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 2, 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fiscal year then ended (not presented herein), and in our report dated July 24, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 2, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3 to the accompanying consolidated financial statements, the Company has changed its accounting policy with respect to the casualty insurance liability.



Birmingham, Alabama
October 6, 2006                DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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

The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed through the independent distributors and approximately 430 route representatives who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.

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

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At September 1, 2006 and June 2, 2006 the Company had accounts receivables in the amount of $8.1 million and $8.4 million, net of an allowance for doubtful accounts of $0.1 million and $0.1 million, respectively.

The following table summarizes the Company's customer accounts receivable profile as of September 1, 2006:

                         Amount Range                No. of Customers
                         ------------                ----------------

   Less than $1,000.00 ...........................               1299
   $1,001.00-$10,000.00 ..........................                556
   $10,001.00-$100,000.00 ........................                112
   $100,001.00-$500,000.00 .......................                  7
   $500,001.00-$1,000,000.00 .....................                  1
   $1,000,001.00-$2,500,000.00 ...................                  0
                                                                 ----
   Total All Accounts.............................               1975
                                                                 ====

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


OTHER MATTERS

Transactions with related parties, reported in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for fiscal year ended June 2, 2006, are conducted on an arm's-length basis in the ordinary course of business.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital was $4.1 million at June 2, 2006 and $4.0 million at the end of the first quarter. Net cash provided by operating activities amounted to $1.2 million for the first quarter this year compared to $0.7 million for last year's first quarter.

Additions to property, plant and equipment, net of disposals, were $0.24 million this year and $0.20 million last year. Cash dividends of $0.37 million were paid during this year's first quarter compared to $0.37 million last year. No cash was used to purchase treasury stock this year, and no cash was used to increase investment securities this year. The Company's current ratio was 1.35 to 1.00 at September 1, 2006.

The following table summarizes the significant contractual obligations of the Company as of September 1, 2006:

Contractual Obligations             Total          Current       2-3 Years      4-5 Years      Thereafter
------------------------------   ------------    -----------    -----------    -----------    -------------
Long-Term Debt                  $    825,417    $   759,215    $    66,202    $         0    $           0
Salary Continuation Plan           1,757,324        114,802        258,981        303,756        1,079,785
                                 ------------    -----------    -----------    -----------    -------------
Total Contractual Obligations   $  2,582,741    $   874,017    $   325,183    $   303,756    $   1,079,785


OFF-BALANCE SHEET ARRANGEMENT

The Company entered into a five-year term product purchase commitment during the year ending May 31, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the unit purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable, based on current market. Subsequently, in September 2002, the product purchase agreement was amended to fix the purchase unit price and establish specific annual quantities. The purchase commitment with the supplier, based on a specific purchase price and specific annual quantities, ended as of

October 25, 2005. The Company is prohibited from purchasing certain products from any other vendor until October 25, 2006.

Other Commitments

Available   cash,   cash  from   operations  and  available   credit  under  the
line-of-credit   are  expected  to  be  sufficient  to  meet   anticipated  cash
expenditures and normal operating requirements for the foreseeable future.

OPERATING RESULTS

For the thirteen weeks ended September 1, 2006, net sales increased 7% from the comparable period in fiscal 2006. This year's first quarter cost of sales were 52.7% of net sales compared to 54.7% last year, and selling, general and administrative expenses were 46.0% of net sales this year and 46.0% last year.

The following tables compare manufactured products to resale products:

                       Manufactured Products-Resale Products

                         Thirteen Weeks Ended          Thirteen Weeks Ended
                          September 1, 2006             September 2, 2005
Sales                                     %                             %
Manufactured Products  $22,241,872        79.9%    $20,636,098           79.3%
Resale Products          5,583,066        20.1%      5,395,738           20.7%
                       ------------      ------    ------------         ------
Total                  $27,824,938       100.0%    $26,031,836          100.0%

                                          GM                           GM
Gross Margin                              %                             %
Manufactured Products  $10,672,078        48.0%    $ 9,720,624           47.1%
Resale Products          2,481,658        44.4%      2,082,967           38.6%
                       ------------                ------------
Total                  $13,153,736        47.3%    $11,803,591           45.3%

The Company's gain on sales of assets for the thirteen weeks ended in the amount of $6,942 was from the sale of used transportation equipment.

For last year's thirteen weeks the gain on sale of assets was $78,634 from the sale of used transportation equipment for cash.

The Company's investment income decreased 2.4% from last year.

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

The Company's investment securities consist of short-term marketable securities. Presently, these are variable rate money market mutual funds. Assuming September 1, 2006 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $87 on an annual basis and interest expense by $8,254.

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

                                    ITEM 1-A
                                    --------

                                  RISK FACTORS

There have been no material changes to the Risk Factors since the filing of Form 10-K for the Company's fiscal year ended June 2, 2006.

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

      (18)  Letter Re: Change in Accounting Principles


      18.1 Letter from the Registrant's Independent Accountant dated August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 2, 2006. (incorporated by reference to Exhibit 18.1 to Golden Enterprises, inc. May 31, 2005 Form 10-K filed with the Commission)


      (31)  Certifications


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


                                            GOLDEN ENTERPRISES, INC.
                                            ------------------------
                                                 (Registrant)

Dated: October 11, 2006                     /s/Mark W. McCutcheon
       ----------------                     --------------------------
                                               Mark W. McCutcheon
                                               President and
                                               Chief Executive Officer


Dated:  October 11, 2006                    /s/ Patty Townsend
        ----------------                    --------------------------------
                                              Patty Townsend
                                              Vice-President and
                                              Chief Financial Officer
                                              (Principal Accounting Officer)