Form 10-Q
period 2006-12-01
GOLDEN ENTERPRISES INC
filed 2007-01-12
CIK 42228

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (twenty-six week) period ended December 1, 2006

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

                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

              DELAWARE                                       63-0250005

(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification No.)

       One Golden Flake Drive
         Birmingham, Alabama                                    35205
---------------------------------------                  -------------------
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
Large accelerated filer      Accelerated filer        Non-accelerated filer X
                        ---                     ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 29, 2006.

                                                          Outstanding at
               Class                                    December 29, 2006
               -----                                    -----------------
Common Stock, Par Value $0.66 2/3                            11,835,330

                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                          Page No.

Item 1   Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets
         December 1, 2006 (unaudited) and June 2, 2006                     3

         Condensed Consolidated Statements of Operations (unaudited) Thirteen Weeks and Twenty-Six Weeks Ended December 1,
         2006 and December 2, 2005
                                                                           4
         Condensed Consolidated Statements of Cash Flows
         (unaudited)- Twenty-Six Weeks Ended December 1, 2006 and
         December 2, 2005                                                  5

         Notes to Condensed Consolidated Financial
         Statements (unaudited)                                            7

         Report of Independent Registered Public Accounting Firm           11

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               12

Item 3   Quantitative and Qualitative
         Disclosure About Market Risk                                      17

Item 4   Controls and Procedures                                           17

Part II. OTHER INFORMATION                                                 17

Item 1   Legal Proceedings                                                 17

Item 1A  Risk Factors                                                      17
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds       18

Item 3   Defaults Upon Senior Securities                                   18

Item 4   Submission of Matters to a Vote of Security Holders               18

Item 5   Other Information                                                 18

Item 6   Exhibits                                                          19

                                     PART I. FINANCIAL INFORMATION
                                      ITEM 1. FINANCIAL STATEMENTS
                                GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)      (Audited)
                                                                            December 1,       June 2,
                                                                               2006            2006
                                                                           -------------    ------------
                                                 ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                $     571,467    $    321,627
 Receivables, net                                                             7,590,880       8,363,356
 Notes receivable, current                                                       55,855          53,672
 Inventories:
  Raw materials and supplies                                                  1,945,128       1,425,605
  Finished goods                                                              2,999,862       2,850,466
                                                                           -------------    ------------
                                                                              4,944,990       4,276,071
                                                                           -------------    ------------

 Prepaid expenses                                                             1,828,325       1,608,459
 Deferred income taxes                                                          669,976         669,976
                                                                           -------------    ------------
  Total current assets                                                       15,661,493      15,293,161
                                                                           -------------    ------------

 Property, plant and equipment, net                                          13,136,084      13,583,051
 Long-term note receivable                                                    1,688,272       1,716,756
 Other assets                                                                 3,011,281       3,135,114
                                                                           -------------    ------------

                                                                          $  33,497,130    $ 33,728,082
                                                                           =============    ============

                  LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
 Checks outstanding in excess of bank balances                            $   2,504,174    $  2,619,026
 Accounts payable                                                             2,532,550       2,210,026
 Accrued income taxes                                                             5,614         509,318
 Other accrued expenses                                                       4,787,709       4,727,753
 Salary continuation plan                                                       117,114         112,536
 Note payable-bank -current                                                     643,776         750,177
 Line of credit outstanding                                                   1,471,363         313,923
                                                                           -------------    ------------

  Total current liabilities                                                  12,062,300      11,242,759
                                                                           -------------    ------------

LONG-TERM LIABILITIES
 Note payable - bank, non-current                                                     -         253,618
 Salary continuation plan                                                     1,623,104       1,661,363
                                                                           -------------    ------------
Total long-term liabilities                                                   1,623,104       1,914,981
                                                                           -------------    ------------

DEFERRED INCOME TAXES                                                           854,028         854,028
                                                                           -------------    ------------

STOCKHOLDER'S EQUITY
 Common stock - $.66-2/3 par value:
 35,000,000 shares authorized
 Issued 13,828,793 shares                                                     9,219,195       9,219,195
 Additional paid-in capital                                                   6,497,954       6,497,954
 Retained earnings                                                           13,918,143      14,676,759
                                                                           -------------    ------------
                                                                             29,635,292      30,393,908

 Less: Cost of common shares in treasury (1,993,463 at December 1, 2006
  and June 2, 2006)                                                         (10,677,594)    (10,677,594)
                                                                           -------------    ------------

  Total stockholder's equity                                                 18,957,698      19,716,314
                                                                           -------------    ------------

   Total                                                                  $  33,497,130    $ 33,728,082
                                                                           =============    ============

See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 Thirteen     Thirteen    Twenty-Six   Twenty-Six
                                                  Weeks        Weeks        Weeks        Weeks
                                                  Ended        Ended        Ended        Ended
                                                 12/1/06      12/2/05      12/1/06      12/2/05
                                              ------------- ------------ ------------ ------------

Net sales                                      $26,596,212  $25,430,115  $54,421,150  $51,461,951
Cost of sales                                   14,235,696   13,801,541   28,906,898   28,029,446
                                               ------------ ------------ ------------ ------------
Gross margin                                    12,360,516   11,628,574   25,514,252   23,432,505

Selling, general and administrative expenses    12,756,527   12,088,312   25,556,551   24,054,122
                                               ------------ ------------ ------------ ------------
  Operating loss                                  (396,011)    (459,738)     (42,299)    (621,617)
                                               ------------ ------------ ------------ ------------

Other income (expenses):
  Investment income                                 35,416       36,953       71,403       73,828
  Gain on sale of assets                            28,968       20,320       35,910       98,954
  Other income                                      18,247       19,395       24,210       28,263
  Interest expense                                 (65,593)     (74,957)    (119,162)    (139,188)
                                               ------------ ------------ ------------ ------------
 Total other income                                 17,038        1,711       12,361       61,857
                                               ------------ ------------ ------------ ------------

 Loss before income taxes                         (378,973)    (458,027)     (29,938)    (559,760)
 Income taxes                                     (139,845)    (168,996)     (11,033)    (206,487)
                                               ------------ ------------ ------------ ------------
 Net loss                                        $(239,128)   $(289,031)    $(18,905)   $(353,273)
                                               ------------ ------------ ------------ ------------

 PER SHARE OF COMMON STOCK
    Basic earnings                                  $(0.02)      $(0.02)          $-       $(0.03)
    Diluted earnings                                $(0.02)      $(0.02)          $-       $(0.03)

 Weighted average number of common
    stock share outstanding:
    Basic                                       11,835,330   11,835,330   11,835,330   11,835,330
    Diluted                                     11,835,330   11,864,453   11,835,330   11,863,456

 Cash dividends paid per share of
    common stock                                   $0.0313      $0.0313      $0.0626      $0.0626

See Accompanying Notes to Condensed Consolidated Financial Statements

                               GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     Twenty-Six          Twenty-Six
                                                                    Weeks Ended          Weeks Ended
                                                                     12/01/06             12/02/05
                                                                  ----------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Cash received from customers                                    $     55,193,626     $    51,780,483
 Interest income                                                           71,403              73,828
 Rental income                                                             20,135              22,490
 Miscellaneous income                                                       4,075               5,773
 Cash paid to suppliers & employees                                   (28,462,413)        (27,530,243)
 Cash paid for operating expenses                                     (25,301,140)        (23,660,831)
 Income taxes paid                                                       (492,671)                  -
 Interest expenses paid                                                  (119,162)           (139,188)
                                                                  ----------------     ---------------
 Net cash from operating activities                                       913,853             552,312


CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property, plant and equipment                               (683,221)           (975,134)
 Proceeds from sale of property, plant and equipment                       50,049             113,814
 Collection of notes receivable                                            26,301              24,285
                                                                  ----------------     ---------------
 Net cash used in investing activities                                   (606,871)           (837,035)


CASH FLOWS FROM FINANCING ACTIVITIES

 Debt proceeds                                                          9,997,205          11,914,771
 Debt repayments                                                       (9,199,783)        (11,200,803)
 Change in checks outstanding in excess of bank
  balances                                                               (114,852)            333,052
 Cash dividends paid                                                     (739,712)           (739,712)
                                                                  ----------------     ---------------
 Net cash used in financing activities                                    (57,142)            307,308
                                                                  ----------------     ---------------


Net change in cash and cash equivalents                                   249,840              22,585
Cash and cash equivalents at beginning of period                          321,627             371,204
                                                                  ----------------     ---------------
Cash and cash equivalents at end of period                       $        571,467     $       393,789
                                                                  ================     ===============


See Accompanying Notes to Condensed Consolidated Financial Statements

                                  GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                     RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
                    FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 1, 2006 AND DECEMBER 2, 2005


                                                                                Twenty-Six      Twenty-Six
                                                                               Weeks Ended      Weeks Ended
                                                                                12/01/06         12/02/05
                                                                              --------------   -------------


 Net (loss)                                                                  $      (18,905)  $    (353,273)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization                                                    1,116,050       1,177,552
 Gain on sale of property and equipment                                             (35,910)        (98,954)


Changes in operating assets and liabilities:
 Change in receivables- net                                                         772,476         318,532
 Change in inventories                                                             (668,919)       (311,432)
 Change in pre-paid expenses                                                       (219,866)          8,190
 Change in other assets                                                             123,833         (23,728)
 Change in accounts payable                                                         322,524         (31,797)
 Change in accrued expenses                                                          59,955        (100,843)
 Change in salary continuation                                                      (33,681)        (31,935)
 Change in accrued income taxes                                                    (503,704)              -
                                                                              --------------   -------------


 Net cash from operating activities                                          $      913,853   $     552,312
                                                                              ==============   =============


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

2. The consolidated results of operations for the twenty-six weeks ended December 1, 2006 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending June 1, 2007.


3.       The following tables summarize the prepaid assets accounts:

                                           Prepaid Breakdown


                                                Twenty-Six        Twenty-Six
                                               Weeks Ended       Weeks Ended
                                             December 1, 2006  December 2, 2005
                                             ----------------  ----------------

              Truck shop supplies           $        683,195  $        624,411
              Insurance deposit                      227,640           242,517
              Slotting fees                          160,450           235,083
              Deferred advertising fees              394,996           362,008
              Prepaid Insurance                      177,292           224,125
              Prepaid taxes/licenses                 130,439           675,262
              Prepaid dues/supplies                   33,562            47,154
              Other                                   20,751            17,998
                                             ----------------  ----------------

                                            $      1,828,325  $      2,428,558
                                             ================  ================

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

         We adopted the "modified prospective method" in adopting SFAS 123 (R) described in FASB No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", and prior amounts have not been restated. As of June 3, 2006, all outstanding options were fully vested. Additionally, no options were granted during the twenty-six week period ended December 1, 2006. The adoption of SFAS 123 (R) did not have a material effect on the current period financial position, results of operations, or cash flows. Statement 123 (R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

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


6. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the twenty-six weeks ended December 1, 2006 and December 2, 2005:

                                                                                       Twenty-Six       Twenty-Six
                                                                                       Weeks Ended      Weeks Ended
                                                                                        12/01/06         12/02/05
                                                                                     ---------------  ---------------

          Weighted average number of common shares used in computing basic               11,835,330       11,835,330
            earnings per share
          Effect of dilutive stock options                                                        0           28,126
                                                                                     ---------------  ---------------
          Weighted average number of common shares and dilutive potential
            common stock used in computing dilutive earnings per share                   11,835,330       11,863,456

          Stock options excluded from the above reconciliation because they are
            anti-dilutive                                                                   369,000                0
                                                                                     ===============  ===============


7. The following table shows the effect on net income and earnings per share for the thirteen and twenty-six weeks ended December 2, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure":


                                                                                    -------------                 --------------
                                                                                      Thirteen                    Twenty-Six
                                                                                       Weeks                         Weeks
                                                                                       Ended                         Ended
                                                                                     12/2/2005                     12/2/2005
                                                                                    -------------                 --------------

Net loss as reported                                                                  $ (289,031)                  $ (353,273)

Stock based compensation costs, net of
  income tax, that would have been included in
  net income if the fair value method had applied                                         (2,614)                      (5,228)
                                                                                      -----------                   ----------

Pro-forma net loss                                                                    $ (291,645)                   $(358,501)
                                                                                      ===========                   ==========

Loss per share as reported-basic                                                         $ (0.02)                     $ (0.03)
Loss per share as reported-diluted                                                       $ (0.02)                     $ (0.03)
Pro-forma loss per share-basic                                                           $ (0.02)                     $ (0.03)
Pro-forma loss  per share-diluted                                                        $ (0.02)                     $ (0.03)



8. The Company entered into a five year term product purchase commitment during the year ending May 31, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the unit purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable, based on current market. Subsequently, in September 2002, the product purchase agreement was amended to fix the purchase unit price and establish specific annual quantities. The purchase commitment with the supplier, based on a specific purchase price and specific annual quantities, ended as of October 25, 2005. The Company was prohibited from purchasing certain products from any other vendor until October 25, 2006. As of October 26, 2006, the Company no longer had any obligation under this product purchase commitment.

9. The interest rate on the Company's note payable is reset monthly to reflect the 30 days LIBOR rate. Consequently, the carrying value of the note payable approximates fair value. The interest rate at December 1, 2006 was 7.07% compared to 5.83% at December 2, 2005. The Company's total bank debt was decreased by $825,015 for the fifty-two week period ended December 1, 2006 compared to an increase of $614,090 last year.


10. The Company has a letter of credit in the amount of $2,668,846 outstanding at December 1, 2006, compared to $3,084,365 at December 2, 2005, a decrease of $415,519, to support the Company's commercial self-insurance program.

11. Currently, the Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million, compared to $2 million at this time last year. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt as of December 1, 2006 was $1,471,363 with an interest rate of 8.25%, leaving the Company with $528,637 of credit availability. The Company's line-of-credit debt as of December 2, 2005 was $1,584,446 with an interest of 7.00% leaving the Company with $415,554 of credit availability.


12. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------





We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of December 1, 2006 and the related interim consolidated statements of income and cash flows for the twenty-six week period then ended. These financial statements are the responsibility of the Company's management.

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







 Birmingham, Alabama
 January 11, 2007                      DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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


Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At December 1, 2006 and June 2, 2006 the Company had accounts receivables in the amount of $7,590,880 and $8,363,356, net of an allowance for doubtful accounts of $113,419 and $133,422 respectively.

The following table summarizes the Company's customer accounts receivable profile as of December 1, 2006:

                          Amount Range                                            No. of Customers
                          ------------                                            ----------------

Less than $1,000.00 .....................................................                     1,292
$1,001.00-$10,000.00 ....................................................                       528
$10,001.00-$100,000.00 ..................................................                       103
$100,001.00-$500,000.00 .................................................                         8
$500,001.00-$1,000,000.00 ...............................................                         1
$1,000,001.00-$2,500,000.00 .............................................                         0
                                                                                                  -

Total All Accounts.......................................................                     1,932
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

The Company uses a third-party actuary to estimate the casualty insurance obligations on an annual basis. In determining the ultimate loss and reserve requirements, the third-party actuary uses various actuarial assumptions including compensation trends, health care cost trends and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors.


OTHER MATTERS

Transactions with related parties, reported in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for fiscal year ended June 2, 2006, are conducted on an arm's-length basis in the ordinary course of business.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital was $4,050,402 at June 2, 2006 and $3,599,193 at the end of the second quarter. Net cash provided by operating activities amounted to $913,853 for the twenty-six weeks ended December 1, 2006 compared to $552,312 for the same period last year.

Additions to property, plant and equipment, net of disposals, were $330,256 this year and $631,727 last year. Cash dividends of $369,856 were paid during this year's second quarter compared to $369,856 last year. No cash was used to purchase treasury stock this year, and no cash was used to increase investment securities this year. The Company's current ratio was 1.30 to 1.00 at December 1, 2006.

The following table summarizes the significant contractual obligations of the Company as of December 1, 2006:

Contractual Obligations                  Total          Current            2-3 Years           4-5 Years          Thereafter
-----------------------                  -----          -------            ---------           ---------          ----------
Long-Term Debt                  $          643,776   $  643,776    $             -     $             -     $              -
Salary Continuation Plan                 1,740,218      117,114            264,195             309,871            1,049,038
                                        ----------     --------           --------            --------            ---------
Total Contractual Obligations   $        2,383,994   $  760,890    $       264,195     $       309,871     $      1,049,038
                                        ==========     ========           ========            ========            =========


OFF-BALANCE SHEET ARRANGEMENT

The Company entered into a five-year term product purchase commitment during the year ending May 31, 2001 with a supplier. Under the terms of the agreement the minimum purchase quantity and the unit purchase price were fixed resulting in a minimum first year commitment of approximately $2,171,000. After the first year, the minimum purchase quantity was fixed and the purchase unit price was negotiable, based on current market. Subsequently, in September 2002, the product purchase agreement was amended to fix the purchase unit price and establish specific annual quantities. The purchase commitment with the supplier, based on a specific purchase price and specific annual quantities, ended as of October 25, 2005. The Company was prohibited from purchasing certain products from any other vendor until October 25, 2006. As of October 26, 2006, the Company no longer had any obligation under this product purchase commitment.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

OPERATING RESULTS

For the thirteen weeks ended December 1, 2006, net sales increased 4.6% from the comparable period in fiscal 2006. For the twenty-six weeks ended December 1, 2006, net sales increased 5.7% from the comparable period in fiscal 2006. This year's second quarter cost of sales was 53.5% of net sales compared to 54.3% for last year's second quarter. This year's second quarter, selling, general, and administrative expenses were 48.0% of net sales compared to 47.5% for last year's second quarter. This year's year to date cost of sales was 53.1% of net sales compared to 54.5% for last year's year to date. This year's year to date, selling, general and administrative expenses were 47.0% of net sales compared to 46.7% for last year's year to date.

The following tables compare manufactured products to resale products:

                          Manufactured Products-Resale Products

                                    Thirteen Weeks Ended               Thirteen Weeks Ended
                                     December 1, 2006                     December 2, 2005
Sales                                                 %                                        %
Manufactured Products         $21,230,021           79.8%            $20,053,010             78.9%
Resale Products                 5,366,191           20.2%              5,377,105             21.1%
                               ----------           -----             ----------             -----
Total                         $26,596,212          100.0%            $25,430,115            100.0%
                               ==========          ======             ==========            ======

                                                      GM                                      GM
Gross Margin                                          %                                        %
Manufactured Products         $10,017,471           47.2%            $ 9,426,551             47.0%
Resale Products                 2,343,045           43.7%              2,202,023             41.0%
                               ----------                             ----------
Total                         $12,360,516           46.5%            $11,628,574             45.7%
                              ===========                             ==========

                          Manufactured Products-Resale Products

                                    Twenty-Six Weeks Ended              Twenty-Six Weeks Ended
                                      December 1, 2006                     December 2, 2005
Sales                                                 %                                        %
Manufactured Products        $ 43,471,893           79.9%           $ 40,689,108             79.1%
Resale Products                10,949,257           20.1%             10,772,843             20.9%
                              -----------           -----            -----------             -----
Total                        $ 54,421,150          100.0%           $ 51,461,951            100.0%
                              ===========          ======            ===========            ======

                                                      GM                                      GM
Gross Margin                                          %                                        %
Manufactured Products        $ 20,689,550           47.6%           $ 19,147,175             47.1%
Resale Products                 4,824,702           44.1%              4,285,330             39.8%
                               ----------                             ----------
Total                        $ 25,514,252           46.9%           $ 23,432,505             45.5%
                               ==========                             ==========

The Company's gain on sales of assets for the thirteen weeks ended December 1, 2006 in the amount of $28,968 is from the sale of used equipment for cash.

For last year's thirteen weeks, the gain on sale of assets was $20,320 from the sale of used equipment for cash.

The Company's investment income decreased 4.2% from last year for the current quarter's thirteen week period. For the twenty-six weeks ended investment income was down 3.3%.

The Company's effective tax rate for the thirteen weeks was -37.0% compared to -37.0% for last year's thirteen weeks and -37.0% for the twenty-six weeks this year and -37.0% last year.


MARKET RISK


The principal market's risks (i.e., the risk of loss arising from adverse changes in market rates and prices), to which the Company is exposed, are interest rates on its investment securities, bank loans, and commodity prices affecting the cost of its raw materials.


The Company's investment securities consist of short-term marketable securities. Presently, these are variable rate money market mutual funds. Assuming December, 2006 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $1,292 on an annual basis and interest expense by $6,438.



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



SUBSEQUENT EVENT



The Purchase and Sales agreement that was executed by and between Golden Flake Snack Foods, Inc. as Seller, and Educational Development Company of America, LLC & Waterbury Companies, LLC as Purchaser, discussed in Note 17 to the June 2, 2006 Consolidated Financial Statements, with an effective date of June 26, 2006 for the sale of approximately 12 acres of land located adjacent to the Company's office headquarters and manufacturing plant in Birmingham, Alabama was cancelled by the Purchaser on October 19, 2006.

On December 29, 2006, Golden Flake Snack Foods, Inc. sold a warehouse located in Chattanooga, Tennessee. The selling price was $248,000.


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

                                    ITEM 1-A
                                    --------

                                  RISK FACTORS

There are no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

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

                                     ITEM 4
                                     ------

                            SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of Golden Enterprises, Inc. was held on September 21, 2006.

     (b)  All director nominees were elected.

     (c)  The following is a tabulation of the voting for the election of
          Directors:



                                                     ELECTION OF DIRECTORS

                              Names                                    Votes For            Votes Withheld
                              -----                                    ---------            --------------

             John S. Stein                                            10,230,705                 220,637
             Edward R. Pascoe                                         10,416,687                  34,655
             John P. McKleroy, Jr.                                    10,258,214                 193,128
             James I. Rotenstreich                                    10,371,301                  80,041
             John S.P. Samford                                        10,418,214                  33,128
             J. Wallace Nall, Jr.                                     10,266,723                 184,619
             F. Wayne Pate                                            10,230,752                 220,590
             Joann F. Bashinsky                                       10,264,440                 186,902
             Mark W. McCutcheon                                       10,258,670                 192,672

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

     10.15 Lease of aircraft executed by and between Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc., and Joann
          F. Bashinsky dated February 1, 2006 (incorporated by reference to
          Exhibit 10.15 to Golden Enterprises, Inc. June 2, 2006 Form 10-K filed with the Commission).

     10.16 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc., as Seller, and Educational Development Company of America, LLC & Waterbury Companies, LLC, as Purchaser, with an effective date of June 26, 2006, for the sale of approximately 12 acres of land located adjacent to the Company's Office Headquarters and Manufacturing Plant in Birmingham, Alabama (incorporated by reference to Exhibit 10.16 to Golden Enterprises, Inc. June 2, 2006 Form 10-K filed with the Commission).

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

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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


 Dated: January 11, 2007            /s/Mark W. McCutcheon
        ----------------            ---------------------
                                       Mark W. McCutcheon
                                       President and
                                       Chief Executive Officer



 Dated:  January 11, 2007           /s/ Patty Townsend
         ----------------           ------------------
                                      Patty Townsend
                                      Vice-President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)