Form 10-Q
period 2007-03-02
GOLDEN ENTERPRISES INC
filed 2007-04-11
CIK 42228

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen and thirty-nine weeks) period ended March 2, 2007
                                                                -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                 -----------------------------------------------

Commission file number                               0-4339
                                 -----------------------------------------------


                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

             DELAWARE                                          63-0250005
  (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                         Identification No.)

        One Golden Flake Drive
          Birmingham, Alabama                                     35205
----------------------------------------                       ------------
(Address of Principle Executive Offices)                        (Zip Code)

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
Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                       ----                    -----                        ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 30, 2007.

                                                            Outstanding at
             Class                                          March 30, 2007
             -----                                          --------------
Common Stock, Par Value $0.66 2/3                              11,835,330

                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.   FINANCIAL INFORMATION                                         Page No.

Item 1    Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets
          March 2, 2007 (unaudited) and June 2, 2006                        3

          Condensed Consolidated Statements of Operations (unaudited) Thirteen and Thirty-Nine Weeks Ended March 2, 2007 and
          March 3, 2006                                                     4

          Condensed Consolidated Statements of Cash Flows
          (unaudited)- Thirty-Nine Weeks Ended March 2, 2007 and
          March 3, 2006                                                     5

          Notes to Condensed Consolidated Financial
          Statements (unaudited)                                            7

          Report of Independent Registered Public Accounting Firm          10

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11

Item 3    Quantitative and Qualitative Disclosure About Market Risk        15

Item 4    Controls and Procedures                                          16

Part II.  OTHER INFORMATION                                                16

Item 1    Legal Proceedings                                                16

Item 1-A  Risk Factors                                                     16

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds      16

Item 3    Defaults Upon Senior Securities                                  16

Item 4    Submission of Matters to a Vote of Security Holders              17

Item 5    Other Information                                                17

Item 6    Exhibits                                                         17

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)       (Audited)
                                                     March 2,         June 2,
                                                       2007            2006
                                                  --------------  --------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $     373,709   $     321,627
  Receivables, net                                    7,828,168       8,363,356
  Notes receivable, current                              56,979          53,672
  Inventories:
    Raw materials and supplies                        1,535,263       1,425,605
    Finished goods                                    3,111,960       2,850,466
                                                  --------------  --------------
                                                      4,647,223       4,276,071
                                                  --------------  --------------

  Prepaid expenses                                    2,101,708       1,608,459
  Deferred income taxes                                 669,976         669,976
                                                  --------------  --------------
    Total current assets                             15,677,763      15,293,161
                                                  --------------  --------------

  Property, plant and equipment, net                 13,231,570      13,583,051
  Long-term note receivable                           1,673,599       1,716,756
  Other assets                                        2,970,573       3,135,114
                                                  --------------  --------------

                                                  $  33,553,505   $  33,728,082
                                                  ==============  ==============

                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Checks outstanding in excess of bank balances   $   2,806,732   $   2,619,026
  Accounts payable                                    2,059,562       2,210,026
  Accrued income taxes                                   95,483         509,318
  Other accrued expenses                              4,485,906       4,727,753
  Salary continuation plan                              119,471         112,536
  Note payable - current                                458,787         750,177
  Line of credit outstanding                          1,871,185         313,923
                                                  --------------  --------------

    Total current liabilities                        11,897,126      11,242,759
                                                  --------------  --------------

LONG-TERM LIABILITIES

  Note payable - non-current                                  -         253,618
  Salary continuation plan                            1,603,081       1,661,363
                                                  --------------  --------------
Total long-term liabilities                           1,603,081       1,914,981
                                                  --------------  --------------

DEFERRED INCOME TAXES                                   854,028         854,028
                                                  --------------  --------------

STOCKHOLDER'S EQUITY
  Common stock - $.66-2/3 par value:
  35,000,000 shares authorized
  Issued 13,828,793 shares                            9,219,195       9,219,195
  Additional paid-in capital                          6,497,954       6,497,954
  Retained earnings                                  14,159,715      14,676,759
                                                  --------------  --------------
                                                     29,876,864      30,393,908
  Less: Cost of common shares in treasury
   (1,993,463 at March 2, 2007 and June 2, 2006)    (10,677,594)    (10,677,594)
                                                  --------------  --------------

    Total stockholder's equity                       19,199,270      19,716,314
                                                  --------------  --------------

      Total                                       $  33,553,505   $  33,728,082
                                                  ==============  ==============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                                      GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             ----------------------------------------------------------
                                               Thirteen       Thirteen      Thirty-Nine    Thirty-Nine
                                                 Weeks          Weeks          Weeks          Weeks
                                                 Ended          Ended          Ended          Ended
                                                 3/2/07         3/3/06         3/2/07         3/3/06
                                             ----------------------------------------------------------

Net sales                                    $ 27,124,000   $ 26,819,759   $ 81,545,150   $ 78,281,710
Cost of sales                                  14,099,930     14,214,526     43,006,828     42,243,972
                                             -------------  -------------  -------------  -------------
Gross Margin                                   13,024,070     12,605,233     38,538,322     36,037,738

Selling, General and Administrative Expenses   12,244,243     11,872,534     37,800,794     35,926,656
                                             -------------  -------------  -------------  -------------
  Operating Income                                779,827        732,699        737,528        111,082
                                             -------------  -------------  -------------  -------------

Other income (expenses):
  Investment income                                35,094         35,896        106,497        109,724
  Gain on sale of assets                          213,728         47,847        249,638        146,801
  Other income                                     13,637         39,050         37,847         67,313
  Interest expense                                (73,321)       (78,492)      (192,483)      (217,680)
                                             -------------  -------------  -------------  -------------
   Total other income (expenses)                  189,138         44,301        201,499        106,158
                                             -------------  -------------  -------------  -------------

   Income before income taxes                     968,965        777,000        939,027        217,240
   Income taxes                                   357,537        286,703        346,504         80,216
                                             -------------  -------------  -------------  -------------
   Net income                                $    611,428   $    490,297   $    592,523   $    137,024
                                             =============  =============  =============  =============

   PER SHARE OF COMMON STOCK
     Basic Earnings Per Share                $       0.05   $       0.04   $       0.05   $       0.01
     Diluted Earnings Per Share              $       0.05   $       0.04   $       0.05   $        0.01

   Weighted average number of common stock
    share outstanding:
     Basic                                     11,835,330     11,835,330     11,835,330     11,835,330
     Diluted                                   11,835,330     11,835,330     11,835,330     11,837,696

   Cash dividends paid per share of common
    stock                                    $     0.0313   $     0.0313   $     0.0938   $     0.0938


     See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Thirty-Nine     Thirty-Nine
                                                   Weeks Ended     Weeks Ended
                                                  March 2, 2007   March 3, 2006
                                                  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Cash received from customers                    $  82,080,338   $  78,142,658
  Interest income                                       106,497         109,724
  Rental income                                          26,401          28,599
  Miscellaneous income                                   11,446          38,714
  Cash paid to suppliers & employees                (42,334,444)    (42,231,437)
  Cash paid for operating expenses                  (37,924,555)    (35,878,200)
  Income taxes (paid)/received                         (760,339)        200,587
  Interest expenses paid                               (192,483)       (217,680)
                                                  --------------  --------------
  Net cash from operating activities                  1,012,861         192,965


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property, plant and equipment          (1,398,184)     (1,206,006)
  Proceeds from sale of property, plant and
   equipment                                            307,163         167,116
  Collection of notes receivable                         39,850          36,796
                                                  --------------  --------------
  Net cash used in investing activities              (1,051,171)     (1,002,094)


CASH FLOWS FROM FINANCING ACTIVITIES

  Debt proceeds                                      16,811,368      16,334,046
  Debt repayments                                   (15,799,114)    (16,082,787)
  Change in checks outstanding in excess of bank
   balances                                             187,706       1,616,363
  Cash dividends paid                                (1,109,568)     (1,109,568)
                                                  --------------  --------------
  Net cash provided by financing activities              90,392         758,054


Net change in cash and cash equivalents                  52,082         (51,075)
Cash and cash equivalents at beginning of period        321,627         371,204
                                                  --------------  --------------
Cash and cash equivalents at end of period        $     373,709   $     320,129
                                                  ==============  ==============


     See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

       RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
         FOR THE THIRTY-NINE WEEKS ENDED MARCH 2, 2007 AND MARCH 3, 2006


                                                    Thirty-Nine     Thirty-Nine
                                                    Weeks Ended     Weeks Ended
                                                   March 2, 2007   March 3, 2006
                                                   -------------   -------------

Net Income                                         $    592,523    $    137,024
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                        1,692,139       1,730,239
 Gain on sale of property and equipment                (249,638)       (146,801)

Changes in operating assets and liabilities:
 Change in receivables - net                            535,188        (139,052)
 Change in inventories                                 (371,152)       (328,804)
 Change in prepaid expenses                            (493,249)        324,248
 Change in other assets                                 164,543          12,352
 Change in accounts payable                            (150,464)       (891,171)
 Change in accrued expenses                            (241,847)       (456,417)
 Change in salary continuation                          (51,347)        (48,653)
 Change in accrued income taxes                        (413,835)              -
                                                   -------------   -------------

 Net cash provided by operating activities         $  1,012,861    $    192,965
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

2. The consolidated results of operations for the thirty-nine weeks ended March 2, 2007 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending June 1, 2007.

3.   The following tables summarize the prepaid assets accounts:

                                                    Prepaid Breakdown


                                                     Thirty-Nine    Thirty-Nine
                                                     Weeks Ended    Weeks Ended
                                                    March 2, 2007  March 3, 2006
                                                    -------------  -------------

Truck Shop Supplies                                 $    689,097   $    635,623
Insurance Deposit                                        227,640        242,517
Slotting Fees                                            239,541        304,017
Deferred Advertising Fees                                197,494        181,012
Prepaid Insurance                                        477,494        423,310
Prepaid Taxes/Licenses                                   183,839        241,521
Prepaid Dues/Supplies                                     64,099         55,770
Other                                                     22,504         28,730
                                                    -------------  -------------

                                                    $  2,101,708   $  2,112,500
                                                    =============  =============

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

5. In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting For Uncertainty in Income Taxes - an Interpretation of FASB Statement 109", (FIN 48). FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact that FIN 48 will have on our financial conditions, results of operation and cash flows. FIN 48 will be adopted in the first quarter of the fiscal year ended May 30, 2008 and is not expected to have a material impact on our results of operations or financial positition.

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

     We adopted the "modified prospective method" in adopting SFAS 123 (R) described in FASB No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", and prior amounts have not been restated. As of June 3, 2006, all outstanding options were fully vested. Additionally, no options were granted during the thirty-nine week period ended March 2, 2007. The adoption of SFAS 123 (R) did not have a material effect on the current period financial position, results of operations, or cash flows. Statement 123 (R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

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

7. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirty-nine weeks ended March 2, 2007 and March 3, 2006:

                                                     Thirty-Nine    Thirty-Nine
                                                     Weeks Ended    Weeks Ended
                                                    March 2, 2007  March 3, 2006
                                                    ----------------------------

Weighted average number of common shares used in
 computing basic earnings per share                   11,835,330     11,835,330

Effect of dilutive stock options                               0          2,366
                                                    -------------  -------------

Weighted average number of common shares and
 dilutive potential common stock used in computing
 dilutive earnings per share                          11,835,330     11,837,696

Stock options excluded from the above reconciliation
 because they are anti-dilutive                          369,000        329,000
                                                    =============  =============

8. The following table shows the effect on net income and earnings per share for the thirteen and thirty-nine weeks ended March 3, 2006 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure":

                                                    -------------  -------------
                                                      Thirteen      Thirty-Nine
                                                        Weeks          Weeks
                                                        Ended          Ended
                                                      3/3/2006        3/3/2006
                                                    -------------  -------------

Net income as reported                              $    490,297   $    137,024

Stock based compensation costs, net of income tax,
 that would have been included in net income if the
 fair value method had applied                            (2,615)        (7,844)
                                                    -------------  -------------

Pro-forma net income                                $    487,682   $    129,180
                                                    =============  =============

Income per share as reported-basic                  $       0.04   $       0.01
Income per share as reported-diluted                $       0.04   $       0.01
Pro-forma income per share-basic                    $       0.04   $       0.01
Pro-forma income per share-diluted                  $       0.04   $       0.01

9. The interest rate on the Company's note payable is reset monthly to reflect the 30 days LIBOR rate. Consequently, the carrying value of the note payable approximates fair value. The interest rate at March 2, 2007 was 7.07% compared to 6.31% at March 3, 2006. The Company's notes payable decreased by $721,520 compared to a decrease of $697,727 last year.

10. The Company has a letter of credit in the amount of $2,668,846 outstanding at March 2, 2007, compared to $3,084,365 at March 3, 2006, a decrease of $415,519. The letter of credit supports the Company's commercial self-insurance program.

11. Currently, the Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million, compared to $2 million at this time last year. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt as of March 2, 2007 was $1,871,185 with an interest rate of 8.25%, leaving the Company with $128,815 of credit availability. The Company's line-of-credit debt as of March 3, 2006 was $1,297,137 with an interest rate of 7.50%, leaving the Company with $702,863 of credit availability.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of March 2, 2007 and the related interim consolidated statements of income and cash flows for the thirteen and thirty-nine week period then ended. These financial statements are the responsibility of the Company's management.

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




Birmingham, Alabama
April 6, 2007                          DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. Management records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At March 2, 2007 and June 2, 2006 the Company had accounts receivables in the amount of $7,828,168 and $8,363,356, net of an allowance for doubtful accounts of $114,249 and $133,422, respectively.

The following table summarizes the Company's customer accounts receivable profile as of March 2, 2007:

                  Amount Range                                  No. of Customers
                  ------------                                  ----------------

Less than $1,000.00 ...............................                    1,251
$1,001.00-$10,000.00 ..............................                      544
$10,001.00-$100,000.00 ............................                      109
$100,001.00-$500,000.00 ...........................                        8
$500,001.00-$1,000,000.00 .........................                        1
$1,000,001.00-$2,500,000.00 .......................                        0
                                                                      -------

Total All Accounts.................................                    1,913
                                                                      =======

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital was $4,050,402 at June 2, 2006 and $3,780,637 at the end of the third quarter. Net cash provided by operating activities amounted to $1,012,861 for the thirty-nine weeks ended March 2, 2007 compared to $192,965 for the same period last year.

Additions to property, plant and equipment, net of disposals, were $676,681 this year and $690,210 last year. Cash dividends of $1,109,568 were paid during this year's thirty-nine weeks ended compared to $1,109,568 last year. No cash was used to purchase treasury stock this year, and no cash was used to increase investment securities this year. The Company's current ratio was 1.32 to 1.00 at March 2, 2007.

The following table summarizes the significant contractual obligations of the Company as of March 2, 2007:

Contractual Obligations           Total       Current     2-3 Years   4-5 Years   Thereafter
-----------------------        ------------  ----------  ----------  ----------  ------------
Note Payable                   $   458,787   $ 458,787   $       -   $       -   $         -
Salary Continuation Plan         1,722,552     119,471     269,514     316,110     1,017,457
                               ------------  ----------  ----------  ----------  ------------
Total Contractual Obligations  $ 2,181,339   $ 578,258   $ 269,514   $ 316,110   $ 1,017,457
                               ============  ==========  ==========  ==========  ============

Other Commitments

Available   cash,   cash  from   operations  and  available   credit  under  the
line-of-credit   are  expected  to  be  sufficient  to  meet   anticipated  cash
expenditures and normal operating requirements for the foreseeable future.

OPERATING RESULTS

For the thirteen weeks ended March 2, 2007, net sales increased 1.1% from the comparable period in fiscal 2006. For the thirty-nine weeks ended March 2, 2007, net sales increased 4.2% from the comparable period in fiscal 2006. This year's third quarter cost of sales was 52.0% of net sales compared to 53.0% for last year's third quarter. This year's third quarter, selling, general, and administrative expenses were 45.1% of net sales compared to 44.3% for last year's third quarter. This year's year to date cost of sales was 52.7% of net sales compared to 54.0% for last year's year to date. This year's year to date, selling, general and administrative expenses were 46.4% of net sales compared to 45.9% for last year's year to date.

The following tables compare manufactured products to resale products:

                       Manufactured Products-Resale Products

                        Thirteen Weeks Ended        Thirteen Weeks Ended
                            March 2, 2007               March 3, 2006
Sales                                    %                           %
Manufactured Products  $ 21,773,968     80.3%      $ 21,085,340     78.6%
Resale Products           5,350,032     19.7%         5,734,419     21.4%
                       -------------  -------      -------------  -------
Total                  $ 27,124,000    100.0%      $ 26,819,759    100.0%

                                        GM                          GM
Gross Margin                             %                           %
Manufactured Products  $ 11,317,227     52.0%      $ 10,133,822     48.1%
Resale Products           1,706,843     31.9%         2,471,411     43.1%
                       -------------  -------      -------------  -------
Total                  $ 13,024,070     48.0%      $ 12,605,233     47.0%

                       Manufactured Products-Resale Products

                       Thirty-Nine Weeks Ended     Thirty-Nine Weeks Ended
                            March 2, 2007               March 3, 2006
Sales                                    %                           %
Manufactured Products  $ 65,245,644     80.0%      $ 61,774,448     78.9%
Resale Products          16,299,506     20.0%        16,507,262     21.1%
                       -------------  -------      -------------  -------
Total                  $ 81,545,150    100.0%      $ 78,281,710    100.0%

                                        GM                          GM
Gross Margin                             %                           %
Manufactured Products  $ 33,347,221     51.1%      $ 29,280,997     47.4%
Resale Products           5,191,101     31.8%         6,756,741     40.9%
                       -------------  -------      -------------  -------
Total                  $ 38,538,322     47.3%      $ 36,037,738     46.0%


The Company's gain on sales of assets for the thirteen weeks ended March 2, 2007 in the amount of $213,728 is from the sale of the Chattanooga warehouse and the sale of used equipment.

          GAIN ON SALE OF FIXED ASSETS
          ----------------------------
             Chattanooga warehouse                    $ 200,738
             Sale of used equipment                      12,990
                                                      ----------
          Total gain on sale of assets                $ 213,728
                                                      ==========

For last year's thirteen weeks the gain on sale of assets was $47,847 from the sale of used equipment for cash.

The Company's investment income decreased 2.2% from last year for the current quarter's thirteen week period. For the thirty-nine weeks investment income was down 2.9%.

The Company's effective tax rate for the thirteen weeks was 36.9% compared to 36.9% for the last year's thirteen weeks and 36.9% for the thirty-nine weeks this year and 36.9% last year.

MARKET RISK

The principal market's risks (i.e., the risk of loss arising from adverse changes in market rates and prices), to which the Company is exposed, are interest rates on its bank loans, and commodity prices affecting the cost of its raw materials.

The Company's investment securities consist of short-term marketable securities. Presently, these are variable rate money market mutual funds. Assuming March, 2007 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $96 on an annual basis and interest expense by $4,588.

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

SUBSEQUENT EVENT

On March 29, 2007, Golden Flake Snack Foods, Inc. sold a warehouse located in Little Rock, Arkansas. The selling price was $285,000.


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


                                                  GOLDEN ENTERPRISES, INC.
                                                  ------------------------
                                                         (Registrant)

     Dated: April 11, 2007                        /s/ Mark W. McCutcheon
            --------------                        ----------------------
                                                  Mark W. McCutcheon
                                                  President and
                                                  Chief Executive Officer


     Dated: April 11, 2007                        /s/ Patty Townsend
            --------------                        ------------------
                                                  Patty Townsend
                                                  Vice-President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)