Form 10-K
period 2007-06-01
GOLDEN ENTERPRISES INC
filed 2007-08-27
CIK 42228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 1, 2007
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-4339

                            GOLDEN ENTERPRISES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        63-0250005
---------------------------------------                     ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

       One Golden Flake Drive
        Birmingham, Alabama                                   35205
---------------------------------------                       -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Act). (Check One)
Large accelerated filer (  )  Accelerated filer (  )  Non-accelerated filer (X)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

State  the   aggregate   market  value  of  the  voting  common  stock  held  by
non-affiliates of the registrant as of August 3, 2007.
Common Stock, Par Value $0.66 2/3 --$17,470,091

Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of August 3, 2007.

         Class                                Outstanding at August 3, 2007
         -----                                -----------------------------
Common Stock, Par Value $0.66 2/3                   11,835,330 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 20, 2007 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                          FORM 10-K ANNUAL REPORT -2007
                            GOLDEN ENTERPRISES, INC.


                                                                          Page
                                                                          ----


PART I.
Item 1.    Business.....................................................   3
Item 1A.   Risk Factors.................................................   6
Item 1B.   Unresolved Staff Comments....................................   6
Item 2.    Properties...................................................   7
Item 3.    Legal Proceedings............................................   7
Item 4.    Submission of Matters to a Vote of Security Holders..........   8


PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities............   8
Item 6.    Selected Financial Data......................................   11
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   12
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk....   18
Item 8.    Financial Statements and Supplementary Data..................   18
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.......................   41
Item 9A.   Controls and Procedures......................................   41
Item 9B.   Other Information............................................   41

PART III.

Item 10.   Directors and Executive Officers and Corporate Governance....   41
Item 11.   Executive Compensation.......................................   41
Item 12.   Security Ownership of Certain Beneficial
           Owners and Management and Related Stockholder Matters........   42
Item 13.   Certain Relationships and Related Transactions and Director
            Independence................................................   42
Item 14.   Principal Accountant Fees and Services.......................   42

PART IV.

Item 15.   Exhibits and Financial Statement Schedules...................   43

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

Raw Materials

Golden Flake purchases raw materials used in manufacturing and processing its snack food products on the open market and under contract through brokers and directly from growers. A large part of the raw materials used by Golden Flake consists of farm commodities which are subject to precipitous change in supply and price. Weather varies from season to season and directly affects both the quality and supply available. Golden Flake has no control over the agricultural aspects and its profits are affected accordingly.

Distribution

Golden Flake sells its products through its own sales organization and independent distributors to commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky, Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina, Arkansas, Missouri and Texas. The products are distributed by approximately 470 route salesmen and independent distributors who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama, Nashville, Tennessee, and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct-store delivery system. Golden Flake is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No single customer accounts for more than 10% of its total sales. Golden Flake has a fleet of 821 company owned vehicles to support the route sales system, including 45 tractors and 122 trailers for long haul delivery to the various company warehouses located throughout its distribution areas, 591 store delivery vehicles and 63 cars and miscellaneous vehicles.


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

Employees

Golden Flake employs approximately 970 employees. Approximately 584 employees are involved in route sales and sales supervision, approximately 274 are in production and production supervision, and approximately 112 are management and administrative personnel.

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


                        Executive Officers Of Registrant
                               And Its Subsidiary

  Name and Age                  Position and Offices with Management
  ------------                  ------------------------------------
John S. Stein, 70        Mr. Stein is Chairman  of  the Board. He was elected  Chairman on June 1, 1996. He served as Chief  Executive  Officer from
                           1991 to April 4, 2001,  and as  President  from 1985 to 1998 and from  June 1,  2000 to April 4,  2001.  Mr.  Stein  also served as President of Golden Flake Snack Foods,  Inc.  from
                           1976 to 1991.  Mr.  Stein  retired as an  employee  with the
                           Company  on May 31,  2002.  Mr.  Stein is  elected  Chairman annually, and his present term will expire on June 1, 2008.

Mark W. McCutcheon, 52   Mr.  McCutcheon  is  Chief Executive  Officer and President of
                           the Company and President of Golden Flake Snack Foods, Inc.,
                           a wholly owned  subsidiary  of the  Company.  He was elected
                           President  and Chief  Executive  Officer  of the  Company on
                           April 4, 2001 and  President  of Golden Flake on November 1,
                           1998. He has been  employed by Golden Flake since 1980.  Mr.
                           McCutcheon is elected Chief Executive  Officer and President of the Company and President of Golden Flake  annually,  and his present terms will expire on June 1, 2008.

Patty Townsend, 49       Ms. Townsend is Chief  Financial Officer,  Vice  President and
                           Secretary  of Golden  Enterprises,  Inc. and  Controller  of
                           Golden Flake Snack Foods,  Inc. a wholly owned subsidiary of the  Company.  She  was  elected  Chief  Financial  Officer,
                           Vice-President and Secretary of the Company on March 1, 2004
                           and  Controller  of Golden Flake on March 15, 1997.  She has
                           been employed with the Company since 1988.  Ms.  Townsend is elected to her positions on an annual basis, and her present term of office will expire on June 1, 2008.

Randy Bates, 53          Mr. Bates  is Executive,  Vice-President  of Sales,  Marketing
                           and  Transportation  for  Golden  Flake.  He has held  these
                           positions   since   October   26,   1998.   Mr.   Bates  was
                           Vice-President  of Sales from  October 1, 1994 to 1998.  Mr.
                           Bates has been  employed  by Golden  Flake since March 1979.
                           Mr. Bates is elected to his  positions  on an annual  basis, and his present term of office will expire on June 1, 2008.

David Jones, 55          Mr. Jones  is  Executive  Vice-President of Operations,  Human
                           Resources and Quality  Control for Golden Flake. He has held these  positions  since May 20,  2002.  Mr.  Jones was Vice-
                           President   of   Manufacturing   from   1998  to  2002   and
                           Vice-President  of Operations  from 2000 to 2002.  Mr. Jones has been  employed by Golden Flake since 1984.  Mr. Jones is elected to his positions on an annual basis, and his present term of office will expire on June 1, 2008.


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

Competition

Price competition and consolidation within the Snack Food industry could adversely impact the Company's performance. The Company's business requires significant marketing and sales effort to compete with larger companies. These larger competitors sell a significant portion of their products through discounting and other price cutting techniques. This intense competition increases the possibility that the Company could lose one or more customers, lose market share and/or be forced to increase discounts and reduce pricing, any of which could have an adverse impact on the Company's business, financial condition, results of operation and/or cash flow.

Commodity and Energy Cost Fluctuations

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



                      ITEM 1B. - UNRESOLVED STAFF COMMENTS

Not Applicable.

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


Golden Flake also has a manufacturing plant in Ocala, Florida. This plant was placed in service in November 1984. The plant consists of approximately 100,000 square feet, with allowance for future expansion, and is located on a 28-acre site on Silver Springs Boulevard. The Company manufactures tortilla chips and potato chips from this facility.


The manufacturing plants, office headquarters and additional lands are owned by Golden Flake free and clear of any debts.


Distribution Warehouses

Golden Flake owns branch warehouses in Birmingham, Montgomery, Midfield, Demopolis, Fort Payne, Muscle Shoals, Huntsville, Phenix City, Tuscaloosa, Mobile, Dothan and Oxford, Alabama; Gulfport and Jackson, Mississippi; Knoxville and Memphis, Tennessee; Decatur, Marietta and Macon, Georgia; Jacksonville, Panama City, Tallahassee and Pensacola, Florida and New Orleans, Louisiana. The warehouses vary in size from 2,400 to 8,000 square feet. All distribution warehouses are owned free and clear of any debts.


Vehicles

Golden Flake owns a fleet of 821 vehicles which includes 591 route trucks, 45 tractors, 122 trailers and 63 cars and miscellaneous vehicles. There are no liens or encumbrances on Golden Flake's vehicle fleet. Golden Flake also owns a 1987 Cessna Citation II aircraft.



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

                       ITEM 4. - SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

                ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY,
                     RELATED STOCKHOLDER MATTERS AND ISSUER
                         PURCHASES OF EQUITY SECURITIES

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

MARKET AND DIVIDEND INFORMATION

The Company's common stock is traded in the over-the-counter market under the "NASDAQ" symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended June 1, 2007 and June 2, 2006 and the amount of dividends paid per share in each quarter. The Company currently expects that comparable regular cash dividends will be paid in the future.

                                                                                    Market Price
                                                                         High           Low         Dividend
       Quarter                                                           Price         Price          Paid
       Year Ended 2007                                                                             Per share
       -----------------------------------------------------------     ----------    --------     -----------
       First quarter  (13 weeks ended September 1, 2006)                 $3.25        $2.61          $.0313
       Second quarter (13 weeks ended December 1, 2006)                   3.65         2.95           .0313
       Third quarter  (13 weeks ended March 2, 2007)                      3.25         2.77           .0313
       Fourth quarter (13 weeks ended June 1, 2007)                       3.21         2.81           .0313



                                                                         High           Low         Dividend
       Quarter                                                           Price         Price          Paid
       Year Ended 2006
       -----------------------------------------------------------     ----------    --------     -----------
       First quarter  (13 weeks ended September 2, 2005)                 $4.89        $3.43          $.0313
       Second quarter (13 weeks ended December 2, 2005)                   4.85         3.07           .0313
       Third quarter  (13 weeks ended March 3, 2006)                      3.46         2.80           .0313
       Fourth quarter (13 weeks ended June 2, 2006)                       3.60         2.32           .0313


As of August 3, 2007, there were approximately 1,159 shareholders of record.


Shareholder Return Performance Graph

The following graph illustrates, for the period commencing May 31, 2002, and ending June 1, 2007, the yearly percentage change in the cumulative total shareholder return on the Company's common stock as compared with the cumulative total returns of other companies included within the NASDAQ Stock Market (U.S. Companies) Index and the Company's Peer Group.

The Company has selected a Peer Group consisting of the four publicly-traded companies named below which are in the snack food industry. Most of the
Company's direct competitors and peers are privately-held companies or subsidiaries or divisions of larger publicly-held companies so that the available members of the Peer Group are limited.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
           Among Golden Enterprises, Inc., The NASDAQ Composite Index
                                And A Peer Group


                      [SEE SUPPLEMENTAL PDF FOR GRAPHIC OF
                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN]


-------------------------------------------------------------------------------
                           5/31/02  5/31/03  5/31/04   6/5/05   6/2/06   6/1/07
-------------------------------------------------------------------------------

Golden Enterprises, Inc.    100.00    51.70    71.30    91.29    75.16    86.22
NASDAQ Composite            100.00    95.35   121.55   126.63   136.43   165.06
Peer Group                  100.00    79.90   110.21   131.46   158.22   198.40


This graph assumes that $100 was invested in the Company's common stock on May 31, 2002, in the NASDAQ Stock Market (U.S. Companies) Index and in the Peer Group, which consisted of Lance, Inc., J & J Snack Foods Corp., Tasty Baking Co. and Ralcorp Holdings, Inc. and that dividends were re-invested.



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table provides Equity Compensation Plan information under which equity securities of the Registrant are authorized for issuance:


EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------------------------------------------------------
Plan category                Number of securities to be    Weighted-average exercise      Number of securities remaining
                             issued upon exercise of out-  price of outstanding options,  available for future issuance
                             standing options, warrants    warrants and rights            under equity compensation plans
                             and rights                                                   (excluding securities reflected in
                                                                                          column (a))
                             (a)                           (b)                            (c)
---------------------------- ----------------------------  -----------------------------  -------------------------------------
Equity compensation plans               369,000                        $3.776                             130,000
approved by security holders
---------------------------- ----------------------------  -----------------------------  -------------------------------------

Equity compensation plans                  0                              0                                  0
not approved by security
holders
---------------------------- ----------------------------  -----------------------------  -------------------------------------

Total                                  369,000                        $3.776                             130,000

-------------------------------------------------------------------------------------------------------------------------------





ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the fiscal year ended June 1, 2007.

                        ITEM 6. - SELECTED FINANCIAL DATA

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

FINANCIAL REVIEW (Dollar amounts in thousands, except per share data)



Operations                              2007           2006           2005            2004            2003
                                  --------------- -------------- --------------- --------------- ---------------

                                  ------------------------------------------------------------------------------
Net sales                            $   110,827    $   106,547    $   103,144     $    97,583    $     96,604
Gain on sales of assets                      488            139            107              14             304
Other Income                                 432            483            521             499             506
                                  --------------- -------------- --------------- --------------- ---------------
     Total revenues                      111,747        107,169        103,772          98,096          97,414
Cost of sales                             57,978         57,019         55,400          51,243          50,748
Selling, general and
 administrative expenses                  51,481         49,168         48,022          46,595          47,686
Interest                                     273            295            255             220             269
Income before
  income taxes                             2,015            687             95              38          (1,289)
Federal and state income taxes               802            398           (110)             84            (361)
                                  --------------- -------------- --------------- --------------- ---------------

    Net income (loss)                $     1,213    $       289    $       (15)    $       (46)   $       (928)
----------------------------------------------------------------------------------------------------------------
Financial data
Depreciation and amortization        $     2,268    $     2,285    $     2,268     $     2,347    $      2,490
Working capital                            4,265          4,050          5,328           6,697           8,337
Long-term debt                             1,582          1,915          2,426           2,327           3,862
Stockholders' equity                      19,450         19,716         20,907          22,456          24,078
Total assets                              33,325         33,728         34,402          33,623          36,492
----------------------------------------------------------------------------------------------------------------
Common stock data
Earnings per share (basic)           $      0.10    $      0.02    $         -     $         -    $      (0.08)
Earnings per share (diluted)                0.10           0.02              -               -           (0.08)
Dividends                                 0.1250         0.1250         0.1250          0.1250          0.1875
Book value                                  1.64           1.67           1.77            1.89            2.20
Price range                            3.65-2.61      4.89-2.32      4.15-2.01       3.50-2.15     5.530-1.640
----------------------------------------------------------------------------------------------------------------
Financial statistics
Current ratio                               1.37           1.36           1.54            1.84            2.09
Net income (loss) as percent of
 total revenues                             1.09%          0.27%         (0.01)%         (0.04)%         (0.95)%
Net income (loss) as percent of
 total stockholders' equity (a)             6.24%          1.47%         (0.07)%         (0.20)%         (5.10)%
----------------------------------------------------------------------------------------------------------------
Other data
Weighted average common shares
 outstanding                          11,835,330     11,835,330     11,846,419      11,879,891      11,883,305
Common shares outstanding at year
 end                                  11,835,330     11,835,330     11,835,330      11,852,830      11,883,305
Approximate number of stockholders         1,159          1,500          1,500           1,500           1,500

(a) Average amounts at beginning and end of fiscal year


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

The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed by approximately 470 route representatives and independent distributors who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.



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

In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-09 Accounting for Consideration given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) effective for annual or interim periods beginning after December 15, 2001. The issue addresses the recognition, measurement and income statement classification for certain sales incentives. The Company implemented this new accounting policy in the fourth quarter of fiscal 2002. The effect of this accounting change is to adopt this policy as of the beginning of the fiscal 2002 (June 1, 2001). Certain of these expenses, including slotting fees, previously classified as selling, general, and administrative expenses, are now characterized as offsets to net sales. Reclassifications have been made to prior period financial statements to conform to current year presentation. Total vendor sales incentives now characterized as reductions of net sales that previously would have been classified as selling, general and administrative expenses were approximately $8.8 million, $10.5 million and $11.6 million for the years ended 2007 2006 and 2005, respectively. There was no resulting impact on net operating results from adopting EITF 01-09.


 Accounts Receivable

 The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. The Company records a general reserve based on analysis of historical data. In addition, the Company records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At June 1, 2007 and June 2, 2006, the Company had accounts receivables in the amount of $8.5 million and $8.4 million, net of an allowance for doubtful accounts of $0.1 million and $0.1 million, respectively.


The following table summarizes the Company's customer accounts receivable profile as of June 1, 2007:

                Amount Range                          No. of Customers
               -------------                          ----------------

Less than $1,000.00                                              1,189
$1,001.00-$10,000.00                                               581
$10,001.00-$100,000.00                                             122
$100,001.00-$500,000.00                                              7
$500,001.00-$1,000,000.00                                            2
$1,000,001.00-$2,500,000.00                                          0
                                                                   ---

Total All Accounts                                               1,901
                                                                ======

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first out method.

Accrued Expenses

Management estimates certain expenses in an effort to record those expenses in the period incurred. The most significant estimates relate to insurance-related expenses, including self-insurance and a salary continuation plan for certain key executives of the Company. The Company is self-insured for certain casualty losses relating to automobile liability, general liability, workers' compensation, property losses and medical claims. The Company also has stop loss coverage to limit the exposure arising from these claims. Automobile liability, general liability, workers' compensation, and property losses costs are covered by letters of credit with the company's claim administrators.

The Company uses a third-party actuary to estimate the casualty insurance obligations on an annual basis. In determining the ultimate loss and reserve requirements, the third-party uses various actuarial assumptions including compensation trends, health care cost trends and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors.

The actuarial calculation includes a margin of error to account for changes in inflation; health care costs, compensation and litigation cost trends as well as estimated future incurred claims. The Company utilized a 75% confidence level for estimating the ultimate outstanding casualty liability. Approximately 75% of each claim should be equal to or less than the ultimate liability recorded based on the historical trends experienced by the Company. If the Company chose a 50% factor, the liability would have been reduced by approximate $0.2 million. If the Company chose a 90% factor, the liability would have increased by approximately $0.2 million.

The Company used a 5% investment rate to discount the estimated claims based on the historical payout pattern during 2007 and 2006. A one percentage point change in the discount rate would have impacted the liability by approximately $51,300.

Actual ultimate losses could vary from those estimated by the third-party actuary. The Company believes the reserves established are reasonable estimates of the ultimate liability based on historical trends.

As of June 1, 2007, the Company's casualty reserve was $1.9 million and at June 2, 2006 the casualty reserve was $1.9 million.

Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experienced for claims incurred but not yet reported. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.


OTHER MATTERS

Transactions with related parties, included in Note 12 of the Notes to Consolidated Financial Statements, are conducted on an arm's-length basis in the ordinary course of business.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $4.3 million at June 1, 2007 compared to $4.1 million at June 2, 2006. Net cash provided by operations amounted to $4.6 million in fiscal year 2007, $2.6 million in fiscal year 2006 and $2.4 million in fiscal year 2005. During 2007, the principal source of liquidity for the Company's operating needs was provided from operating activities, credit facilities and cash on hand.

Additions to property, plant and equipment are expected to be about $1.5 million in 2008.

Cash dividends of $1.5 million were paid each of the fiscal years 2007, 2006, and 2005, respectively.

No cash was used to purchase treasury shares in fiscal 2007 and 2006.

During fiscal 2007, the Company's debt proceeds net of re-paid debt was ($0.4) million.

The following table summarizes the significant contractual obligations of the Company as of June 1, 2007:


Contractual Obligations             Total          Current       2-3 Years      4-5 Years      Thereafter
------------------------------   ------------    -----------    -----------    -----------    -------------
Notes Payable                   $     270,625   $    270,625   $          -   $          -   $            -
Vehicle Lease                         479,531        109,713        219,426        150,392                -
Salary Continuation Plan            1,704,314        121,877        274,941        322,474          985,022
                                 ------------    -----------    -----------    -----------    -------------
Total Contractual Obligations   $   2,454,470   $    502,215   $    494,367   $    472,866   $      985,022
                                 ============    ===========    ===========    ===========    =============


Other Commitments

The Company had letters of credit in the amount of $2,668,846 outstanding at June 1, 2007 to support the Company's commercial self-insurance program.

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line of credit debt at June 1, 2007 was $622,950 with an interest rate of 8.25%.

The Company's current ratio at year end was 1.37 to l.00.

 Available cash, cash from operations and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.


OPERATING RESULTS

Net sales increased by 4% in fiscal year 2007, 3% in fiscal year 2006, and 6% in fiscal year 2005. Fiscal 2005 included an extra week of sales. If the extra week is excluded, the increase in net sales for fiscal 2006 would have been 5%.

Cost of sales as a percentage of net sales amounted to 52.3%, 53.5% and 53.7% in 2007, 2006 and 2005 respectively.

Selling, general and administrative expenses were 46.5% of net sales in 2007, 46.1% in 2006 and 46.5% in 2005.

The Company's effective tax rates for 2007, 2006 and 2005 were 39.8%, 58.0% and 115.7%, respectively. Note 7 to the Consolidated Financial Statements provide additional information about the provision for income taxes.

The following tables compare manufactured products to resale products for the fiscal years ended June 1, 2007, June 2, 2006, and June 3, 2005:


                       Manufactured Products-Resale Products


                                 2007                       2006                        2005
                       ------------------------  --------------------------   -------------------------
Sales                                        %                           %                           %
Manufactured Products    $ 88,827,470     80.1%     $ 84,401,413      79.2%     $ 81,847,745      79.4%
Resale Products            21,999,455     19.9%       22,145,283      20.8%       21,296,234      20.6%
                       -------------- ---------  ---------------  ---------   --------------  ---------
Total                    $110,826,925    100.0%     $106,546,696     100.0%     $103,143,979     100.0%


Gross Margin                                 %                           %                           %
Manufactured Products    $ 45,757,596     51.5%     $ 43,305,008      51.3%     $ 42,061,821      51.4%
Resale Products             7,091,931     32.2%        6,222,787      28.1%        5,682,257      26.7%
                       -------------- ---------  ---------------  ---------   --------------  ---------
Total                    $ 52,849,527     47.7%     $ 49,527,795      46.5%     $ 47,744,078      46.3%



MARKET RISK

The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its cash equivalents and bank loans, and commodity prices affecting the cost of its raw materials.

The Company's cash equivalents consist of short-term marketable securities. Presently these are variable rate money market funds. Its bank loans also carry variable rates. Assuming year end 2007 variable rate investment levels and bank loan balances, a one-point change in interest rates would impact interest income by $2,538 and interest expense by $2,706.

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

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs and effectiveness of sales and marketing activities, as described in the Company's filings with Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date which they are made.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Cost or Amendment of ARB No. 43, Chapter 4." This Statement amends AR 13 No. 43, to clarify abnormal amounts of facility expense, freight, handling costs and waster material should be recognized in current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs on conversion be based on the normal capacity of the production facilities. This provision is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SAFS No. 151 did not have an impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB revised its SFAS No. 123 (SFAS No. 123R), "Accounting for Stock Based Compensation." The revision established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services particularly transaction in which an entity obtains employee services in share based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to proved service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. Beginning June 3, 2006, we adopted SFAS No. 123R "Share Based Payment". We adopted the "modified prospective method" in adopting SFAS 123R. The adoption of SFAS 123R did not have a material effect on the current period financial position results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken. FIN 48 is not expected to have a material impact on our results of operations or financial positions.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant impact on the Company's results of operations or financial position.

In September 2005, FASB issued its consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This consensus concludes that an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions are entered into in contemplation of each other. The consensus should be applied to new arrangements entered into, or modifications or renewals of existing arrangements, in the first interim or annual reporting period beginning after March 15, 2006. This consensus did not have a material effect on the Company's financial position, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial condition, results of operations or cash flows.


ITEM 7 A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 15.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiary for the year ended June 1, 2007, consisting of the following, are contained herein:

Consolidated Balance Sheets                                 - As of June 1, 2007 and June 2, 2006
Consolidated Statements of Operations                       - Fiscal years ended 2007, 2006, and 2005
Consolidated Statements of Changes in Stockholders' Equity  - Fiscal years ended 2007, 2006, and 2005
Consolidated Statements of Cash Flows                       - Fiscal years ended 2007, 2006, and 2005
Notes to Consolidated Financial Statements                  - Fiscal years ended 2007, 2006, and 2005
Quarterly Results of Operations                             - Fiscal years ended 2007 and 2006


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of June 1, 2007 and June 2, 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the three year period ended June 1, 2007. Our audits also included the financial statement schedule listed at
Item 15(a) Schedule II. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of June 1, 2007 and June 2, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the three year period ended June 1, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considering in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.





Birmingham, Alabama                    DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP
July 31, 2007

         GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS
            As of June 1, 2007 and June 2, 2006
 ASSETS
                                                       2007           2006
                                                 --------------    ----------

CURRENT ASSETS
  Cash and cash equivalents                     $       706,852   $   321,627

  Receivables:
    Trade accounts                                    8,559,984     8,477,457
    Other                                                11,358        19,321
                                                 --------------    ----------
                                                      8,571,342     8,496,778
    Less: Allowance for doubtful accounts               112,915       133,422
                                                 --------------    ----------
                                                      8,458,427     8,363,356
    Notes receivable, current                            58,126        53,672
                                                 --------------    ----------
                                                      8,516,553     8,417,028
                                                 --------------    ----------

  Inventories:
    Raw materials                                     1,340,389     1,425,605
    Finished goods                                    3,035,285     2,850,466
                                                 --------------    ----------

                                                      4,375,674     4,276,071
                                                 --------------    ----------

  Prepaid expenses                                    1,622,900     1,608,459
  Deferred income taxes                                 583,179       669,976
                                                 --------------    ----------
         Total current assets                        15,805,158    15,293,161
                                                 --------------    ----------


PROPERTY, PLANT AND EQUIPMENT
  Land                                                2,962,283     3,010,974
  Buildings                                          16,641,960    16,628,236
  Machinery and equipment                            37,563,985    36,561,024
  Transportation equipment                           15,112,873    15,662,458
                                                 --------------    ----------
                                                     72,281,101    71,862,692
    Less: Accumulated depreciation                   59,324,468    58,279,641
                                                 --------------    ----------

                                                     12,956,633    13,583,051
                                                 --------------    ----------
OTHER ASSETS
  Notes receivable, long-term                         1,658,630     1,716,756
  Cash surrender value of life insurance              2,253,412     2,431,626
  Other                                                 651,595       703,488
                                                 --------------    ----------

    Total other assets                                4,563,637     4,851,870
                                                 --------------    ----------

    TOTAL                                       $    33,325,428   $33,728,082
                                                 ==============    ==========




See Accompanying Notes to Consolidated Financial Statements

  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        2007             2006
                                                 -------------    -------------

CURRENT LIABILITIES
  Checks outstanding in excess of bank balances $    1,385,663   $    2,619,026
  Accounts payable                                   3,760,499        2,210,026
  Accrued income taxes                                 318,198          509,318
  Current portion of long-term debt                    270,625          750,177
  Line of credit outstanding                           622,950          313,923
  Other accrued expenses                             5,060,758        4,727,753
  Salary continuation plan                             121,877          112,536
                                                 -------------    -------------

     Total current liabilities                      11,540,570       11,242,759
                                                 -------------    -------------

LONG-TERM LIABILITIES
  Note payable - bank, non-current                           -          253,618
  Salary continuation plan                           1,582,437        1,661,363
  Deferred income taxes                                752,298          854,028
                                                 -------------    -------------

     Total long-term liabilities                     2,334,735        2,769,009
                                                 -------------    -------------


STOCKHOLDERS' EQUITY
  Common stock - $.66 2/3 par value:
  Authorized 35,000,000 shares;
     issued 13,828,793 shares                        9,219,195        9,219,195
  Additional paid-in capital                         6,497,954        6,497,954
  Retained earnings                                 14,410,568       14,676,759
  Treasury shares - at cost (1,993,463
   shares in 2007 and 2006)                        (10,677,594)     (10,677,594)
                                                 -------------    -------------


  Total stockholders' equity                        19,450,123       19,716,314
                                                 -------------    -------------







     TOTAL                                      $   33,325,428   $   33,728,082
                                                 =============    =============



                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005

                                                    2007             2006            2005
                                            ---------------- ---------------- ---------------
Net sales                                      $110,826,925     $106,546,696    $103,143,979
Cost of sales                                    57,977,398       57,018,901      55,399,901
                                            ---------------- ---------------- ---------------
Gross margin                                     52,849,527       49,527,795      47,744,078

Selling, general and administrative expenses     51,481,437       49,168,289      48,022,149
                                            ---------------- ---------------- ---------------

Operating income (loss)                           1,368,090          359,506        (278,071)
                                            ---------------- ---------------- ---------------

Other income (expenses):
Gain on sale of assets                              488,174          138,884         107,382
Interest expense                                   (273,209)        (294,549)       (255,132)
Other income                                        432,084          483,481         520,862
                                            ---------------- ---------------- ---------------

     Total other income (expenses)                  647,049          327,816         373,112
                                            ---------------- ---------------- ---------------

     Income before income tax                     2,015,139          687,322          95,041
                                            ---------------- ---------------- ---------------

       Provision for income taxes                   801,905          398,386         109,965
                                            ---------------- ---------------- ---------------

     Net income (loss)                         $  1,213,234     $    288,936    $    (14,924)
                                            ================ ================ ===============

PER SHARE OF COMMON STOCK
  Basic earnings                               $       0.10     $       0.02    $          -
  Diluted earnings                             $       0.10     $       0.02    $          -











See Accompanying Notes to Consolidated Financial Statements



                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005



                                            Additional                                          Total
                                Common        Paid-in        Retained         Treasury      Stockholders'
                                 Stock        Capital        Earnings          Shares           Equity
                             ------------- ------------- ---------------- ---------------- ----------------
Balance - May 29, 2004          $9,219,195    $6,497,954    $ 17,363,237    $ (10,624,602)    $ 22,455,784
  Net loss - 2005                        -             -         (14,924)               -          (14,924)
  Cash dividends paid                    -             -      (1,481,065)               -       (1,481,065)
  Treasury shares purchased              -             -               -          (52,992)         (52,992)
                             ------------- ------------- ---------------- ---------------- ----------------

     Balance - June 3, 2005      9,219,195     6,497,954      15,867,248      (10,677,594)      20,906,803

  Net income - 2006                      -             -         288,936                -          288,936
  Cash dividends paid                    -             -      (1,479,425)               -       (1,479,425)
                             ------------- ------------- ---------------- ---------------- ----------------

     Balance - June 2, 2006      9,219,195     6,497,954      14,676,759      (10,677,594)      19,716,314

  Net income - 2007                      -             -       1,213,234                -        1,213,234
  Cash dividends paid                    -             -      (1,479,425)               -       (1,479,425)
                             ------------- ------------- ---------------- ---------------- ----------------

     Balance - June 1, 2007     $9,219,195    $6,497,954    $ 14,410,568    $ (10,677,594)    $ 19,450,123
                             ============= ============= ================ ================ ================








See Accompanying Notes to Consolidated Financial Statements


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005


                                                2007           2006           2005
                                          -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers           $ 110,731,854  $ 105,874,804  $ 102,944,666
  Interest income                              144,687        146,072        150,685
  Rental income                                 31,974         36,469         32,471
  Other operating cash
   payments/receipts                           255,423        300,940        337,706
  Cash paid to suppliers & employees for
   cost of goods sold                      (54,923,539)   (55,762,586)   (53,551,622)
  Cash paid for suppliers & employees for
   selling, general & administrative       (50,336,873)   (47,888,447)   (47,233,583)
  Income taxes                              (1,007,958)       231,982          3,902
  Interest expense                            (273,209)      (294,549)      (255,132)
                                          -------------  -------------  -------------

       Net cash provided by operating
        activities                           4,622,359      2,644,685      2,429,093

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and
   equipment                                (1,731,230)    (1,670,021)    (2,700,674)
  Proceeds from sale of property, plant
   and equipment                               577,355        188,221        139,644
  Collection of notes receivable                53,672         49,558         45,760
                                          -------------  -------------  -------------

       Net cash used in investing
        activities                          (1,100,203)    (1,432,242)    (2,515,270)

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt proceeds                             23,163,475     21,525,001     16,952,546
  Debt repayments                          (23,587,618)   (22,433,469)   (15,725,922)
  Decrease in checks outstanding in excess of bank
      balances                              (1,233,363)     1,125,873        199,619
  Purchases of treasury shares                       -              -        (52,992)
  Cash dividends paid                       (1,479,425)    (1,479,425)    (1,481,065)
                                          -------------  -------------  -------------

       Net cash used in financing
        activities                          (3,136,931)    (1,262,020)      (107,814)

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                             385,225        (49,577)      (193,991)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                            321,627        371,204        565,195
                                          -------------  -------------  -------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                            $     706,852  $     321,627  $     371,204
                                          =============  =============  =============







See Accompanying Notes to Consolidated Financial Statements


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005





                                                    2007        2006           2005
                                                 ----------  ----------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $1,213,234  $  288,936  $     (14,924)
  Adjustment to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation                               2,268,468   2,284,669      2,267,718
      Deferred income taxes                        (14,933)   (190,049)       172,472
      Gain on sale of property and equipment      (488,174)   (138,884)      (107,382)
    Change in receivables - net                    (95,071)   (671,892)      (199,313)
    Change in inventories                          (99,603)   (306,004)      (267,018)
    Change in prepaid expenses                     (14,441)    828,289       (143,805)
    Change in cash surrender value of insurance    178,214     149,732         67,209
    Change in other assets                          51,892      (9,550)      (104,178)
    Change in accounts payable                   1,550,473     (60,009)       453,156
    Change in accrued expenses                     333,005      26,027        366,928
    Change in salary continuation plan             (69,585)    (65,898)       (61,770)
    Change in accrued income taxes                (191,120)    509,318              -
                                                 ----------  ----------  -------------

      Net cash provided by operating activities $4,622,359  $2,644,685  $   2,429,093
                                                 ==========  ==========  =============







See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005


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

Accounts Receivable
-------------------
The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the consolidated statements of income. The determination of the allowance for doubtful accounts is based on management's estimate of uncollectible accounts receivables. The Company records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer.

Fiscal Year
-----------
The Company ends its fiscal year on the Friday closest to the last day in May. The years ended June 1, 2007, June 2, 2006 and June 3, 2005 included 52, 52, and 53 weeks, respectively.

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

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

The Company uses a third-party actuary to estimate the casualty insurance obligations on an annual basis. In determining the ultimate loss and reserve requirements, the third-party uses various actuarial assumptions including compensation trends, health care cost trends and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors. The actuarial calculation includes a margin of error to account for changes in inflation; health care costs, compensation and litigation cost trends as well as estimated future incurred claims.

Advertising
-----------
The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Advertising expense amounted to $6,030,702, $5,970,393 and $5,503,641 for the fiscal years 2007, 2006 and 2005, respectively.

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

Stock Options
-------------
The Company adopted SFAS 123R as of June 3, 2006. SFAS 123R establishes standards for accounting of transactions in which an entity exchanges its equity instruments for goods or services, such as when an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the required service period are to be recognized as compensation cost over the period. In addition, SFAS 123R amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. When we adopted

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Year Ended June 1, 2007, June 2, 2006 and June 3, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

SFAS 123R, we elected the modified prospective application method and prior period amounts have not been restated. As of June 3, 2006, all outstanding options were fully vested. Additionally, no options were granted during the fifty-two week period ended June 1, 2007. The adoption of SFAS 123R did not have a material effect on the current period financial position, results of operations, or cash flows.

Prior to the effective date of SFAS 123R, we followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretation for stock options granted to employees and directors. Because the exercise price of our stock options was equal to or more than fair market value of the underlying stock on the date of grant, no compensation expense was recognized. We adopted the disclosure-only provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

The following illustrates the pro-forma information, as required under SFAS No. 123, determined as if we had applied the fair value method of accounting for stock options, during the years ended June 2, 2006 and June 3, 2005:

                                                        Year End
                                                        --------

                                                         2006         2005
                                                     ----------- -------------
Net income (loss) as reported                         $ 288,936     $ (14,924)
Deduct: total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects            (10,458)      (10,458)
                                                     ----------- -------------
  Pro-forma net income (loss)                         $ 278,478     $ (25,382)
                                                     =========== =============

Earnings per share:
  Basic - as reported                                 $    0.02     $       -
                                                     =========== =============
  Basic - Pro-forma                                   $    0.02     $       -
                                                     =========== =============

  Diluted - as reported                               $    0.02     $       -
                                                     =========== =============
  Diluted - Pro-forma                                 $    0.02     $       -
                                                     ----------- -------------

Shipping and Handling Costs
---------------------------
Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company are classified as Selling, General and Administrative (SG&A) expenses. Shipping and handling costs classified as SG&A amounted to $3,257,608 million, $2,991,430 million and $2,788,746 million for the fiscal years 2007, 2006 and 2005, respectively.

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

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Recently Issued Accounting Pronouncements
-----------------------------------------
In November 2004, the FASB issued SFAS No. 151, "Inventory Cost or Amendment of ARB No. 43, Chapter 4." This Statement amends AR 13 No. 43, to clarify abnormal amounts of facility expense, freight, handling costs and waster material should be recognized in current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs on conversion be based on the normal capacity of the production facilities. This provision is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SAFS No. 151 did not have an impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB revised its SFAS No. 123 (SFAS No. 123R), "Accounting for Stock Based Compensation." The revision established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services particularly transaction in which an entity obtains employee services in share based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to proved service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. Beginning June 3, 2006, we adopted SFAS No. 123R "Share Based Payment". We adopted the "modified prospective method" in adopting SFAS 123R. The adoption of SFAS 123R did not have a material effect on the current period financial position results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have a material impact on our results of operations or financial positions.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant impact on the Company's results of operations or financial position.

In September 2005, FASB issued its consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This consensus concludes that an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions are entered into in contemplation of each other. The consensus should be applied to new arrangements entered into, or modifications or renewals of existing arrangements, in the first interim or annual reporting period beginning after March 15, 2006. This consensus did not have a material effect on the Company's financial position, results of operation or cash flows.

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial condition, results of operations or cash flows.

NOTE 2 - NOTES RECEIVABLE
-------------------------

Notes receivable as of June 1, 2007 and June 2, 2006 consist of the following:


                                                                    2007          2006
                                                                -----------   -----------
8% note, due in 120 monthly installments of $3,640
  through November 1, 2010, collateralized by property           $  132,955    $  164,608

8% note, due in 360 monthly installments of $12,474
  through November 1, 2030, collateralized by property            1,583,801     1,605,820
                                                                -----------   -----------
                                                                  1,716,756     1,770,428
     Less current portion                                            58,126        53,672
                                                                -----------   -----------
                                                                 $1,658,630    $1,716,756
                                                                ===========   ===========

     Maturities at year end
                                                         2009    $   62,951
                                                         2010        68,176
                                                         2011        51,630
                                                         2012        32,804
                                                         2013        35,526
                                                   Thereafter     1,407,543

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005




NOTE 3 - PREPAID EXPENSES
-------------------------

At June 1, 2007 and June 2, 2006, prepaid expenses consist of the following:

                                                       2007           2006
                                                 -------------  -------------

Prepaid slotting fees                               $  220,437     $  177,479
Other prepaid expenses                               1,402,463      1,430,980
                                                 -------------  -------------

                                                    $1,622,900     $1,608,459
                                                 =============  =============


NOTE 4 - OTHER ACCRUED EXPENSES
-------------------------------

At June 1, 2007 and June 2, 2006, other accrued expenses consist of the following:

                                                       2007           2006
                                                 -------------  -------------
Accrued payroll                                     $  457,398     $  461,050
Self insurance liability                             1,865,200      1,885,500
Accrued vacation                                     1,230,385      1,402,369
Other accrued expenses                               1,507,775        978,834
                                                 -------------  -------------

                                                    $5,060,758     $4,727,753
                                                 =============  =============

NOTE 5 - LINE OF CREDIT
-----------------------

The Company has a line of credit agreement with a local bank which permits borrowing up to $2 million. The balance on the line of credit at June 1, 2007 was $622,950 a rate of 8.25%. The line credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application.

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005



NOTE 6 - LONG-TERM LIABILITIES
------------------------------

At June 1, 2007 and June 2, 2006, long-term debt consists of the following:

Note payable - bank - payable in equal monthly               2007        2006
 installments of $65,108 including interest at           ----------- -----------
 the LIBOR index rate plus 1.75% 7.07% at June 1,
 2007) through November 30, 2007, secured by equipment      $270,625  $1,003,795
  Less: current portion                                      270,625     750,177
                                                         ----------- -----------

                                                            $      -  $  253,618
                                                         =========== ===========


Other long-term obligations at June 1, 2007 and June 2, 2006 consist of the following:

                                                         2007          2006
                                                    ------------  -------------
Salary continuation plan                             $1,704,314     $1,773,899
Less: current portion                                  (121,877)      (112,536)
                                                    ------------  -------------
                                                     $1,582,437     $1,661,363
                                                    ============  =============

The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives. The Company recognized compensation expense of approximately $42,951, $38,014 and $34,178 for fiscal 2007, 2006 and 2005, respectively.

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005



NOTE 7 - INCOME TAXES
---------------------

At June 1, 2007, June 2, 2006 and June 3, 2005 the provision for income taxes consists of the following:

                                            2007       2006      2005
                                        --------- ---------- ---------
Current:
  Federal                               $727,167  $ 523,353  $(55,620)
  State                                   89,671     65,082    (6,890)
                                        --------- ---------- ---------

                                         816,838    588,435   (62,510)

Deferred:
  Federal                                (13,288)  (169,111)  155,191
  State                                   (1,645)   (20,938)   17,284
                                        --------- ---------- ---------

                                         (14,933)  (190,049)  172,475
                                        --------- ---------- ---------

Total                                   $801,905  $ 398,386  $109,965


The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and actual tax follows:


                                             2007      2006      2005
                                         --------- --------- ---------

Tax on income at statutory rates         $685,147  $233,689  $ 32,327
(Decrease) increase resulting from:
  State income taxes, less Federal income
   tax effect                              59,183    42,954    (4,547)
  Tax exempt interest                      (1,818)     (881)   (1,142)
  Change in valuation allowance           (49,249)   36,040    57,559
  Other - net                             108,642    86,584    25,768
                                         --------- --------- ---------

    Total                                $801,905  $398,386  $109,965
                                         ========= ========= =========

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005


NOTE 7 - INCOME TAXES- CONTINUED
--------------------------------

The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:

                                                    2007        2006
                                               ----------- -----------
Deferred tax assets
  Salary continuation plan                     $  624,972  $  650,489
  Accrued vacation                                451,182     514,248
  Contribution carry forward                      346,179     423,569
  Inventory capitalization                         25,167      16,463
  Allowance for doubtful accounts                  41,406      48,926
  Other accrued expenses                          146,258     155,421
                                               ----------- -----------

    Gross deferred tax assets before valuation
     allowance                                  1,635,164   1,809,116
     Less valuation allowance                    (219,350)   (268,599)
                                               ----------- -----------

Total deferred tax assets                       1,415,814   1,540,517
                                               ----------- -----------

Deferred tax liabilities
  Property and equipment                        1,504,099   1,659,487
  Prepaid expenses                                 80,834      65,082
                                               ----------- -----------
Total deferred tax liabilities                  1,584,933   1,724,569
                                               ----------- -----------

    Net deferred tax liability                 $ (169,119) $ (184,052)
                                               =========== ===========


NOTE 8 - EMPLOYEE BENEFIT PLANS
-------------------------------

The Company has trusteed "Qualified Profit-Sharing Plans" that were amended and restated effective June 1, 1996 to add a 401 (k) salary reduction provision. Under this provision, employees can contribute up to fifty percent of their compensation to the plan on a pretax basis subject to regulatory limits; and the Company, at its discretion, can match up to 4% of the participants' compensation. The annual contributions to the plans are determined by the Board of Directors. Total plan expenses for the years ended June 1, 2007, June 2, 2006, and June 3, 2005 were $121,583, $122,641and $129,529, respectively.

The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual contributions to the plan are amounts determined by the Board of Directors of the Company. Annual contributions are made in cash or common stock of the Company. The Employee Stock Ownership Plan expenses for the years ended June 1, 2007, June 2, 2006 and June 3, 2005 were $-0-. Each participant's account is credited with an allocation of shares acquired with the Company's annual contributions, dividends received on Employee Stock Ownership Plan shares and forfeitures of terminated participants' non-vested accounts.

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005


NOTE 8 - EMPLOYEE BENEFIT PLANS - CONTINUED
-------------------------------------------

The Company has a salary continuation plan with certain of its key officers whereby monthly benefits will be paid for a period of fifteen years following retirement. The Company is accruing the present value of each retirement benefits until the key officers reach normal retirement age at which time the principal portion of the retirement benefits paid are applied to the liability previously accrued. The change in the liability for the Salary Continuation Plan is as follows:


                                                             2007             2006
                                                       ---------------  ---------------
Accrued salary continuation plan - beginning of year       $1,773,899       $1,839,797

Benefits accrued                                               42,951           38,058

Benefits paid                                                (112,536)        (103,956)
                                                       ---------------  ---------------

Accrued salary continuation plan - end of year             $1,704,314       $1,773,899
                                                       ===============  ===============


NOTE 9- LONG-TERM INCENTIVE PLANS
---------------------------------

The Company has a long-term incentive plan currently in effect under which future stock option grants may be issued. This Plan (the 1996 Plan) is administered by the Stock Option Committee of the Board of Directors, which has sole discretion, subject to the terms of the Plan, to determine those employees, including executive officers, eligible to receive awards and the amount and type of such awards. The Stock Option Committee also has the authority to interpret the Plan, formulate the terms and conditions of award agreements and make all other determinations required in the administration thereof. All options outstanding at the end of the 2007, 2006, and 2005 are exercisable.

The 1996 Plan provides for the granting of the Incentive Stock Options as defined under the Internal Revenue Code. Under the Plan, grants may be made to selected officers and employees, of incentive stock option with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company's stock at the date of grant.

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005



NOTE 9 - LONG-TERM INCENTIVE PLANS - CONTINUED
----------------------------------------------

Five hundred thousand shares of the Company's stock have been reserved for issuance under this Plan. The following is a summary of transactions:

                                       2007                  2006                 2005
                                       ----                  ----                 ----
                                            Weighted              Weighted              Weighted
                                             Average               Average               Average
                                            Exercise              Exercise              Exercise
                                  Shares     Price      Shares     Price      Shares     Price
Outstanding - beginning of year    369,000      $3.78    369,000      $3.78    369,000      $3.78
  Granted                                -          -          -          -          -          -
  Exercised                              -          -          -          -          -          -
  Forfeited                              -          -          -          -          -          -
  Cancelled                              -          -          -          -          -          -
                                ---------- ---------- ---------- ---------- ---------- ----------

Outstanding - end of year          369,000      $3.78    369,000      $3.78    369,000      $3.78
                                ========== ========== ========== ========== ========== ==========


Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method. The per share weighted average fair value of the stock options granted during fiscal 2002 was $.25. The fair value of these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate 5.05 percent; dividend yield 6.56 percent; expected option life of 5 years; and expected volatility of 15 percent.

The Black-Scholes options pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect an option's fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005



NOTE 10 - NET INCOME PER SHARE
------------------------------

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock, as prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share". At June 1, 2007, options on all 369,000 shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. At June 1, 2006, the effect of options was computed on the 40,000 shares of common stock that were dilutive at that time. Options on the remaining 329,000 shares were antidilutive. At June 3, 2005 options on all 369,000 common shares were antidilutive. The following reconciles the information used to compute basic and diluted earnings per share:

                                                Average Common Stock Shares
                                                ---------------------------

                                              2007         2006         2005
                                          ----------- ------------ ------------

Basic weighted average shares outstanding  11,835,330   11,835,330   11,846,419
Effect of options                                   -          329            -
                                          ----------- ------------ ------------
                                           11,835,330   11,835,659   11,846,419
                                          =========== ============ ============


NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------------------------

The Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instruments, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclose value be realized in immediate settlement of the instrument.

The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity, generally less than three months, of these instruments.

The fair value of notes receivable is estimated by using a discount rate that approximates the current rate for comparable notes. At June 1, 2007 and June 2, 2006 the aggregate fair value was approximately $2,015,145 and $2,090,955 compared to a carrying amount of $1,716,756 and $1,770,428, respectively.

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005


NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -CONTINUED
--------------------------------------------------------------------------

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Rental expense was $443,752 in 2007, $354,261 in 2006 and $316,724 in 2005.

In August 2006, the Company entered into various operating lease agreements to replace aging route vans. The current annual obligation under this agreement is $109,713. Future minimum lease commitments for operating leases at June 1, 2007 were as follows:


                                              2008           $109,713
                                              2009            109,713
                                              2010            109,713
                                              2011            109,713
                                              2012             40,679


The Company leases its airplane to a major shareholder of the Company for approximately $20,000 per month. The lease provides for their personal use of the airplane for up to 100 flight hours per year and is for a term of one year with automatic renewal at the option of either party.

The Company had letters of credit in the amount of $2,668,846 outstanding at June 1, 2007 to support the Company's commercial self-insurance program. The Company pays a commitment fee of 0.50% to maintain the letters of credit.

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

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005



NOTE 13 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------

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

NOTE 14 - QUARTERLY RESULTS OF  OPERATIONS (UNAUDITED)
------------------------------------------------------

The following is a summary of the unaudited quarterly results of operations of the years ended June 1, 2007 and June 2, 2006.


                                                                    Per Share
                                                     Net Income    Net Income
                                        Net Sales       (Loss)       (Loss)
                                     --------------- ------------- -----------
Quarter
-------
2007
----
  First                                 $ 27,824,938   $  220,223     $  0.02
  Second                                  26,596,212     (239,128)      (0.02)
  Third                                   27,124,000      611,428        0.05
  Fourth                                  29,281,775      620,711        0.05
                                     --------------- ------------- -----------
       For the year                     $110,826,925   $1,213,234     $  0.10
                                     =============== ============= ===========

2006
----
  First                                 $ 26,031,836   $  (64,242)    $ (0.01)
  Second                                  25,430,115     (289,031)      (0.02)
  Third                                   26,819,759      490,297        0.04
  Fourth                                  28,264,986      151,912        0.01
                                     --------------- ------------- -----------
       For the year                     $106,546,696   $  288,936     $  0.02
                                     =============== ============= ===========

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005


NOTE 15 - SUPPLEMENTARY STATEMENT OF INCOME INFORMATION
-------------------------------------------------------

The following tabulation gives certain supplementary statement of income information for continuing operations for the years ended June 1, 2007, June 2, 2006 and June 3, 2005:

                                           2007          2006          2005
                                     -------------- ------------- -------------

Maintenance and repairs                  $6,394,349    $6,274,607    $6,036,556
Depreciation                              2,268,468     2,284,669     2,267,718
Payroll taxes                             2,312,079     2,341,678     2,379,888
Advertising costs                         6,030,702     5,970,393     5,503,641


Amounts for other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.

ITEM 9. -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal year ended June 1, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the fiscal year ended June 1, 2007, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods.

(b) Changes in Internal Controls

There has been no change in the Company's Internal Control over financial reporting that occurred during the year ending June 1, 2007 that has materially affective or is reasonably likely to materially affect the Company's Internal Control over financial reporting.


ITEM 9B. - OTHER INFORMATION

Not Applicable.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of information set forth under the caption Executive Officers of the Registrant and Its Subsidiary which appears in Part I of this Form 10-K on Page 6, the information required by this item is incorporated by reference to the sections entitled "Election of Directors," "Additional Information Concerning the Board of Directors," "Executive Compensation and Other Information," "Section 16(a) Beneficial Ownership Reporting Compliance", "Code of Conduct and Ethics" and "Corporate Governance" of the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders to be held September 20, 2007.


ITEM 11. - EXECUTIVE COMPENSATION

 The information required by this item is incorporated by reference to the sections entitled "Executive Compensation and Other Information" of the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders to be held September 20, 2007. See Item 5 of this Annual Report on Form 10-K for information concerning the Company's equity compensation plans.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance," of the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders to be held September 20, 2007.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
           INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled "Certain Transactions" and "Director Independence" of the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders to be held September 20, 2007.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES


The information required by this item is incorporated by reference to the section entitled "Independent Accountants" of the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders to be held September 20, 2007.


Prior to September 29, 2007, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                                     PART IV

                   ITEM 15.- EXHIBITS AND FINANCIAL STATEMENT
                                    SCHEDULES

   (a) 1. LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

Consolidated Balance Sheets -  June 1, 2007 and June 2, 2006

Consolidated Statements of Operations- Years ended June 1, 2007, June 2, 2006 and June 3, 2005

Consolidated Statements of Changes in Stockholders' Equity- Years ended June 1, 2007, June 2, 2006, and June 3, 2005

Consolidated Statements of Cash Flows- Years ended June 1, 2007, June 2, 2006 and June 3, 2005

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

GOLDEN ENTERPRISES, INC.

By /s/Patty Townsend                                           August 24, 2007
--------------------                                           ---------------
Patty Townsend                                                      Date
Vice President, Secretary and Principal Financial
Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                 Title                           Date
         ---------                 -----                           ----

/s/John S. Stein             Chairman of Board                 August 24, 2007
-------------------------
John  S. Stein


/s/Mark W. McCutcheon        Chief Executive                   August 24, 2007
-------------------------    Officer, President and Director
Mark W. McCutcheon


/s/Patty Townsend            Vice President, Secretary and     August 24, 2007
-------------------------    Principal Financial Officer
Patty Townsend


/s/F. Wayne Pate             Director                          August 24, 2007
-------------------------
F. Wayne Pate


/s/Edward R. Pascoe          Director                          August 24, 2007
-------------------------
Edward R. Pascoe


/s/John P. McKleroy, Jr.     Director                          August 24, 2007
-------------------------
John P. McKleroy, Jr.


/s/James I. Rotenstreich     Director                          August 24, 2007
-------------------------
James I. Rotenstreich


/s/John S.P. Samford         Director                          August 24, 2007
-------------------------
John S.P. Samford


/s/J. Wallace Nall, Jr.      Director                          August 24, 2007
-------------------------
J. Wallace Nall, Jr.


/s/Joann F. Bashinsky        Director                          August 24, 2007
-------------------------
Joann F. Bashinsky

                                   SCHEDULE II


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

     For the Fiscal Years Ended June 1, 2007, June 2, 2006 and June 3, 2005


                                                           Additions
                                       Balance at         Charged to                             Balance
                                        Beginning          Costs and                              at End
Allowance for Doubtful Accounts          of Year           Expenses           Deductions         of Year
----------------------------------    --------------     --------------     ---------------    -------------
Year ended June 3, 2005                 $185,000           $174,455            $202,988          $156,467
                                      ==============     ==============     ===============    =============

Year ended June 2, 2006                 $156,467            $23,676            $46,721           $133,422
                                      ==============     ==============     ===============    =============

Year ended June 1, 2007                 $133,422            $41,823            $62,330           $112,915
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

                                                                            Page
                                                                            ----

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

31.1  Certification  of Chief Executive  Officer  pursuant to Section 302 of
      the Sarbanes-Oxley Act of 2002.                                         52

31.2  Certification  of Chief Financial  Officer  pursuant to Section 302 of
      the Sarbanes-Oxley Act of 2002.                                         53

32.1  Certification  of Chief Executive  Officer  pursuant to Section 906 of
      the  Sarbanes-Oxley Act of 2002.                                        54

32.2  Certification  of Chief Financial  Officer  pursuant to Section 906 of
      the  Sarbanes-Oxley Act of 2002.                                        55

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