Form 10-Q
period 2007-08-31
GOLDEN ENTERPRISES INC
filed 2007-10-09
CIK 42228

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended August 31, 2007
                                                ---------------

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


                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

           DELAWARE                                              63-0250005

(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

        One Golden Flake Drive
         Birmingham, Alabama                                        35205
----------------------------------------                    --------------------
(Address of Principle Executive Offices)                          (Zip Code)

                                 (205) 458-7316
                                 ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ____  Accelerated filer ____  Non-accelerated filer__X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 28, 2007
                                                                 Outstanding at
             Class                                            September 28, 2007
             -----                                            ------------------
Common Stock, Par Value $0.66 2/3                                  11,835,234

                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.    FINANCIAL INFORMATION                                        Page No.

Item 1     Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
           August 31, 2007 (unaudited) and June 1, 2007                     3

           Condensed Consolidated Statements of Income (unaudited)
           Thirteen Weeks Ended August 31, 2007 and September 1, 2006       4

           Condensed Consolidated Statements of Cash Flows
           (unaudited)- Thirteen Weeks Ended August 31, 2007 and
           September 1, 2006                                                5

           Notes to Condensed Consolidated Financial
           Statements (unaudited)                                           7

           Report of Independent Registered Public Accounting Firm          9

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10

Item 3     Quantitative and Qualitative
           Disclosure About Market Risk                                    13

Item 4     Controls and Procedures                                         13

Part II.   OTHER INFORMATION                                               14

Item 1     Legal Proceedings                                               14

Item 1-A   Risk Factors                                                    14

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds     14

Item 3     Defaults Upon Senior Securities                                 15

Item 4     Submission of Matters to a Vote of Security Holders             15

Item 5     Other Information                                               15

Item 6     Exhibits                                                        15

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            (Unaudited)        (Audited)
                                             August 31,         June 1,
                                                2007             2007
                                           --------------   --------------
                                ASSETS
CURRENT ASSETS
 Cash and cash equivalents                 $     596,666    $     706,852
 Receivables, net                              7,802,878        8,458,427
 Notes receivable, current                        59,297           58,126
 Inventories:
  Raw materials and supplies                   1,251,865        1,340,389
  Finished goods                               2,828,858        3,035,285
                                           --------------   --------------
                                               4,080,723        4,375,674
                                           --------------   --------------

 Prepaid expenses                              2,103,866        1,622,900
 Deferred income taxes                           583,179          583,179
                                           --------------   --------------
  Total current assets                        15,226,609       15,805,158
                                           --------------   --------------

PROPERTY, PLANT AND EQUIPMENT                 12,731,026       12,956,633

OTHER ASSETS
 Long-term note receivable                     1,643,360        1,658,630
 Other assets                                  2,857,096        2,905,007
                                           --------------   --------------

                                           $  32,458,091    $  33,325,428
                                           ==============   ==============

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
 Checks outstanding in excess of bank
  balances                                 $   1,815,081    $   1,385,663
 Accounts payable                              2,855,543        3,760,499
 Accrued income taxes                            471,419          318,198
 Other accrued expenses                        4,689,888        5,060,758
 Salary continuation plan                        124,331          121,877
 Note payable - current                                -          270,625
 Line of credit outstanding                      264,712          622,950
                                           --------------   --------------

  Total current liabilities                   10,220,974       11,540,570
                                           --------------   --------------

LONG-TERM LIABILITIES
 Salary continuation plan                      1,562,479        1,582,437
 Deferred income taxes                           752,298          752,298
                                           --------------   --------------
Total long-term liabilities                    2,314,777        2,334,735
                                           --------------   --------------

STOCKHOLDER'S EQUITY
 Common stock - $.66-2/3 par value:
 Authorized 35,000,000 shares;
  issued 13,828,793 shares                     9,219,195        9,219,195
 Additional paid-in capital                    6,497,954        6,497,954
 Retained earnings                            14,883,086       14,410,568
                                           --------------   --------------
                                              30,600,235       30,127,717
 Less: Cost of common shares in treasury
  (1,993,559 at September 1, 2007
  and 1,993,463 at June 1, 2007)            (10,677,895)      (10,677,594)
                                           --------------   --------------

  Total stockholder's equity                  19,922,340       19,450,123
                                           --------------   --------------

   Total                                   $  32,458,091    $  33,325,428
                                           ==============   ==============

See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                          ----------------------------
                                            Thirteen        Thirteen
                                              Weeks          Weeks
                                              Ended          Ended
                                             8/31/07         9/1/06
                                          ----------------------------

Net sales                                 $ 28,394,228   $ 27,824,938
Cost of sales                               14,407,799     14,671,202
                                          -------------  -------------
Gross margin                                13,986,429     13,153,736

Selling, general and administrative
 expenses                                   12,681,882     12,800,024
                                          -------------  -------------

  Operating Income                           1,304,547        353,712
                                          -------------  -------------

Other income (expenses):
  Gain on sale of assets                        10,500          6,942
  Interest expense                            (32,743)       (53,569)
  Other income                                  52,733         41,950
                                          -------------  -------------

 Total other income (expenses)                  30,490        (4,677)
                                          -------------  -------------

 Income before income taxes                  1,335,037        349,035
 Income taxes                                  492,664        128,812
                                          -------------  -------------

 Net income                               $    842,373   $    220,223
                                          =============  =============

 PER SHARE OF COMMON STOCK
   Basic earnings                         $       0.07   $       0.02
   Diluted earnings                       $       0.07   $       0.02

 Weighted average number of common
  stock shares outstanding:
   Basic                                    11,835,288     11,835,330
   Diluted                                  11,835,288     11,835,330

 Cash dividends paid per share of
  common stock                            $     0.0313   $     0.0313

See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                           Thirteen          Thirteen
                                          Weeks Ended      Weeks Ended
                                           08/31/07          09/01/06
                                        ---------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Cash received from customers           $   29,049,777    $  28,058,565
 Interest income                                40,789           35,987
 Rental income                                   7,633            4,783
 Miscellaneous income                            4,311            1,180
 Cash paid to suppliers and employees      (14,611,733)     (13,056,609)
 Cash paid for operating expenses          (13,336,325)     (13,253,826)
 Income taxes (paid)/received                 (339,443)        (492,671)
 Interest expenses paid                        (32,743)         (53,569)
                                        ---------------   --------------
 Net cash from operating activities            782,266        1,243,840


CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property, plant and
  equipment                                   (348,449)        (339,490)
 Proceeds from sale of property, plant
  and equipment                                 11,500           10,700
 Collection of notes receivable                 14,099           13,019
                                        ---------------   --------------
 Net cash used in investing activities        (322,850)        (315,771)


CASH FLOWS FROM FINANCING ACTIVITIES

 Debt proceeds                               5,252,017        3,591,714
 Debt repayments                            (5,880,880)      (3,912,555)
 Change in checks outstanding in excess
  of bank balances                             429,418         (238,995)
 Cash dividends paid                          (369,856)        (369,856)
 Purchases of treasury shares                     (301)               -
                                        ---------------   --------------
 Net cash provided by financing
  activities                                  (569,602)        (929,692)


Net change in cash and cash equivalents       (110,186)          (1,623)
Cash and cash equivalents at beginning
 of period                                     706,852          321,627
                                        ---------------   --------------
Cash and cash equivalents at end of
 period                                 $      596,666    $     320,004
                                        ===============   ==============

See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

       RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES FOR THE THIRTY-NINE WEEKS ENDED AUGUST 31, 2007 AND SEPTEMBER 1, 2006


                                                  Thirteen       Thirteen
                                                    Weeks          Weeks
                                                    Ended          Ended
                                                   08/31/07      09/01/06
                                                 -----------   ------------

 Net Income                                      $  842,373    $   220,223
   Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation and amortization                      573,056        553,933
 Gain on sale of property and equipment             (10,500)        (6,942)

Changes in operating assets and liabilities:
 Change in receivables - net                        655,549        233,627
 Change in inventories                              294,951        181,643
 Change in prepaid expenses                        (480,966)      (615,974)
 Change in other assets                              47,911        117,975
 Change in accounts payable                        (904,956)     1,042,782
 Change in accrued expenses                        (370,869)      (102,993)
 Change in salary continuation                      (17,504)       (16,575)
 Change in accrued income taxes                     153,221       (363,859)
                                                 -----------   ------------

 Net cash provided by operating activities       $  782,266    $ 1,243,840
                                                 ===========   ============

See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements of Golden Enterprises, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Golden Enterprises, Inc. and subsidiary ("the Company") Annual Report on Form 10-K for year ended June 1, 2007.

2. The consolidated results of operations for the thirteen weeks ended August 31, 2007 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 30, 2008.

3. The following tables summarize the prepaid assets accounts at August 31, 2007 and September 1, 2006:

                                    Prepaid Breakdown


                                       August 31, 2007        September 1, 2006
                                      -----------------      -------------------

     Truck Shop Supplies               $       694,622        $         686,045
     Insurance Deposit                         227,640                  227,640
     Slotting Fees                             218,292                  191,949
     Deferred Advertising Fees                 617,625                  592,498
     Prepaid Insurance                         194,367                  336,516
     Prepaid Taxes/Licenses                    116,092                  122,322
     Prepaid Dues/Supplies                       6,872                   36,919
     Other                                      28,356                   30,544
                                      -----------------      -------------------

                                       $     2,103,866        $       2,224,433
                                      =================      ===================

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

6. In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting For Uncertainty in Income Taxes - an Interpretation of FASB Statement 109", (FIN 48). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 was adopted in the current period and it did not have a material impact on the current period financial position, results of operations or cash flows.

7. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirty-nine weeks ended August 31, 2007 and September 1, 2006:

                                                        Thirteen      Thirteen
                                                          Weeks         Weeks
                                                          Ended         Ended
                                                        08/31/07       09/01/06
                                                      --------------------------

Weighted average number of common shares used in       11,835,288    11,835,330
 computing basic earnings per share
Effect of dilutive stock options                                0             0
                                                      ------------  ------------

Weighted average number of common shares and dilutive
 potential common stock used in computing dilutive
 earnings per share                                    11,835,288    11,835,330
                                                      ============  ============

Stock options excluded from the above reconciliation
 because they are anti-dilutive                           369,000       369,000
                                                      ============  ============

8. The Company's note payable was paid in full during the thirteen weeks ended August 31, 2007.

9. The Company has a letter of credit in the amount of $2,668,846 outstanding at August 31, 2007, compared to $2,668,846 at September 1, 2006. The letter of credit supports the Company's commercial self-insurance program.

10. The Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt as of August 31, 2007 was $264,712 with an interest rate of 8.25%, leaving the Company with $1,735,288 of credit availability. The Company's line-of-credit debt as of September 1, 2006 was $171,460 with an interest rate of 8.25%, leaving the Company with $1,828,540 of credit availability.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of August 31, 2007 and the related interim consolidated statements of income and cash flows for the thirteen week period then ended. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 1, 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fiscal year then ended (not presented herein), and in our report dated July 31, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 1, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.






Birmingham, Alabama
October 4, 2007                        DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

                                     ITEM 2
                                     ------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. This discussion should be read in conjunction with our recent SEC filings, including Form 10-K for the year ended June 1, 2007. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Future events and their effects cannot be determined with absolute certainty. Therefore, management's determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates including those considered significant and discussed in detail in Form 10-K for the year ended June 1, 2007. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

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

The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed through the independent distributors and approximately 429 route representatives who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.


OTHER MATTERS

Transactions with related parties, reported in Note 12 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for fiscal year ended June 1, 2007, are conducted on an arm's-length basis in the ordinary course of business.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital was $4,264,588 at June 1, 2007 and $5,005,635 at the end of the first quarter. Net cash provided by operating activities amounted to $782,266 for the thirteen weeks ended August 31, 2007 compared to $1,243,840 for the same period last year.

Cash dividends of $369,856 were paid during this year's first quarter compared to $369,856 last year. Cash was used to purchase 96 shares of treasury stock this quarter in the amount of $301. The Company's current ratio was 1.49 to 1.00 at August 31, 2007.

Accounts Receivable and Allowance for Doubtful Accounts

At August 31, 2007 and June 1, 2007 the Company had accounts receivables in the amount of $7,802,878 and $8,458,427, net of an allowance for doubtful accounts of $70,000 and $112,915, respectively. The Company purchased credit insurance for accounts receivable during the thirteen weeks which reduced allowance for doubtful accounts to $70,000. Without credit insurance, the allowance for doubtful accounts would have been $96,316 compared to $112,915 last year.

The following table summarizes the Company's customer accounts receivable profile as of August 31, 2007:

          Amount Range                      No. of Customers
          ------------                      ----------------

    Less than $1,000.00                                1,242
    $1,001.00-$10,000.00                                 535
    $10,001.00-$100,000.00                               112
    $100,001.00-$500,000.00                                8
    $500,001.00-$1,000,000.00                              1
    $1,000,001.00-$2,500,000.00                            0
                                                       -----

    Total All Accounts                                 1,898
                                                       =====


The following table summarizes the significant contractual obligations of the Company as of August 31, 2007:

Contractual
 Obligations           Total       Current     2-3 Years   4-5 Years  Thereafter
------------        ------------  ----------  ----------  ----------  ----------
Vehicle Lease       $   461,247   $ 109,713   $ 219,427   $ 132,107   $       -
Salary Continuation
 Plan                 1,686,810     124,331     280,476     328,967     953,036
                    ------------  ----------  ----------  ----------  ----------
Total Contractual
 Obligations        $ 2,148,057   $ 234,044   $ 499,903   $ 461,074   $ 953,036
                    ============  ==========  ==========  ==========  ==========

Other Commitments

Available   cash,   cash  from   operations  and  available   credit  under  the
line-of-credit   are  expected  to  be  sufficient  to  meet   anticipated  cash
expenditures and normal operating requirements for the foreseeable future.

OPERATING RESULTS

For the thirteen weeks ended August 31, 2007, net sales increased 2.0% from the comparable period in fiscal 2007. This year's first quarter cost of sales was 50.7% of net sales compared to 52.7% for last year's first quarter. This year's first quarter, selling, general, and administrative expenses were 44.7% of net sales compared to 46.0% for last year's first quarter.

The following tables compare manufactured products to resale products:

                Manufactured Products-Resale Products

                               Thirteen Weeks Ended    Thirteen Weeks Ended
                                   August 31, 2007       September 1, 2006
Sales                                           %                       %
Manufactured Products          $ 22,933,096    80.8%   $ 22,241,872    79.9%
Resale Products                   5,461,132    19.2%      5,583,066    20.1%
                               ------------- -------   ------------- -------
Total                          $ 28,394,228   100.0%   $ 27,824,938   100.0%
                               ============= =======   ============= =======


Gross Margin                                    %                       %
Manufactured Products          $ 12,210,069    53.2%   $ 10,672,078    48.0%
Resale Products                   1,776,360    32.5%     2,481,658     44.4%
                               ------------- -------   ------------- -------
Total                          $ 13,986,429    49.3%   $ 13,153,736    47.3%
                               ============= =======   ============= =======

The Company's gain on sales of assets for the thirteen weeks ended August 31, 2007 in the amount of $10,500 was from the sale of used transportation equipment.

For last year's thirteen weeks the gain on sale of assets was $6,942 from the sale of used equipment for cash.

The Company's effective tax rate for the first quarter was 36.9% compared to 36.9% for the last year's first quarter.

MARKET RISK

The principal market's risks (i.e., the risk of loss arising from adverse changes in market rates and prices), to which the Company is exposed, are interest rates on its bank loans, and commodity prices affecting the cost of its raw materials.

Included in the Company's cash and cash equivalents are short-term marketable securities. Presently, these are variable rate money market mutual funds. Assuming August 31, 2007 variable rate investment levels and a one-point change in interest rates would impact interest income by $3,254 on an annual basis.

The Company is subject to market risk with respect to commodities because its ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates. The Company purchases its raw materials on the open market and under contract through brokers or directly from growers. Future contracts have been used occasionally to hedge immaterial amounts of commodity purchases, but none are presently being used.

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

                                     ITEM 3
                                     ------

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK

Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk beginning on page 12.

                                     ITEM 4
                                     ------

                             CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in accumulating and communicating such information to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the Company's first fiscal quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

                            PART II OTHER INFORMATION

                                     ITEM 1
                                     ------

                                LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company or its subsidiary other than routine litigation incidental to the business of the Company and its subsidiary.

                                    ITEM 1-A
                                    --------

                                  RISK FACTORS

There are no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

                                     ITEM 2
                                     ------

                     UNREGISTERED SALES OF EQUITY SECURITIES
                               AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this report.

Registrant Purchases of Equity Securities.

Cash was used to purchase 96 shares of treasury stock this year in the amount of $301.

ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------
Period                                         (c) Total
                                                Number of
                                                 Shares      (d) Maximum Number
                                               (or Units)     (or Approximate
                                              Purchased as    Dollar Value) of
                      (a) Total                 Part of       Shares (or Units)
                      Number of  (b) Average    Publicly       that May Yet Be
                        Shares    Price Paid    Announced      Purchased Under
                      (or Units)   per Share    Plans or          the Plans
                      Purchased    (or Unit)    Programs         or Programs
--------------------------------------------------------------------------------
Month #1
June 1 to June 30
--------------------------------------------------------------------------------
Month #2
July 1 to July 31         96         3.130                          $301
--------------------------------------------------------------------------------
Month #3
August 1 to August 31
--------------------------------------------------------------------------------

Total                     96         3.130                          $301
--------------------------------------------------------------------------------

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

     Dated: October 9, 2007                       /s/ Mark W. McCutcheon
            ---------------                       ----------------------
                                                  Mark W. McCutcheon
                                                  President and
                                                  Chief Executive Officer

     Dated: October 9, 2007                       /s/ Patty Townsend
            ---------------                       ------------------
                                                  Patty Townsend
                                                  Vice-President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)