Form 10-Q
period 2007-11-30
GOLDEN ENTERPRISES INC
filed 2008-01-14
CIK 42228

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the quarterly (twenty-six weeks) period ended November 30, 2007

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                   to
                          ---------------------------------------------

Commission file number                        0-4339
                          ---------------------------------------------


                            GOLDEN ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                                 63-0250005

  (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

  One Golden Flake Drive
  Birmingham, Alabama                                     35205
  ---------------------------------              ------------------------
  (Address of Principle Executive                      (Zip Code)
              Offices)

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
Large accelerated filer    Accelerated filer   Non-accelerated X
                      -----                -----             -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( )  No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2007
                                                       Outstanding at
             Class                                    December 31, 2007
             -----                                    -----------------
Common Stock, Par Value $0.66                            11,816,752
2/3

                              GOLDEN ENTERPRISES, INC.
                                       INDEX

Part I.      FINANCIAL INFORMATION                                      Page No.
Item 1       Financial Statements (unaudited)
             Condensed Consolidated Balance Sheets
             November 30, 2007 (unaudited) and June 1, 2007                3
             Condensed Consolidated Statements of Income (unaudited)
             Thirteen Weeks and Twenty-Six Weeks Ended November 30,
              2007 and December 1, 2006                                    4
             Condensed Consolidated Statements of Cash Flows
             (unaudited)- Twenty-Six Weeks Ended November 30, 2007 and
              December 1, 2006                                             5
             Notes to Condensed Consolidated Financial
             Statements (unaudited)                                        7
             Report of Independent Registered Public Accounting Firm       9
Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10
Item 3       Quantitative and Qualitative
             Disclosure About Market Risk                                  13
Item 4       Controls and Procedures                                       14
Part II.     OTHER INFORMATION                                             14
Item 1       Legal Proceedings                                             14
Item 1-A     Risk Factors                                                  14
Item 2       Unregistered Sales of Equity Securities and Use of
              Proceeds                                                     14
Item 3       Defaults Upon Senior Securities                               15
Item 4       Submission of Matters to a Vote of Security Holders           15
Item 5       Other Information                                             16
Item 6       Exhibits                                                      16

                    PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS
               GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                       (Unaudited)        (Audited)
                                                                       November 30,        June 1,
                                                                               2007                2007
                                                                       ------------    ----------------
                                                ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                            $     657,033   $         706,852
 Receivables, net                                                         7,652,396           8,458,427
 Notes receivable, current                                                   60,490              58,126
 Inventories:
  Raw materials and supplies                                              1,742,620           1,340,389
  Finished goods                                                          3,019,417           3,035,285
                                                                       ------------    ----------------
                                                                          4,762,037           4,375,674
                                                                       ------------    ----------------

 Prepaid expenses                                                         1,765,583           1,622,900
 Deferred income taxes                                                      583,179             583,179
                                                                       ------------    ----------------
  Total current assets                                                   15,480,718          15,805,158
                                                                       ------------    ----------------

PROPERTY, PLANT AND EQUIPMENT                                            12,771,644          12,956,633

OTHER ASSETS
 Long-term note receivable                                                1,627,779           1,658,630
 Other assets                                                             2,860,626           2,905,007
                                                                       ------------    ----------------

   Total                                                              $  32,740,767   $      33,325,428
                                                                       ============    ================

CURRENT LIABILITIES
 Checks outstanding in excess of bank balances                        $   1,615,637   $       1,385,663
 Accounts payable                                                         3,446,766           3,760,499
 Accrued income taxes                                                       171,685             318,198
 Other accrued expenses                                                   4,574,149           5,060,758
 Salary continuation plan                                                   126,834             121,877
 Note payable - current                                                           -             270,625
 Line of credit outstanding                                                 812,562             622,950
                                                                       ------------    ----------------

  Total current liabilities                                              10,747,633          11,540,570
                                                                       ------------    ----------------

LONG-TERM LIABILITIES
 Salary continuation plan                                                 1,541,876           1,582,437
 Deferred income taxes                                                      752,298             752,298
                                                                       ------------    ----------------

  Total long-term liabilities                                             2,294,174           2,334,735
                                                                       ------------    ----------------

STOCKHOLDER'S EQUITY
 Common stock - $.66-2/3 par value:
 35,000,000 shares authorized
 Issued 13,828,793 shares                                                 9,219,195           9,219,195
 Additional paid-in capital                                               6,497,954           6,497,954
 Retained earnings                                                       14,708,558          14,410,568
                                                                       ------------    ----------------
                                                                         30,425,707          30,127,717
 Less: Cost of common shares in treasury (2,009,695 at November 30,
  2007
  and 1,993,463 at June 1, 2007)                                       (10,726,747)        (10,677,594)
                                                                       ------------    ----------------

  Total stockholder's equity                                             19,698,960          19,450,123
                                                                       ------------    ----------------

   Total                                                              $  32,740,767   $      33,325,428
                                                                       ============    ================

See Accompanying Notes to Condensed Consolidated Financial Statements

                          GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                       Thirteen        Thirteen      Twenty-Six       Twenty-Six
                                         Weeks          Weeks           Weeks           Weeks
                                         Ended          Ended           Ended           Ended
                                       11/30/07        12/01/06       11/30/07         12/01/06
                                   ---------------- -------------- --------------- ----------------

Net sales                           $   27,504,759  $  26,596,212  $   55,898,987  $    54,421,150
Cost of sales                           14,213,757     14,235,696      28,621,556       28,906,898
                                    --------------- -------------- --------------- ----------------
Gross margin                            13,291,002     12,360,516      27,277,431       25,514,252

Selling, general and administrative
 expenses                               12,986,925     12,756,527      25,668,807       25,556,551
                                    --------------- -------------- --------------- ----------------
  Operating income (loss)                  304,077       (396,011)      1,608,624          (42,299)
                                    --------------- -------------- --------------- ----------------

Other income (expenses):
  Gain on sale of assets                    34,245         28,968          44,745           35,910
  Interest expense                         (42,175)       (65,593)        (74,918)        (119,162)
  Other income                              47,393         53,663         100,126           95,613
                                    --------------- -------------- --------------- ----------------
 Total other income                         39,463         17,038          69,953           12,361
                                    --------------- -------------- --------------- ----------------

 Income (loss) before income taxes         343,540       (378,973)      1,678,577          (29,938)
 Income taxes                              148,215       (139,845)        640,879          (11,033)
                                    --------------- -------------- --------------- ----------------
 Net income (loss)                  $      195,325  $    (239,128) $    1,037,698  $       (18,905)
                                    =============== ============== =============== ================

 PER SHARE OF COMMON STOCK
  Basic earnings                    $         0.02  $       (0.02) $         0.09  $             -
  Diluted earnings                  $         0.02  $       (0.02) $         0.09  $             -

 Weighted average number of common
  stock share outstanding:
  Basic                                 11,825,742     11,835,330      11,830,515       11,835,330
  Diluted                               11,825,742     11,835,330      11,830,515       11,835,330

 Cash dividends paid per share of
  common stock                      $       0.0313  $      0.0313  $       0.0626  $        0.0626


See Accompanying Notes to Condensed Consolidated Financial Statements

                         GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            Twenty-Six       Twenty-Six
                                                            Weeks Ended      Weeks Ended
                                                             11/30/07         12/01/06
                                                          ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Cash received from customers                            $     56,705,018 $     55,193,626
 Interest income                                                   76,396           71,403
 Rental income                                                     16,924           20,135
 Miscellaneous income                                               6,806            4,075
 Cash paid to suppliers & employees                          (28,513,530)     (28,462,413)
 Cash paid for operating expenses                            (25,957,638)     (25,301,140)
 Income taxes (paid)/received                                   (787,392)        (492,671)
 Interest expenses paid                                          (74,918)        (119,162)
                                                          ---------------  ---------------
 Net cash from operating activities                             1,471,666          913,853


CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property, plant and equipment                      (957,016)        (683,221)
 Proceeds from sale of property, plant and equipment               46,945           50,049
 Collection of notes receivable                                    28,487           26,301
                                                          ---------------  ---------------
 Net cash used in investing activities                          (881,584)        (606,871)


CASH FLOWS FROM FINANCING ACTIVITIES

 Debt proceeds                                                 13,469,903        9,997,205
 Debt repayments                                             (13,550,916)      (9,199,783)
 Change in checks outstanding in excess of bank
  balances                                                        229,974        (114,852)
 Cash dividends paid                                            (739,709)        (739,712)
 Purchases of treasury shares                                    (49,153)                -
                                                          ---------------  ---------------
 Net cash used in financing activities                          (639,901)         (57,142)


Net change in cash and cash equivalents                          (49,819)          249,840
Cash and cash equivalents at beginning of period                  706,852          321,627
                                                          ---------------  ---------------
Cash and cash equivalents at end of period               $        657,033 $        571,467
                                                          ===============  ===============

See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

             RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
           FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 30, 2007 AND DECEMBER 1, 2006



                                                       Twenty-Six        Twenty-Six
                                                       Weeks Ended      Weeks Ended
                                                        11/30/07          12/01/06
                                                     ---------------   --------------

Net Income                                          $      1,037,698  $      (18,905)
  Adjustments to reconcile net income to net cash
   provided by
 operating activities:
Depreciation and amortization                              1,139,806        1,116,050
Gain on sale of property and equipment                      (44,745)         (35,910)


Change in receivables - net                                  806,031          772,476
Change in inventories                                      (386,363)        (668,919)
Change in prepaid expenses                                 (142,683)        (219,866)
Change in other assets                                        44,381          123,833
Change in accounts payable                                 (313,733)          322,524
Change in accrued expenses                                 (486,609)           59,955
Change in salary continuation                               (35,604)         (33,681)
Change in accrued income taxes                             (146,513)        (503,704)
                                                     ---------------   --------------

Net cash provided by operating activities           $      1,471,666  $       913,853
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

2. The consolidated results of operations for the twenty-six weeks ended November 30, 2007 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 30, 2008.

3. The following tables summarize the prepaid assets accounts at November 30, 2007 and December 1, 2006:

                              Prepaid Breakdown




                                November 30, 2007    December 1, 2006
                                ------------------   -----------------

Truck Shop Supplies            $           688,263  $          683,195
Insurance Deposit                          187,980             227,640
Slotting Fees                              123,967             160,450
Deferred Advertising Fees                  411,750             394,996
Prepaid Insurance                          185,452             177,292
Prepaid Taxes/Licenses                     144,960             130,439
Prepaid Dues/Supplies                        3,929              33,562
Other                                       19,282              20,751
                                ------------------   -----------------

                               $         1,765,583  $        1,828,325
                                ==================   =================

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

7. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the twenty-six weeks ended November 30, 2007 and December 1, 2006:


                                                     ---------------------------
                                                       Twenty-Six    Twenty-Six
                                                      Weeks Ended   Weeks Ended
                                                        11/30/07      12/01/06
                                                     ---------------------------

Weighted average number of common shares used in
 computing basic                                         11,830,515   11,835,330
  earnings per share
Effect of dilutive stock options                                  0            0
                                                     -------------- ------------

Weighted average number of common shares and dilutive
 potential
  common stock used in computing dilutive earnings
   per share                                             11,830,515   11,835,330
                                                     ============== ============

Stock options excluded from the above reconciliation
 because they are
  anti-dilutive                                             369,000      369,000
                                                     ============== ============


8. The Company has a letter of credit in the amount of $2,314,857 outstanding at November 30, 2007, compared to $2,668,846 at December 1, 2006. The letter of credit supports the Company's commercial self-insurance program.

9. The Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt as of November 30, 2007 was $812,562 with an interest rate of 7.75%, leaving the Company with $1,187,438 of credit availability. The Company's line-of-credit debt as of December 1, 2006 was $1,471,363 with an interest rate of 8.25%, leaving the Company with $528,637 of credit availability.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have reviewed the accompanying interim consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of November 30, 2007 and the related interim consolidated statements of income and cash flows for the twenty-six week period then ended. These financial statements are the responsibility of the Company's management.

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


 Birmingham, Alabama
 January 10, 2008                   DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital was $4,264,588 at June 1, 2007 and $4,733,085 at the end of the second quarter. Net cash provided by operating activities amounted to $1,471,666 for the twenty-six weeks ended November 30, 2007 compared to $913,853 for the same period last year.

Cash dividends of $369,853 were paid during this year's second quarter compared to $369,856 last year. Cash was used to purchase 16,136 shares of treasury stock this quarter in the amount of $48,852. The Company's current ratio was 1.44 to
1.00 at November 30, 2007 compared to 1.30 to 1.00 at December 1, 2006.

Accounts Receivable and Allowance for Doubtful Accounts

At November 30, 2007 and June 1, 2007 the Company had accounts receivables in the amount of $7,652,396 and $8,458,427, net of an allowance for doubtful accounts of $70,000 and $112,915, respectively. The Company purchased credit insurance for accounts receivable during the thirteen weeks which reduced allowance for doubtful accounts to $70,000. Without credit insurance, the allowance for doubtful accounts would have been $98,553 compared to $112,915 last year.

The following table summarizes the Company's customer accounts receivable profile as of November 30, 2007:

                  Amount Range                     No. of Customers
                  ------------                     ----------------

Less than $1,000.00                                           1,201
$1,001.00-$10,000.00                                            524
$10,001.00-$100,000.00                                          109
$100,001.00-$500,000.00                                           8
$500,001.00-$1,000,000.00                                         1
$1,000,001.00-$2,500,000.00                                       0
                                                 ------------------

Total All Accounts                                            1,843
                                                 ==================

The following table summarizes the significant contractual obligations of the Company as of November 30, 2007:


Contractual Obligations           Total         Current       2-3 Years       4-5 Years      Thereafter
------------------------------ ------------  -------------  --------------  -------------  ---------------
Vehicle Leases                 $  1,094,150  $     256,048  $      488,560  $     349,542  $             -
Salary Continuation Plan          1,668,710        126,834         286,123        335,590          920,163
                               ------------  -------------  --------------  -------------  ---------------
Total Contractual Obligations  $  2,762,860  $     382,882  $      774,683  $     685,132  $       920,163
                               ============  =============  ==============  =============  ===============

Other Commitments

Available   cash,   cash  from   operations  and  available   credit  under  the
line-of-credit   are  expected  to  be  sufficient  to  meet   anticipated  cash
expenditures and normal operating requirements for the foreseeable future.

OPERATING RESULTS

For the thirteen weeks ended November 30, 2007, net sales increased 3.4% from the comparable period in fiscal 2007. For the twenty-six weeks ended November 30, 2007, net sales increased 2.7% from the comparable period in fiscal 2007. This year's second quarter cost of sales was 51.7% of net sales compared to 53.5% for last year's second quarter. This year's second quarter, selling, general, and administrative expenses were 47.2% of net sales compared to 48.0% for last year's second quarter. This year's year to date, selling, general and administrative expenses were 45.9% of net sales compared to 47.0% for last year's year to date.

The following tables compare manufactured products to resale products:

                                        Manufactured Products-Resale Products

                                  Thirteen Weeks Ended       Thirteen Weeks
                                                                   Ended
                               November 30, 2007            December 1, 2006
Sales                                                    %                              %
Manufactured Products          $     22,147,538      80.5%  $     21,230,021        79.8%
Resale Products                       5,357,221      19.5%         5,366,191        20.2%
                               ---------------- ----------  ----------------  -----------
Total                          $     27,504,759     100.0%  $     26,596,212       100.0%
                               ================ ==========  ================  ===========


Gross Margin                                             %                              %
Manufactured Products          $     11,592,903      52.3%  $     10,017,471        47.2%
Resale Products                       1,698,099      31.7%         2,343,045        43.7%
                               ---------------- ----------  ----------------  -----------
Total                          $     13,291,002      48.3%  $     12,360,516        46.5%
                               ================ ==========  ================  ===========


                                 Twenty-Six Weeks Ended        Twenty-Six Weeks Ended
                               November 30, 2007            December 1, 2006
Sales                                                    %                              %
Manufactured Products          $     45,080,534      80.6%  $     43,471,893        79.9%
Resale Products                      10,818,453      19.4%        10,949,257        20.1%
                               ---------------- ----------  ----------------  -----------
Total                          $     55,898,987     100.0%  $     54,421,150       100.0%
                               ================ ==========  ================  ===========


Gross Margin                                             %                              %
Manufactured Products          $     23,802,650      52.8%  $     20,689,550        47.6%
Resale Products                       3,474,781      32.1%         4,824,702        44.1%
                               ---------------- ----------  ----------------  -----------
Total                          $     27,277,431      48.8%  $     25,514,252        46.9%
                               ================ ==========  ================  ===========


The Company's gain on sales of assets for the thirteen weeks ended November 30, 2007 in the amount of $34,245 was from the sale of used transportation equipment for cash.

For last year's thirteen weeks, the gain on sale of assets was $28,968 from the sale of used equipment for cash.

The Company's effective tax rate for the thirteen weeks was 43.1% compared to -36.9% for the last year's thirteen weeks and 38.2% for the twenty-six weeks this year and -36.9% last year.


MARKET RISK

The principal market's risks (i.e., the risk of loss arising from adverse changes in market rates and prices), to which the Company is exposed, are interest rates on its bank loans, and commodity prices affecting the cost of its raw materials.

Included in the Company's cash and cash equivalents are short-term marketable securities. Presently, these are variable rate money market mutual funds.
Assuming November 30, 2007 variable rate investment levels and a one-point change in interest rates would impact interest income by $4,042 on an annual basis.

The Company is subject to market risk with respect to commodities because its ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates. Commodity prices are projected to reach record highs in 2008 which will have an effect on both manufacturing and distribution costs. The Company purchases its raw materials on the open market and under contract through brokers or directly from growers. Future contracts have been used occasionally to hedge immaterial amounts of commodity purchases, but none are presently being used.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the Company's second fiscal quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.


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

Registrant Purchases of Equity Securities.

Cash was used to purchase 16,136 shares of treasury stock for the quarterly period ended November 30, 2007 in the amount of $48,360. In addition, commission fees in the sum of $492 were paid to the broker.

Period                        (a) Total   (b) Average Price    (c) Total     (d) Maximum Number
                              Number of     Paid per Share     Number of       (or Approximate
                                Shares         (or Unit)         Shares       Dollar Value) of
                             (or Units)                       (or Units)      Shares (or Units)
                               Purchased                      Purchased as     that May Yet Be
                                                                Part of      Purchased Under the
                                                                Publicly      Plans or Programs
                                                               Announced
                                                                Plans or
                                                                Programs
---------------------------- ------------ ------------------ -------------- ---------------------
Month #1
Sept. 1 to Sept. 30,                1,396              $3.00
---------------------------- ------------ ------------------ -------------- ---------------------
Month #2
October 1 to October 31            13,341              $3.00
---------------------------- ------------ ------------------ -------------- ---------------------
Month #3
November 1 to November 30           1,399              $3.00
---------------------------- ------------ ------------------ -------------- ---------------------

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

                                     ITEM 4
                                     ------

                            SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

      Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Golden Enterprises, Inc. was held on September 20, 2007.

(b)  All director nominees were elected.

(c)  The following is a tabulation of the voting for the election of Directors:

                              ELECTION OF DIRECTORS

                    Names                     Votes For          Votes Withheld

         John S. Stein                        9,823,413                 467,572
         Edward R. Pascoe                    10,210,420                  80,565
         John P. McKleroy, Jr.                9,880,657                 410,328
         James I. Rotenstreich               10,211,320                  79,665
         John S.P. Samford                   10,244,412                  46,573
         J. Wallace Nall, Jr.                 9,857,084                 433,901
         F. Wayne Pate                        9,823,489                 467,496
         Joann F. Bashinsky                   9,825,765                 465,220
         Mark W. McCutcheon                   9,927,260                 363,725

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


10.5 Indemnity Agreement executed by and between the Company and F. Wayne Pate (incorporated by reference as Exhibit 19.3 to Golden Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).


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


(31) Certifications


3 1.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.


31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.


32. 1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002,



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

       Dated: January 11, 2008                  /s/Mark W. McCutcheon
              ----------------                  ---------------------
                                                Mark W. McCutcheon
                                                President and
                                                Chief Executive Officer


       Dated:  January 11, 2008                 /s/ Patty Townsend
               ----------------                 ------------------
                                                Patty Townsend
                                                Vice-President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)