Form 10-Q
period 2008-02-29
GOLDEN ENTERPRISES INC
filed 2008-04-11
CIK 42228

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen and thirty-nine weeks) period ended
February 29, 2008
-----------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               -------------------------------------------------

Commission file number                                 0-4339
                               -------------------------------------------------


                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

             DELAWARE                                       63-0250005

 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification No.)

One Golden Flake Drive
Birmingham, Alabama                                              35205
------------------------------------------------           ---------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated filer  Accelerated filer     Non-accelerated filer X
                            ---                ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2008 Outstanding at

        Class                                    March 31, 2008
        -----                                    --------------
Common Stock, Par Value $0.66 2/3                  11,788,907

                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.              FINANCIAL INFORMATION                                                          Page No.

Item 1               Financial Statements (unaudited)

                     Condensed Consolidated Balance Sheets
                     February 29, 2008 (unaudited) and June 1, 2007                                     3

                     Condensed Consolidated Statements of Income (unaudited)
                     Thirteen Weeks and Thirty-Nine  Weeks Ended February 29, 2008 and March            4
                     2, 2007

                     Condensed Consolidated Statements of Cash Flows
                     (unaudited)- Thirty-Nine Weeks Ended February 29, 2008 and March 2,
                     2007                                                                               5

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                                                             7

                     Report of Independent Registered Public Accounting Firm                            9

Item 2               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                               10

Item 3               Quantitative and Qualitative
                     Disclosure About Market Risk                                                      13

Item 4               Controls and Procedures                                                           13

Part II.             OTHER INFORMATION                                                                 14

Item 1               Legal Proceedings                                                                 14

Item 1-A             Risk Factors                                                                      14

Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                       14

Item 3               Defaults Upon Senior Securities                                                   15

Item 4               Submission of Matters to a Vote of Security Holders                               15

Item 5               Other Information                                                                 15

Item 6               Exhibits                                                                          15

                               PART I. FINANCIAL INFORMATION
                                ITEM 1. FINANCIAL STATEMENTS
                          GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              (Unaudited)    (Audited)
                                                                                              February 29,    June 1,
                                                                                                 2008          2007
                                                                                              ------------  ------------
                                                         ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                                   $    228,966  $    706,852
 Receivables, net                                                                               7,390,468     8,458,427
 Notes receivable, current                                                                         61,708        58,126
 Inventories:
  Raw materials and supplies                                                                    1,447,579     1,340,389
  Finished goods                                                                                2,892,465     3,035,285
                                                                                              ------------  ------------
                                                                                                4,340,044     4,375,674
                                                                                              ------------  ------------

 Prepaid expenses                                                                               2,143,987     1,622,900
 Deferred income taxes                                                                            583,179       583,179
                                                                                              ------------  ------------
  Total current assets                                                                         14,748,352    15,805,158
                                                                                              ------------  ------------

PROPERTY, PLANT AND EQUIPMENT                                                                  12,970,578    12,956,633

OTHER ASSETS
 Long-term note receivable                                                                      1,611,888     1,658,630
 Other assets                                                                                   2,930,288     2,905,007
                                                                                              ------------  ------------

   Total                                                                                     $ 32,261,106  $ 33,325,428
                                                                                              ============  ============

CURRENT LIABILITIES
 Checks outstanding in excess of bank balances                                               $  1,290,607  $  1,385,663
 Accounts payable                                                                               2,658,842     3,760,499
 Accrued income taxes                                                                                   -       318,198
 Other accrued expenses                                                                         4,669,356     5,060,758
 Salary continuation plan                                                                         129,388       121,877
 Note payable - current                                                                                 -       270,625
 Line of credit outstanding                                                                     1,995,076       622,950
                                                                                              ------------  ------------

  Total current liabilities                                                                    10,743,269    11,540,570
                                                                                              ------------  ------------

LONG-TERM LIABILITIES
 Salary continuation plan                                                                       1,520,615     1,582,437
 Deferred income taxes                                                                            752,298       752,298
                                                                                              ------------  ------------

  Total long-term liabilities                                                                   2,272,913     2,334,735
                                                                                              ------------  ------------

STOCKHOLDER'S EQUITY
 Common stock - $.66-2/3 par value:
 35,000,000 shares authorized
 Issued 13,828,793 shares                                                                       9,219,195     9,219,195
 Additional paid-in capital                                                                     6,497,954     6,497,954
 Retained earnings                                                                             14,312,710    14,410,568
                                                                                              ------------  ------------
                                                                                               30,029,859    30,127,717
 Less: Cost of common shares in treasury (2,029,860 at February 29, 2008
  and 1,993,463 at June 1, 2007)                                                              (10,784,935)  (10,677,594)
                                                                                              ------------  ------------

  Total stockholder's equity                                                                   19,244,924    19,450,123
                                                                                              ------------  ------------

   Total                                                                                     $ 32,261,106  $ 33,325,428
                                                                                              ============  ============

See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                       Thirteen     Thirteen   Thirty-Nine  Thirty-Nine
                                                                        Weeks        Weeks        Weeks        Weeks
                                                                        Ended        Ended        Ended        Ended
                                                                       2/29/08       3/2/07      2/29/08       3/2/07
                                                                    ------------- ------------ ------------ ------------

Net sales                                                            $27,633,971  $27,124,000  $83,532,958  $81,545,150
Cost of sales                                                         14,797,878   14,099,930   43,419,434   43,006,828
                                                                     ------------ ------------ ------------ ------------
Gross margin                                                          12,836,093   13,024,070   40,113,524   38,538,322

Selling, general and administrative expenses                          12,881,611   12,244,243   38,550,418   37,800,794
                                                                     ------------ ------------ ------------ ------------
Operating (loss) income                                                  (45,518)     779,827    1,563,106      737,528
                                                                     ------------ ------------ ------------ ------------

Other income (expenses):
  Gain on sale of assets                                                  32,664      213,728       77,409      249,638
  Interest expense                                                       (70,960)     (73,321)    (145,878)    (192,483)
  Other income                                                            53,461       48,731      153,587      144,344
                                                                     ------------ ------------ ------------ ------------
 Total other income                                                       15,165      189,138       85,118      201,499
                                                                     ------------ ------------ ------------ ------------

 (Loss) income before income taxes                                       (30,353)     968,965    1,648,224      939,027
 Income taxes                                                             (3,563)     357,537      637,316      346,504
                                                                     ------------ ------------ ------------ ------------
 Net (loss) income                                                   $   (26,790) $   611,428  $ 1,010,908  $   592,523
                                                                     ============ ============ ============ ============

 PER SHARE OF COMMON STOCK
  Basic earnings                                                     $         -  $      0.05  $      0.09  $      0.05
  Diluted earnings                                                   $         -  $      0.05  $      0.09  $      0.05

 Weighted average number of common
  stock share outstanding:
  Basic                                                               11,812,150   11,835,330   11,824,393   11,835,330
  Diluted                                                             11,812,150   11,835,330   11,824,393   11,835,330

 Cash dividends paid per share of
  common stock                                                       $    0.0313  $    0.0313  $    0.0938  $    0.0938

See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                              Thirty-Nine   Thirty-Nine
                                                                                              Weeks Ended   Weeks Ended
                                                                                                2/29/08       3/2/07
                                                                                              ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Cash received from customers                                                                $ 84,600,917  $ 82,080,338
 Interest income                                                                                  111,839       106,497
 Rental income                                                                                     33,164        26,401
 Miscellaneous income                                                                               8,584        11,446
 Cash paid to suppliers & employees                                                           (43,269,936)  (42,334,444)
 Cash paid for operating expenses                                                             (38,895,127)  (37,924,555)
 Income taxes paid                                                                             (1,101,476)     (760,339)
 Interest expenses paid                                                                          (145,878)     (192,483)
                                                                                              ------------  ------------
 Net cash from operating activities                                                             1,342,087     1,012,861


CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property, plant and equipment                                                     (1,735,619)   (1,398,184)
 Proceeds from sale of property, plant and equipment                                               82,150       307,163
 Collection of notes receivable                                                                    43,160        39,850
                                                                                              ------------  ------------
 Net cash used in investing activities                                                         (1,610,309)   (1,051,171)


CASH FLOWS FROM FINANCING ACTIVITIES

 Debt proceeds                                                                                 18,411,922    16,811,368
 Debt repayments                                                                              (17,310,421)  (15,799,114)
 Change in checks outstanding in excess of bank
  balances                                                                                        (95,056)      187,706
 Cash dividends paid                                                                           (1,108,768)   (1,109,568)
 Purchases of treasury shares                                                                    (107,341)            -
                                                                                              ------------  ------------
 Net cash used in financing activities                                                           (209,664)       90,392


Net change in cash and cash equivalents                                                          (477,886)       52,082
Cash and cash equivalents at beginning of period                                                  706,852       321,627
                                                                                              ------------  ------------
Cash and cash equivalents at end of period                                                   $    228,966  $    373,709
                                                                                              ============  ============

See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

       RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES FOR THE THIRTY-NINE WEEKS ENDED FEBRUARY 29, 2008 AND MARCH 2, 2007


                                                                                               Thirty-Nine  Thirty-Nine
                                                                                               Weeks Ended  Weeks Ended
                                                                                                2/29/08       3/2/07
                                                                                               -----------  ------------

Net Income                                                                                    $ 1,010,908  $    592,523
 Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                   1,716,933     1,692,139
Gain on sale of property and equipment                                                            (77,409)     (249,638)

Changes in operating assets and liabilities:
 Change in receivables - net                                                                    1,067,959       535,188
 Change in inventories                                                                             35,630      (371,152)
 Change in prepaid expenses                                                                      (521,087)     (493,249)
 Change in other assets                                                                           (25,279)      164,543
 Change in accounts payable                                                                    (1,101,657)     (150,464)
 Change in accrued expenses                                                                      (391,402)     (241,847)
 Change in salary continuation                                                                    (54,311)      (51,347)
 Change in accrued income taxes                                                                  (318,198)     (413,835)
                                                                                               -----------  ------------

 Net cash provided by operating activities                                                    $ 1,342,087  $  1,012,861
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

2. The consolidated results of operations for the thirty-nine weeks ended February 29, 2008 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 30, 2008.

3. The following table summarizes the prepaid assets accounts at February 29, 2008 and March 2, 2007:


                                                        Prepaid Breakdown



                                                                                   February 29, 2008     March 2, 2007
                                                                                  -------------------  -----------------

          Truck shop supplies                                                    $            696,168 $          689,097
          Insurance deposit                                                                   187,980            227,640
          Slotting fees                                                                       209,829            239,541
          Deferred advertising fees                                                           205,875            197,494
          Prepaid insurance                                                                   375,877            477,494
          Prepaid taxes/licenses                                                              421,831            183,839
          Prepaid dues/supplies                                                                30,152             64,099
          Other                                                                                16,275             22,504
                                                                                  -------------------  -----------------

                                                                                 $          2,143,987 $        2,101,708
                                                                                  ===================  =================



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

7. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirty-nine weeks ended February 29, 2008 and March 2, 2007:

                                                                                             ---------------------------
                                                                                              Thirty-Nine   Thirty-Nine
                                                                                              Weeks Ended   Weeks Ended
                                                                                                2/29/08        3/2/07
                                                                                             ---------------------------

         Weighted average number of common shares used in computing basic
           earnings per share                                                                    11,824,393   11,835,330
         Effect of dilutive stock options                                                                 0            0
                                                                                             -------------- ------------

         Weighted average number of common shares and dilutive potential
           common stock used in computing dilutive earnings per share                            11,824,393   11,835,330
                                                                                             ============== ============

         Stock options excluded from the above reconciliation because they are
           anti-dilutive                                                                            369,000      369,000
                                                                                             ============== ============

8. The Company has a letter of credit in the amount of $2,314,857 outstanding at February 29, 2008, compared to $2,668,846 at March 2, 2007. The letter of credit supports the Company's commercial self-insurance program.

9. The Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt as of February 29, 2008 was $1,995,076 with an interest rate of 7.75%, leaving the Company with $4,924 of credit availability. The Company's line-of-credit debt as of March 2, 2007 was $1,871,185 with an interest rate of 8.25%, leaving the Company with $128,815 of credit availability.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of February 29, 2008, the related condensed consolidated statements of income for the thirteen and thirty-nine week periods ended February 29, 2008 and March 2, 2007, and the related condensed statement of cash flows for the thirty-nine week period ended February 29, 2008 and March 2, 2007. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of June 1, 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fiscal year then ended (not presented herein), and in our report dated July 31, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 1, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.






                                       DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP




Birmingham, Alabama
April 3, 2008

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

The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed through independent distributors and approximately 425 route employees who are supplied with selling inventory by the Company's trucking fleet. All of the route employees use the Company's direct-store delivery system.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital was $4,264,588 at June 1, 2007 and $4,005,083 at the end of this year's third quarter.

Cash was used to purchase 20,165 shares of treasury stock this quarter in the amount of $58,187. The Company's current ratio was 1.37 to 1.00 at February 29, 2008 compared to 1.37 to 1.00 at June 1, 2007.

Accounts Receivable and Allowance for Doubtful Accounts

At February 29, 2008 and June 1, 2007 the Company had accounts receivables in the amount of $7,390,468 and $8,458,427, net of an allowance for doubtful accounts of $70,000 and $112,916, respectively.

The following table summarizes the Company's customer accounts receivable profile as of February 29, 2008:


                   Amount Range                             No. of Customers
            ---------------------------                     ----------------

            Less than $1,000.00                                        1,179
            $       1,001.00-$10,000.00                                  530
            $     10,001.00-$100,000.00                                  107
            $    100,001.00-$500,000.00                                    7
            $  500,001.00-$1,000,000.00                                    1
            $1,000,001.00-$2,500,000.00                                    0
                                                            ----------------

            Total All Accounts                                         1,824
                                                            ================

The following table summarizes the significant contractual obligations of the Company as of February 29, 2008:

Contractual Obligations              Total     Current   2-3 Years   4-5 Years   Thereafter
-----------------------------      ----------  --------  ----------  ----------  ----------
Vehicle Leases                     $3,372,991  $741,620  $1,468,822  $1,162,549  $        -
Salary Continuation Plan            1,650,003   129,388     291,884     342,347     886,384
                                   ----------  --------  ----------  ----------  ----------
Total Contractual Obligations      $5,022,994  $871,008  $1,760,706  $1,504,896  $  886,384
                                   ==========  ========  ==========  ==========  ==========

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

OPERATING RESULTS

For the thirteen weeks ended February 29, 2008, net sales increased 1.9% from the comparable period in fiscal 2007. For the thirty-nine weeks ended February 29, 2008, net sales increased 2.4% from the comparable period in fiscal 2007. This year's third quarter cost of sales was 53.5% of net sales compared to 52.0% for last year's third quarter. This year's third quarter, selling, general, and administrative expenses were 46.6% of net sales compared to 45.1% for last year's third quarter. This year's year to date, selling, general and administrative expenses were 46.1% of net sales compared to 46.4% for last year's year to date.

The following tables compare manufactured products to resale products:


                                                              Manufactured Products-Resale Products

                                                     Thirteen Weeks Ended                    Thirteen Weeks Ended
                                                       February 29, 2008                        March 2, 2007
Sales                                                                     %                                     %
Manufactured products                      $           22,515,573              81.5%  $       21,773,968           80.3%
Resale products                                         5,118,398              18.5%           5,350,032           19.7%
                                           ---------------------- ------------------  ------------------  --------------
Total                                      $           27,633,971             100.0%  $       27,124,000          100.0%
                                           ====================== ==================  ==================  ==============


Gross margin                                                              %                                     %
Manufactured products                      $           11,325,146              50.3%  $       11,317,227           52.0%
Resale products                                         1,510,947              29.5%           1,706,843           31.9%
                                           ---------------------- ------------------  ------------------  --------------
Total                                      $           12,836,093              46.5%  $       13,024,070           48.0%
                                           ====================== ==================  ==================  ==============


                                                    Thirty-Nine Weeks Ended                Thirty-Nine Weeks Ended
                                                       February 29, 2008                        March 2, 2007
Sales                                                                     %                                     %
Manufactured products                      $           67,595,366              80.9%  $       65,245,644           80.0%
Resale products                                        15,937,592              19.1%          16,299,506           20.0%
                                           ---------------------- ------------------  ------------------  --------------
Total                                      $           83,532,958             100.0%  $       81,545,150          100.0%
                                           ====================== ==================  ==================  ==============


Gross margin                                                              %                                     %
Manufactured products                      $           35,130,804              52.0%  $       33,347,221           51.1%
Resale products                                         4,982,720              31.3%           5,191,101           31.8%
                                           ---------------------- ------------------  ------------------  --------------
Total                                      $           40,113,524              48.0%  $       38,538,322           47.3%
                                           ====================== ==================  ==================  ==============

The Company's gain on sales of assets for the thirteen weeks ended February 29, 2008 in the amount of $32,664 was from the sale of used transportation equipment for cash.

For last year's thirteen weeks, the gain on sale of assets was $213,728 from the sale of the Chattanooga warehouse and the sale of used equipment for cash.

The Company's effective tax rate for the thirteen weeks was -11.7% compared to 36.9% for the last year's thirteen weeks and 38.7% for the thirty-nine weeks this year and 36.9% last year.


MARKET RISK

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its bank loans and commodity prices affecting the cost of its raw materials.

The Company is subject to market risks with respect to commodities because its ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates. Commodity prices are projected to reach record highs in 2008 which will have an effect on both manufacturing and distribution costs. The Company purchases its raw materials on the open market and under contract through brokers or directly from growers. Futures contracts have been used occasionally to hedge immaterial amounts of commodity purchases, but none are presently being used.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the Company's third quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

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

Registrant Purchases of Equity Securities.

Cash was used to purchase 20,165 shares of treasury stock for the quarterly period ended February 29, 2008 in the amount of $57,032. In addition, commission fees in the sum of $1,155 were paid to the broker.


ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                 (c) Total Number   (d) Maximum Number
                                                                                      of Shares       (or Approximate
                                                  (a) Total                         (or Units)        Dollar Value) of
                                                  Number of                       Purchased as Part  Shares (or Units)
                                                    Shares     (b) Average Price    of Publicly       that May Yet Be
                                                  (or Units)    Paid per Share    Announced Plans    Purchased Under the
Period                                            Purchased        (or Unit)         or Programs      Plans or Programs
December 1 to December 31                                2,346             $2.97
January 1 to January 31                                  5,192             $2.88
February 1 to February 29                               12,627             $2.78
Total Third Quarter                                     20,165             $2.83

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

         Dated:  April 10, 2008            /s/Mark W. McCutcheon
                 --------------            ---------------------
                                           Mark W. McCutcheon
                                           President and
                                           Chief Executive Officer


         Dated:  April 10 , 2008          /s/ Patty Townsend
                 ---------------          ------------------
                                          Patty Townsend
                                          Vice-President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)