Form 10-K
period 2008-05-30
GOLDEN ENTERPRISES INC
filed 2008-08-25
CIK 42228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 30, 2008

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4339

                            GOLDEN ENTERPRISES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         63-0250005
--------------------------------                  ------------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

      One Golden Flake Drive
       Birmingham, Alabama                                     35205
--------------------------------                  ------------------------------
     (Address of Principal                                   (Zip Code)
      Executive Offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 1 2b-2 of the Act). (Check One) Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer ( ) Smaller reporting company (X)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act). Yes ( ) No (X)

State  the   aggregate   market  value  of  the  voting  common  stock  held  by
non-affiliates of the registrant as of August 1, 2008.
Common Stock, Par Value $0.66 2/3 -- $10,301,386

Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of August 1, 2008.

        Class                                      Outstanding at August 1, 2008
        -----                                      -----------------------------
Common Stock, Par Value $0.66 2/3                       11,779,001 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 25, 2008 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                          FORM 10-K ANNUAL REPORT -2008
                            GOLDEN ENTERPRISES, INC.




                                                                            Page
                                                                            ----


PART I.

Item 1.       Business                                                        3
Item 1A.      Risk Factors                                                    6
Item 1B.      Unresolved Staff Comments                                       6
Item 2.       Properties                                                      7
Item 3.       Legal Proceedings                                               7
Item 4.       Submission of Matters to a Vote of Security Holders             8


PART II.

Item 5.       Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities             8
Item 6.       Selected Financial Data                                        10
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    11
Item 7A.      Quantitative and Qualitative Disclosure About Market Risk      15
Item 8.       Financial Statements and Supplementary Data                    15
Item 9.       Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                       35
Item 9A.      Controls and Procedures                                        36
Item 9B.      Other Information                                              37


PART III.

Item 10.      Directors and Executive Officers and Corporate Governance      37
Item 11.      Executive Compensation                                         37
Item 12.      Security Ownership of Certain Beneficial
                Owners and Management and Related Stockholder Matters        38
Item 13.      Certain Relationships and Related Transactions and
                Director Independence                                        38
Item 14.      Principal Accountant Fees and Services                         38


PART IV.

Item 15.      Exhibits and Financial Statement Schedules                     38

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


                           Golden Flake Snack Foods, Inc.

General

Golden Flake Snack Foods, Inc. ("Golden Flake") is a Delaware corporation with its principal place of business and home office located at One Golden Flake Drive, Birmingham, Alabama. Golden Flake manufactures and distributes a full line of salted snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings and puff corn. These products are all packaged in flexible bags or other suitable wrapping material. Golden Flake also sells a line of cakes and cookie items, canned dips, pretzels, peanut butter crackers, cheese crackers, dried meat products and nuts packaged by other manufacturers using the Golden Flake label. No single product accounts for more than 50% of Golden Flake's sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials.

Raw Materials

Golden Flake purchases raw materials used in manufacturing and processing its snack food products on the open market and under contract through brokers and directly from growers. A large part of the raw materials used by Golden Flake consists of farm commodities which are subject to precipitous change in supply and price. Weather varies from season to season and directly affects both the quality and quantity of supply available. Golden Flake has no control over the agricultural aspects and its profits are affected accordingly.

Distribution

Golden Flake sells its products through its own sales organization and independent distributors to commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky, Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina, Arkansas, Missouri and Texas. The products are distributed by approximately 470 route salesmen and independent distributors who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama, Nashville, Tennessee, and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct-store delivery system. Golden Flake is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No single customer accounts for more than 10% of its total sales. Golden Flake has a fleet of 799 company owned vehicles to support the route sales system, including 34 tractors and 124 trailers for long haul delivery to the various company warehouses located throughout its distribution areas, 574 store delivery vehicles and 67 cars and miscellaneous vehicles.

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

Employees

Golden Flake employs approximately 822 employees. Approximately 448 employees are involved in route sales and sales supervision, approximately 260 are in production and production supervision, and approximately 114 are management and administrative personnel.

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

Significant Event

On May 2, 2008, the Company re-acquired the property located at 2930 Kraft Drive in Nashville, TN for $1,715,985. In consideration, the Company cancelled the remaining notes and interest receivable of $1,675,454 due from Tennessee Chips, LLC and paid $40,531 in cash for closing costs.

Recent Developments

The Company continues to make changes in its distribution system to offset escalating fuel and commodity costs. The Company is increasing its distribution through independent operators and distributors and re-aligning Company owned routes.

                        Executive Officers Of Registrant
                               And Its Subsidiary

   Name and Age                      Position and Offices with Management
   ------------                      ------------------------------------

John S. Stein, 71        Mr. Stein  is Chairman  of the Board.  He  was  elected
                           Chairman on June 1, 1996. He served as Chief Executive Officer from 1991 to April 4, 2001, and as President from 1985 to 1998 and from June 1, 2000 to April 4, 2001. Mr. Stein also served as President of Golden Flake Snack Foods, Inc. from 1976 to 1991. Mr. Stein retired as an employee with the Company on May 31, 2002. Mr. Stein is elected Chairman annually, and his present term will expire on June 5, 2009.

Mark W. McCutcheon, 53   Mr. McCutcheon is Chief Executive Officer and President
                           of the Company and President of Golden Flake Snack Foods, Inc., a wholly owned subsidiary of the Company. He was elected President and Chief Executive Officer of the Company on April 4, 2001 and President of Golden Flake on November 1, 1998. He has been employed by Golden Flake since 1980. Mr. McCutcheon is elected Chief Executive Officer and President of the Company and President of Golden Flake annually, and his present terms will expire on June 5, 2009.

Patty Townsend, 50       Ms. Townsend is Chief Financial Officer, Vice President
                           and Secretary of Golden Enterprises, Inc. She was elected Chief Financial Officer, Vice-President and Secretary of the Company on March 1, 2004. She has been employed with the Company since 1988. Ms. Townsend is elected to her positions on an annual basis, and her present term of office will expire on June 5, 2009.

Randy Bates, 54          Mr. Bates  is   Executive,  Vice-President  of   Sales,
                           Marketing and Transportation for Golden Flake. He has held these positions since October 26, 1998. Mr. Bates was Vice-President of Sales from October 1, 1994 to 1998. Mr. Bates has been employed by Golden Flake since March 1979. Mr. Bates is elected to his positions on an annual basis, and his present term of office will expire on June 5, 2009.

David Jones, 56          Mr. Jones is  Executive  Vice-President of  Operations,
                           Human Resources and Quality Control for Golden Flake. He has held these positions since May 20, 2002. Mr. Jones was Vice-President of Manufacturing from 1998 to 2002 and Vice-President of Operations from 2000 to 2002. Mr. Jones has been employed by Golden Flake since 1984. Mr. Jones is elected to his positions on an annual basis, and his present term of office will expire on June 5, 2009.

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

Vehicles

Golden Flake owns a fleet of 799 vehicles which includes 574 route trucks, 34 tractors, 124 trailers and 67 cars and miscellaneous vehicles. Golden Flake also owns a 1987 Cessna Citation II aircraft. There are no liens or encumbrances on Golden Flake's vehicle fleet or aircraft.


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

                       ITEM 4. - SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

Not Applicable.


                                     PART II

                ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY,
                     RELATED STOCKHOLDER MATTERS AND ISSUER
                         PURCHASES OF EQUITY SECURITIES

Golden Enterprises, Inc. and Subsidiary

Market and Dividend Information

The Company's common stock is traded in the over-the-counter market under the "NASDAQ" symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System. The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended May 30, 2008 and June 1, 2007 and the amount of dividends paid per share in each quarter. The Company currently expects that comparable regular cash dividends will be paid in the future.

                                                                   Market Price
                                                           High        Low      Dividend
    Quarter                                               Price       Price       Paid
    Year Ended 2008                                                             Per share
  ---------------------------------------------------   ---------   ---------   ---------
    First quarter (13 weeks ended August 31, 2007)        $3.25       $2.83      $.0313
    Second quarter (13 weeks ended November 30, 2007)      3.49        2.65       .0313
    Third quarter (13 weeks ended February 29, 2008)       3.23        2.45       .0313
    Fourth quarter (13 weeks ended May 30, 2008)           2.95        2.21       .0313



                                                           High        Low      Dividend
    Quarter                                               Price       Price       Paid
    Year Ended 2007                                                             Per share
  ---------------------------------------------------   ---------   ---------   ---------
    First quarter (13 weeks ended September 1, 2006)      $3.25       $2.61      $.0313
    Second quarter (13 weeks ended December 1, 2006)       3.65        2.95       .0313
    Third quarter (13 weeks ended March 2, 2007)           3.25        2.77       .0313
    Fourth quarter (13 weeks ended June 1, 2007)           3.21        2.81       .0313


As of August 1, 2008, there were approximately 1,130 shareholders of record.


Shareholder Return Performance Graph

The following graph illustrates, for the period commencing May 31, 2003, and ending May 30, 2008, the yearly percentage change in the cumulative total shareholder return on the Company's common stock as compared with the cumulative total returns of other companies included within the NASDAQ Stock Market (U.S. Companies) Index and the Company's Peer Group.

The Company has selected a Peer Group consisting of the four publicly-traded companies named below which are in the snack food industry. Most of the
Company's direct competitors and peers are privately-held companies or subsidiaries or divisions of larger publicly-held companies so that the available members of the Peer Group are limited.

                    [PLEASE SEE ATTACHED PDF FOR GRAPH]




This graph assumes that $100 was invested in the Company's common stock on May 31, 2003, in the NASDAQ Stock Market (U.S. Companies) Index and in the Peer Group, which consisted of Lance, Inc., J & J Snack Foods Corp., Tasty Baking Co. and Ralcorp Holdings, Inc. and that dividends were re-invested.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides Equity Compensation Plan information under which equity securities of the Registrant are authorized for issuance:

   EQUITY COMPENSATION PLAN INFORMATION
--------------------------------------------------------------------------------------------------------
                                                                                  Number of securities
 Plan category                    Number of securities    Weighted-average        remaining available
                                  to be issued upon       exercise price of       for future issuance
                                  exercise of out-        outstanding options,    under equity compensation
                                  standing options,       warrants and rights     plans (excluding
                                  warrants and rights                             securities reflected
                                                                                  in column (a))
                                  (a)                     (b)                     (c)

--------------------------------------------------------------------------------------------------------
 Equity compensation plans             369,000                  $3.776                  130,000
 approved by security holders
--------------------------------------------------------------------------------------------------------
 Equity compensation plans                0                        0                       0
 not approved by security
 holders
--------------------------------------------------------------------------------------------------------
 Total                                 369,000                  $3.776                  130,000
--------------------------------------------------------------------------------------------------------


Issuer Purchases Of Equity Securities

The Company purchased 46,423 shares of its common stock during the fiscal year ended May 30, 2008.


                        ITEM 6. - SELECTED FINANCIAL DATA

Not required due to Smaller Reporting Company status.

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

No single product or product line accounts for more than 50% of the Company's sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials. Raw materials used in manufacturing and processing the Company's snack food products are purchased on the open market and under contract through brokers and directly from growers. A large part of the raw materials used by the Company consists of farm commodities which are subject to precipitous changes in supply and price. Weather varies from season to season and directly affects both the quality and quantity of supply available. The Company has no control of the agricultural aspects and its profits are affected accordingly.

The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed by route representatives and independent distributors who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.

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

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. The Company records a general reserve based on analysis of historical data. In addition, the Company records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At May 30, 2008 and June 1, 2007, the Company had accounts receivables in the amount of $7.9 million and $8.5 million, net of an allowance for doubtful accounts of $0.1 million and $0.1 million, respectively. The Company purchased credit insurance during the year which reduced the allowance for doubtful accounts to $70,000. Without credit insurance, the allowance for doubtful accounts would have been $88,835 compared to $112,915 last year.

The following table summarizes the Company's customer accounts receivable profile as of May 30, 2008:


                    Amount Range                  No. of Customers
                    ------------                  ----------------


       Less than $1,000.00                                   1,118
       $1,001 .00-$10,000.00                                   558
       $10,001 .00-$100,000.00                                 113
       $100,001 .00-$500,000.00                                  8
       $500,001 .00-$1 ,000,000.00                               1
       $1,000,001 .00-$2,500,000.00                              0
                                                                 -
       Total All Accounts                                    1,798
                                                             =====


Inventories

Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first out method.

Accrued  Expenses

Management estimates certain expenses in an effort to record those expenses in the period incurred. The Company's significant estimates relate to insurance-related expenses. The Company is self-insured for certain casualty losses relating to automobile liability, general liability, workers' compensation, property losses and medical claims. The Company also has stop loss coverage to limit the exposure arising from these claims. Automobile liability, general liability, workers' compensation, and property losses costs are covered by letters of credit with the company's claim administrators.

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

The Company used a 5% investment rate to discount the estimated claims based on the historical payout pattern during 2008 and 2007. A one percentage point change in the discount rate would have impacted the liability by approximately $49,800.

Actual ultimate losses could vary from those estimated by the third-party actuary. The Company believes the reserves established are reasonable estimates of the ultimate liability based on historical trends.

As of May 30, 2008, the Company's casualty reserve was $1.9 million and at June 1, 2007 the casualty reserve was $1.9 million.

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

Liquidity And Capital Resources

Working capital was $3.9 and $4.3 million at May 30, 2008 and June 1, 2007, respectively. Net cash provided by operations amounted to $3.4 and $4.6 million in fiscal years May 30, 2008 and June 1, 2007, respectively. During 2008, the principal source of liquidity for the Company's operating needs was provided from operating activities, credit facilities and cash on hand.

Additions to property, plant and equipment are expected to be about $1.8 million in 2009.

Cash dividends of $1.5 million were paid in 2008 and 2007, respectively.

Cash was used to purchase 46,423 shares of treasury stock in fiscal 2008 and no cash was used to purchase treasury shares in 2007.

During fiscal 2008, the Company's debt proceeds net of re-paid debt was $0.6 million.

Other Commitments

The Company had letters of credit in the amount of $2.3 million outstanding at May 30, 2008 to support the Company's commercial self-insurance program.

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line of credit debt at May 30, 2008 was $1.5 million with an interest rate of 7.75%.

The Company's current ratio was 1.35 to 1.00 and 1.37 to 1.00 at May 30, 2008 and June 1, 2007, respectively.

Available cash, cash from operations and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

Net sales increased by 2.3% in fiscal year 2008 and 4.0% in fiscal year 2007.

Cost of sales as a percentage of net sales amounted to 5 1.8% and 52.3% in 2008 and 2007, respectively.

Selling, general and administrative expenses were 46.8% of net sales in 2008 and 46.5% of net sales in 2007.

The  Company's  effective  tax  rates for 2008 and 2007  were  40.5% and  39.8%,
respectively.   Note  7  to  the  Consolidated   Financial  Statements  provides
additional information about the provision for income taxes.

The following tables compare manufactured products to resale products for the fiscal years ended May 30, 2008 and June 1, 2007:


                                Manufactured Products-Resale Products
                                     2008                     2007
                           ----------------------   ----------------------
Sales                                         %                        %
Manufactured Products      $  91,864,474    81.0%   $  88,827,471    80.1%
Resale Products               21,515,358    19.0%      21,999,454    19.9%
                           -------------    -----   -------------    -----
Total                      $ 113,379,832   100.0%   $ 110,826,925   100.0%

Gross Margin                                  %                        %
Manufactured Products      $  47,571,929    51.8%   $  45,757,596    51.5%
Resale Products                7,042,636    32.7%       7,091,931    32.2%
                           -------------    -----   -------------    -----
Total                      $  54,614,565    48.2%   $  52,849,527    47.7%


Market Risk

The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its cash equivalents and bank loans, fuel costs and commodity prices affecting the cost of its raw materials.

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

Inflation

Certain costs and expenses of the Company are affected by inflation. While, the Company's prices for its products over the past several years have remained relatively flat, the Company has been able to increase prices during the fiscal year. The Company will contend with the effect of further inflation through efficient purchasing, improved manufacturing methods, pricing, and by monitoring and controlling expenses.

Higher fuel and commodity costs continue to be a challenge.

Environmental Matters

There have been no material effects of compliance with government provisions regulating discharge of materials into the environment.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs, fuel costs and effectiveness of sales and marketing activities, as described in the Company's filings with Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date which they are made.

Recent Developments

The Company, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 has completed the management assessment of its internal controls. See Item 9A for further details.

Recently Issued Accounting Pronouncements

See Note 1 to the consolidated financial statements included in Item 8 for a summary of recently issued accounting pronouncements.


     ITEM 7 A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as Company is a Smaller Reporting Company.


              ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiary for the year ended May 30, 2008, consisting of the following, are contained herein:


Consolidated Balance Sheets                - As of May 30, 2008 and June 1, 2007
Consolidated Statements of Operations      - Fiscal years ended 2008 and 2007
Consolidated Statements of Changes in
 Stockholders' Equity                      - Fiscal years ended 2008 and 2007
Consolidated Statements of Cash Flows      - Fiscal years ended 2008 and 2007
Notes to Consolidated Financial Statements - Fiscal years ended 2008 and 2007
Quarterly Results of Operations            - Fiscal years ended 2008 and 2007

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders and Board
of Directors of Golden
Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of May 30, 2008 and June 1, 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed at Item 15(a) Schedule II. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of May 30, 2008 and June 1, 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management's assertion about the effectiveness of Golden Enterprises, Inc. and subsidiary's internal control over financial reporting as of May 30, 2008 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.



                                     DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama
July 30, 2008

                      This page is intentionally left blank

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       As of May 30, 2008 and June 1, 2007


                                     ASSETS

                                                           2008             2007
                                                           ----             ----

    CURRENT ASSETS
       Cash and cash equivalents                     $      442,756   $      706,852

       Receivables:
           Trade accounts                                 8,009,482        8,559,984
           Other                                              1,065           11,358
                                                     --------------   --------------
                                                          8,010,547        8,571,342
           Less: Allowance for doubtful accounts             70,000          112,915
                                                     --------------   --------------
                                                          7,940,547        8,458,427
           Notes receivable, current                              -           58,126
                                                     --------------   --------------
                                                          7,940,547        8,516,553
                                                     --------------   --------------

       Inventories:
           Raw materials                                  1,467,400        1,340,389
           Finished goods                                 2,870,698        3,035,285
                                                     --------------   --------------

                                                          4,338,098        4,375,674
                                                     --------------   --------------

       Prepaid expenses                                   1,642,959        1,622,900
       Deferred income taxes                                649,420          583,179
                                                     --------------   --------------
               Total current assets                      15,013,780       15,805,158
                                                     --------------   --------------


    PROPERTY, PLANT AND EQUIPMENT
       Land                                               3,048,284        2,962,283
       Buildings                                         18,452,583       16,641,960
       Machinery and equipment                           39,246,446       37,563,985
       Transportation equipment                          12,566,732       15,112,873
                                                     --------------   --------------
                                                         73,314,045       72,281,101
           Less: Accumulated depreciation                58,684,709       59,324,468
                                                     --------------   --------------

                                                         14,629,336       12,956,633
                                                     --------------   --------------

    OTHER ASSETS
       Notes receivable, long-term                                -        1,658,630
       Cash surrender value of life insurance             1,805,982        2,253,412
       Other                                                786,947          651,595
                                                     --------------   --------------

           Total other assets                             2,592,929        4,563,637
                                                     --------------   --------------

           TOTAL                                     $   32,236,045   $   33,325,428
                                                     ==============   ==============


See Accompanying Notes to Consolidated Financial Statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           2008             2007
                                                           ----             ----


 CURRENT LIABILITIES
    Checks outstanding in excess of bank balances    $      817,370   $    1,385,663
    Accounts payable                                      3,567,939        3,760,499
    Accrued income taxes                                    160,619          318,198
    Current portion of long-term debt                             -          270,625
    Line of credit outstanding                            1,484,368          622,950
    Other accrued expenses                                4,989,684        5,060,758
    Salary continuation plan                                131,993          121,877
                                                     --------------   --------------

       Total current liabilities                         11,151,973       11,540,570
                                                     --------------   --------------

 LONG-TERM LIABILITIES
    Salary continuation plan                              1,499,421        1,582,437
    Deferred income taxes                                   620,077          752,298
                                                     --------------   --------------

       Total long-term liabilities                        2,119,498        2,334,735
                                                     --------------   --------------


 STOCKHOLDERS' EQUITY
    Common stock - $.66 2/3 par value:
    Authorized 35,000,000 shares;
      issued 13,828,793 shares                            9,219,195        9,219,195
    Additional paid-in capital                            6,497,954        6,497,954
    Retained earnings                                    14,060,942       14,410,568
    Treasury shares - at cost (2,039,886 shares
      in 2008 and 1,993,463 in 2007)                    (10,813,517)     (10,677,594)
                                                     --------------   --------------


    Total stockholders' equity                           18,964,574       19,450,123
                                                     --------------   --------------




       TOTAL                                         $   32,236,045   $   33,325,428
                                                     ==============   ==============

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Fiscal Years Ended May 30, 2008 and June 1, 2007






                                                  2008             2007
                                                  ----             ----

Net sales                                   $  113,379,832   $  110,826,925
Cost of sales                                   58,765,267       57,977,398
                                            --------------   --------------
Gross margin                                    54,614,565       52,849,527

Selling, general and administrative
  expenses                                      53,056,631       51,481,437
                                            --------------   --------------

Operating income                                 1,557,934        1,368,090
                                            --------------   --------------

Other income (expenses):
Gain on sale of assets                             133,654          488,174
Interest expense                                  (223,683)        (273,209)
Other income                                       426,895          432,084
                                            --------------   --------------

  Total other income (expenses)                    336,866          647,049
                                            --------------   --------------

  Income before income tax                       1,894,800        2,015,139
                                            --------------   --------------

  Provision for income taxes                       767,232          801,905
                                            --------------   --------------

  Net income                                $    1,127,568   $    1,213,234
                                            ==============   ==============

PER SHARE OF COMMON STOCK
 Basic earnings                             $         0.10   $         0.10
 Diluted earnings                           $         0.10   $         0.10



See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Fiscal Years Ended May 30, 2008 and June 1, 2007






                                                  Additional                                       Total
                                    Common         Paid-in        Retained        Treasury      Stockholders'
                                    Stock          Capital        Earnings         Shares         Equity
                                    -----          -------        --------         ------         ------

   Balance - June 3, 2006      $   9,219,195   $   6,497,954   $  14,676,759   $ (10,677,594)  $  19,716,314

Net income - 2007                          -               -       1,213,234               -       1,213,234
Cash dividends paid                        -               -      (1,479,425)              -      (1,479,425)
                               -------------   -------------   -------------   -------------   -------------

   Balance - June 1, 2007          9,219,195       6,497,954      14,410,568     (10,677,594)     19,450,123

Net income - 2008                          -               -       1,127,568               -       1,127,568
Cash dividends paid                        -               -      (1,477,194)              -      (1,477,194)
Treasury shares purchased                                                           (135,923)       (135,923)
                               -------------   -------------   -------------   -------------   -------------

   Balance - May 30, 2008      $   9,219,195   $   6,497,954   $  14,060,942   $ (10,813,517)  $  18,964,574
                               =============   =============   =============   =============   =============

See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Fiscal Years Ended May 30, 2008 and June 1, 2007


                                                           2008             2007
                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                      $  113,897,712   $  110,731,854
   Interest income                                          134,799          144,687
   Rental income                                             39,411           31,974
   Other operating cash payments/receipts                   252,685          255,423
   Cash paid to suppliers and employees for
     cost of goods sold                                 (57,303,625)     (54,923,539)
   Cash paid for suppliers and employees for
     selling, general and administrative                (52,238,187)     (50,336,873)
   Income taxes                                          (1,123,273)      (1,007,958)
   Interest expense                                        (223,683)        (273,209)
                                                     --------------   --------------

         Net cash provided by operating activities        3,435,839        4,622,359

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment             (2,303,219)      (1,731,230)
   Proceeds from sale of property,  plant and
     equipment                                              140,795          577,355
   Collection of notes receivable                            53,107           53,672
                                                     --------------   --------------

         Net cash used in investing activities           (2,109,317)      (1,100,203)

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt proceeds                                         21,356,450       23,163,475
   Debt repayments                                      (20,765,658)     (23,587,618)
   Decrease in checks outstanding in excess of
     bank balances                                         (568,293)      (1,233,363)
   Purchases of treasury shares                            (135,923)               -
   Cash dividends paid                                   (1,477,194)      (1,479,425)
                                                     --------------   --------------

         Net cash used in financing activities           (1,590,618)      (3,136,931)

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                         (264,096)         385,225

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                         706,852          321,627
                                                     --------------   --------------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                        $      442,756   $      706,852
                                                     ==============   ==============

See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
            For the Fiscal Years Ended May 30, 2008 and June 1, 2007


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:



                                                           2008             2007
                                                           ----             ----


   Net income                                        $    1,127,568   $    1,213,234
   Adjustment to reconcile net income (loss) to
     net cash provided by operating activities:
         Depreciation                                     2,287,025        2,268,468
         Deferred income taxes                             (198,462)         (14,933)
         Gain on sale of property and equipment            (133,654)        (488,174)
     Change in receivables - net                            517,880          (95,071)
     Change in inventories                                   37,576          (99,603)
     Change in prepaid expenses                             (20,059)         (14,441)
     Change in cash surrender value of insurance            447,430          178,214
     Change in other assets                                (135,352)          51,892
     Change in accounts payable                            (192,560)       1,550,473
     Change in accrued expenses                             (71,074)         333,005
     Change in salary continuation plan                     (72,900)         (69,585)
     Change in accrued income taxes                        (157,579)        (191,120)
                                                     --------------   --------------

         Net cash provided by operating activities   $    3,435,839   $    4,622,359
                                                     ==============   ==============
     Non-cash portion of property plant and
       equipment transactions                        $    1,675,454   $            -
                                                     ==============   ==============
         (Notes and interest receivable from
          Tennessee Chips
         As part of Nashville plant re-purchase
          (See Note 2))

See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Fiscal Years Ended May 30, 2008 and June 1, 2007


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The accounting and reporting policies of Golden Enterprises, Inc. and subsidiary ("Company") conform to accounting principles generally accepted in the United States of America and to general practices within the snack foods industry. The following is a description of the more significant accounting policies:

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

Fiscal Year
-----------
The Company ends its fiscal year on the Friday closest to the last day in May. The years ended May 30, 2008 and June 1, 2007 included 52 weeks.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of cash and cash equivalents, receivables, accounts payable and short-term debt approximate fair value.

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 30, 2008 and June 1, 2007


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

Advertising
-----------
The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Advertising expense amounted to $5.4 million and $6.0 million for the fiscal years 2008 and 2007, respectively.

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

Stock Options
-------------
The Company has granted stock options to management in previous years, though none were granted during fiscal years ended May 30, 2008 or June 1, 2007. See
Note 9 for further discussion of our stock option awards.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED For the Fiscal Year Ended May 30, 2008 and June 1, 2007


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Shipping and Handling Costs
---------------------------
Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company are classified as Selling, General and Administrative (SG&A) expenses. Shipping and handling costs classified as SG&A amounted to $3.4 million and $3.3 million for the fiscal years 2008 and 2007, respectively.

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

Recently Issued Accounting Pronouncements
-----------------------------------------
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS No. 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS No. 159 is effective for our fiscal year beginning May 31, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our financial condition, results of operations or cash flows.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 30, 2008 and June 1, 2007


NOTE 2 - NOTES RECEIVABLE
-------------------------

Notes receivable as of May 30, 2008 and June 1, 2007 consist of the following:

                                                            2008         2007
                                                            ----         ----
8% note, due in 120 monthly installments of $3,640
 through November 1, 2010, collateralized by property  $         -  $   132,955
8% note, due in 360 monthly installments of $12,474
 through November 1, 2030, collateralized by property            -    1,583,801
                                                       -----------  -----------
                                                                 -    1,716,756
Less current portion                                             -       58,126
                                                       -----------  -----------
                                                       $         -  $ 1,658,630
                                                       ===========  ===========


During the year, the Company received cash payments totaling $53,107. On May 2, 2008, the Company re-acquired, the property located at 2930 Kraft Drive in Nashville, TN for $1,715,985. In consideration, the Company cancelled the remaining notes and interest receivable of $1,675,454 and paid $40,531 in cash for closing costs.

NOTE 3 - PREPAID EXPENSES
-------------------------

At May 30, 2008 and June 1, 2007, prepaid expenses consist of the following:

                                                            2008         2007
                                                            ----         ----

Prepaid slotting fees                                  $   202,391  $   220,437
Other prepaid expenses                                   1,440,568    1,402,463
                                                       -----------  -----------

                                                       $ 1,642,959  $ 1,622,900
                                                       ===========  ===========


NOTE 4 - OTHER ACCRUED EXPENSES
-------------------------------

At May 30, 2008 and June 1, 2007, other accrued expenses consist of the following:

                                                            2008         2007
                                                            ----         ----
Accrued payroll                                        $   462,581  $   457,398
Self insurance liability                                 1,877,100    1,865,200
Accrued vacation                                         1,414,678    1,230,385
Other accrued expenses                                   1,235,325    1,507,775
                                                       -----------  -----------

                                                       $ 4,989,684  $ 5,060,758
                                                       ===========  ===========

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 30, 2008 and June 1, 2007


NOTE 5 - LINE OF CREDIT
-----------------------

The Company has a line of credit agreement with a local bank which permits borrowing up to $2 million. The balance on the line of credit at May 30, 2008 was $1.5 million a rate of 7.75%. The line of credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application.

NOTE 6 - LONG-TERM LIABILITIES
------------------------------

At May 30, 2008 and June 1, 2007, long-term debt consists of the following:


Note payable - bank - payable in equal monthly              2008         2007
installments of $65,108 including interest at the           ----         ----
LIBOR index rate plus 1.75% (7.07% at June 1, 2007)
through November 30, 2007, secured by equipment        $         -  $   270,625
 Less: current portion                                           -      270,625
                                                       -----------  -----------
                                                       $         -  $         -
                                                       ===========  ===========


Other long-term obligations at May 30, 2008 and June 1, 2007 consist of the following:

                                                            2008         2007
                                                            ----         ----
Salary continuation plan                               $ 1,631,414  $ 1,704,314
Less: current portion                                     (131,993)    (121,877)
                                                       -----------  -----------
                                                       $ 1,499,421  $ 1,582,437
                                                       ===========  ===========


The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives. The Company recognized compensation expense of approximately $48,976 and $42,951 for fiscal 2008 and 2007, respectively.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 30, 2008 and June 1, 2007


NOTE 7 - INCOME TAXES
---------------------

At May 30, 2008 and June 1, 2007 the provision for income taxes consists of the following:

                                                            2008         2007
                                                            ----         ----
Current:
 Federal                                               $   858,851  $   727,167
 State                                                     106,843       89,671
                                                       -----------  -----------

                                                           965,694      816,838


Deferred:
 Federal                                                  (176,597)     (13,288)
 State                                                     (21,865)      (1,645)
                                                       -----------  -----------

                                                          (198,462)     (14,933)
                                                       -----------  -----------

Total                                                  $   767,232  $   801,905
                                                       ===========  ===========


The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and actual tax follows:


                                                            2008         2007
                                                            ----         ----

Tax on income at statutory rates                       $   644,232  $   685,147
(Decrease) increase resulting from:
 State income taxes, less Federal income tax effect         70,516       59,183
 Tax exempt interest                                        (2,533)      (1,818)
 Change in valuation allowance                            (137,710)     (49,249)
 Other - net                                               192,727      108,642
                                                       -----------  -----------

  Total                                                $   767,232  $   801,905
                                                       ===========  ===========

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 30, 2008 and June 1, 2007


NOTE 7 - INCOME TAXES- CONTINUED
--------------------------------

The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:
                                                            2008         2007
                                                            ----         ----

Deferred tax assets
 Salary continuation plan                              $   598,239  $   624,972
 Accrued vacation                                          518,762      451,182
 Contribution carry forward                                285,826      346,179
 Inventory capitalization                                   30,971       25,167
 Allowance for doubtful accounts                            25,669       41,406
 Other accrued expenses                                    148,235      146,258
                                                       -----------  -----------

  Gross deferred tax assets before valuation allowance   1,607,702    1,635,164
  Less valuation allowance                                 (81,640)    (219,350)
                                                       -----------  -----------

Total deferred tax assets                                1,526,062    1,415,814
                                                       -----------  -----------


Deferred tax liabilities
 Property and equipment                                  1,422,502    1,504,099
 Prepaid expenses                                           74,217       80,834
                                                       -----------  -----------
Total deferred tax liabilities                           1,496,719    1,584,933
                                                       -----------  -----------

  Net deferred tax liability                           $    29,343  $  (169,119)
                                                       ===========  ===========


NOTE 8 - EMPLOYEE BENEFIT PLANS
-------------------------------

The Company has trusteed "Qualified Profit-Sharing Plans" that were amended and restated effective June 1, 1996 to add a 401 (k) salary reduction provision. Under this provision, employees can contribute up to fifty percent of their compensation to the plan on a pretax basis subject to regulatory limits; and the Company, at its discretion, can match up to 4% of the participants' compensation. The annual contributions to the plans are determined by the Board of Directors. Total plan contributions for the years ended May 30, 2008 and June 1, 2007 were $131,319 and $121,583, respectively.

The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual contributions to the plan are amounts determined by the Board of Directors of the Company. Annual contributions are made in cash or common stock of the Company. Contributions to the Employee Stock Ownership Plan for the years ended May 30, 2008 and June 1, 2007 were $0 and $0, respectively. Each participant's account is credited with an allocation of shares acquired with the Company's annual contributions, dividends received on Employee Stock Ownership Plan shares and forfeitures of terminated participants' non-vested accounts.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED For the Fiscal Years Ended May 30 2008 and June 1, 2007


NOTE 8 - EMPLOYEE BENEFIT PLANS - CONTINUED
-------------------------------------------

The Company has a salary continuation plan with certain of its key officers whereby monthly benefits will be paid for a period of fifteen years following retirement. The Company is accruing the present value of all retirement benefits until the key officers reach normal retirement age at which time the principal portion of the retirement benefits paid are applied to the liability previously accrued. The change in the liability for the Salary Continuation Plan is as follows:

                                                            2008         2007
                                                            ----         ----

Accrued salary continuation plan - beginning of year   $ 1,704,314  $ 1,773,899

Benefits accrued                                            48,977       42,951

Benefits paid                                             (121,877)    (112,536)
                                                       -----------  -----------
Accrued salary continuation plan - end of year         $ 1,631,414  $ 1,704,314
                                                       ===========  ===========


NOTE 9 - LONG-TERM INCENTIVE PLANS
----------------------------------

The Company has a long-term incentive plan currently in effect under which future stock option grants may be issued. This Plan (the 1996 Plan) is administered by the Stock Option Committee of the Board of Directors, which has sole discretion, subject to the terms of the Plan, to determine those employees, including executive officers, eligible to receive awards and the amount and type of such awards. The Stock Option Committee also has the authority to interpret the Plan, formulate the terms and conditions of award agreements and make all other determinations required in the administration thereof. All options outstanding at the end of 2008 and 2007 are exercisable.

The 1996 Plan provides for the granting of Incentive Stock Options as defined under the Internal Revenue Code. Under the Plan, grants of incentive stock options may be made to selected officers and employees, with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company's stock at the date of grant.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 30, 2008 and June 1, 2007


NOTE 9 - LONG-TERM INCENTIVE PLANS - CONTINUED
----------------------------------------------

Five hundred thousand shares of the Company's stock have been reserved for issuance under this Plan. The following is a summary of transactions:

                                           2008                  2007
                                           ----                  ----
                                              Weighted              Weighted
                                              Average               Average
                                              Exercise              Exercise
                                    Shares     Price      Shares     Price

Outstanding - beginning of year    369,000   $   3.78    369,000   $   3.78
 Granted                                 -          -          -          -
 Exercised                               -          -          -          -
 Forfeited                               -          -          -          -
 Cancelled                               -          -          -          -
                                 ---------  ---------  ---------  ---------

Outstanding - end of year          369,000   $   3.78    369,000   $   3.78
                                 =========  =========  =========  =========


The Company adopted SFAS 123R as of June 3, 2006. SFAS 123R establishes standards for accounting of transactions in which an entity exchanges its equity instruments for goods or services, such as when an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the required service period are to be recognized as compensation cost over the period. In addition, SFAS 123R amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. When the Company adopted SFAS 1 23R, they elected the modified prospective application method and prior period amounts have not been restated. As of June 3, 2006, all outstanding options were fully vested. Additionally, no options were granted during the fiscal years ended May 30, 2008 or June 1, 2007.

Prior to the effective date of SFAS 123R, the Company followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretation for stock options granted to employees and directors. The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The proforma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company continues to account for any portion of previously granted awards using the accounting principle originally applied to those awards, APB Opinion No. 25, Accounting for Stock Issued to Employees.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 30, 2008 and June 1, 2007


NOTE 10 - NET INCOME PER SHARE
------------------------------

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock, as prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share". At May 30, 2008 and June 1, 2007, options on all 369,000 shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The following reconciles the information used to compute basic and diluted earnings per share:

                                                  Average Common Stock Shares
                                                  ---------------------------


                                                       2008          2007
                                                       ----          ----

Basic weighted average shares outstanding           11,815,621    11,835,330
Effect of options                                            -             -
                                                   -----------   -----------
                                                    11,815,621    11,835,330
                                                   ===========   ===========


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

The fair value of notes receivable is estimated by using a discount rate that approximates the current rate for comparable notes. At May 30, 2008 and June 1, 2007 the aggregate fair value was approximately $0 and $2.0 million compared to a carrying amount of $0 million and $1.7 million, respectively.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 30, 2008 and June 1, 2007


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


NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Rental expense was $0.8 million in 2008 and $0.4 million in 2007.

The Company has entered into various operating lease agreements to replace aging route vans. The current annual obligation under this agreement is $896,857. Future minimum lease commitments for operating leases at May 30, 2008 were as follows:


                         2009   $  896,857
                         2010      896,857
                         2011      896,857
                         2012      827,823
                         2013      435,909


The Company leases its airplane to a director who is also chairman of the board of directors of SYB, Inc., a major shareholder of the Company for approximately $20,000 per month. The lease provides for her personal use of the airplane for up to 100 flight hours per year and is for a term of one year with automatic annual renewals unless terminated by either party.

The Company had letters of credit in the amount of $2.3 million outstanding at May 30, 2008 compared to $2.7 million at June 1, 2007, to support the Company's commercial self-insurance program. The Company pays a commitment fee of 0.50% to maintain the letters of credit.

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 30, 2008 and June 1, 2007


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

The Company purchased credit insurance during the year which reduced the allowance for doubtful accounts to $70,000. Without credit insurance, the allowance for doubtful accounts would have been $88,835 compared to $112,915 last year.


NOTE 14 - SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
-----------------------------------------------------------

The following tabulation gives certain supplementary statement of operations information for continuing operations for the years ended May 30, 2008 and June 1, 2007:

                                                            2008         2007
                                                            ----         ----

Maintenance and repairs                                $ 6,334,758  $ 6,394,349
Depreciation                                             2,287,025    2,268,468
Payroll taxes                                            2,364,913    2,312,079


Amounts for other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.


NOTE 15 - SIGNIFICANT EVENT
---------------------------

On May 2, 2008, the Company re-acquired the property located at 2930 Kraft Drive in Nashville, TN for $1,715,985. In consideration, the Company cancelled the remaining notes and interest receivable of $1,675,454 and paid $40,531 in cash for closing costs.


             ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                       ITEM 9A. - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our company's management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 30, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management's Annual Report on Internal Control Over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 1 5d- 15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

   o   Pertain  to  the  maintenance  of  records  that  in  reasonable   detail
accurately and fairly reflect the transactions and dispositions of the assets of the company;

   o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

   o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.


Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company's management assessed the effectiveness of the company's internal control over financial reporting as of May 30, 2008. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of May 30, 2008, the company's internal control over financial reporting is effective based on those criteria set forth.

The annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal controls over financial reporting occurred during the fiscal quarter ended May 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                          ITEM 9B. - OTHER INFORMATION

Not Applicable.


                                    PART III

      ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of information as follows and as set forth under the caption Executive Officers of the Registrant and Its Subsidiary which appears in Part I of this Form 10-K on Page 5, the information required by this item is incorporated by reference to the sections of the Company's Proxy Statement entitled "Election of Directors," "Additional Information Concerning the Board of Directors," "Executive Compensation and Other Information," "Section 16(a) Beneficial Ownership Reporting Compliance", "Code of Conduct and Ethics" and "Corporate Governance" for the 2008 Annual Meeting of Stockholders to be held September 25, 2008.

Section 16A Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company's officers and directors and persons who own more than 10% of the Company's outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission ("SEC"). There were no directors, officers or more than 10% stockholders of the Company who failed to timely file a Form 4 or 5 except for Edward R. Pascoe, who filed a Form 4 reporting a transaction involving the sale of 9,000 common shares, two days late on July 11, 2008.


                        ITEM 11. - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation and Other Information" of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders to be held September 25, 2008. See Item 5 of this Annual Report on Form 10-K for information concerning the Company's equity compensation plans.

  ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                           RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance," of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders to be held September 25, 2008.


     ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                                  INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled "Certain Transactions" and "Director Independence" of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders to be held September 25, 2008.


                ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled "Independent Accountants" of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders to be held September 25, 2008.

Prior to September 30, 2008, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.


                                     PART IV

                   ITEM 15.- EXHIBITS AND FINANCIAL STATEMENT
                                    SCHEDULES

  (a) 1. LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

Consolidated Balance Sheets - May 30, 2008 and June 1, 2007

Consolidated Statements of Operations- Years ended May 30, 2008 and June 1, 2007

Consolidated Statements of Changes in Stockholders' Equity- Years ended May 30, 2008 and June 1, 2007

Consolidated Statements of Cash Flows- Years ended May 30, 2008 and June 1, 2007

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

10.16 Real Property Purchase and Sale Agreement dated May 2, 2008 whereby Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc. re-acquired certain real property in Nashville, Tennessee.

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

GOLDEN ENTERPRISES, INC.

By /s/Patty Townsend                                        August 22, 2008
---------------------                                       ---------------
Patty Townsend                                                    Date
Vice President, Secretary and Principal Financial
Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                            Title                  Date
      ---------                            -----                  ----


/s/John S. Stein                      Chairman of Board        August 22, 2008
---------------------------------
John S. Stein


/s/Mark W. McCutcheon                 Chief Executive          August 22, 2008
---------------------------------     Officer, President
Mark W. McCutcheon                    and Director


/s/Patty Townsend                     Vice President,          August 22, 2008
---------------------------------     Secretary and
Patty Townsend                        Principal Financial
                                      Officer


/s/F. Wayne Pate                      Director                 August 22, 2008
---------------------------------
F. Wayne Pate


/s/Edward R. Pascoe                   Director                 August 22, 2008
---------------------------------
Edward R. Pascoe


/s/John P. McKleroy, Jr.              Director                 August 22, 2008
---------------------------------
John P. McKleroy, Jr.


/s/James I. Rotenstreich              Director                 August 22, 2008
---------------------------------
James I. Rotenstreich


/s/John S.P. Samford                  Director                 August 22, 2008
---------------------------------
John S.P. Samford


/s/J. Wallace Nall, Jr.               Director                 August 22, 2008
---------------------------------
J. Wallace Nall, Jr.


/s/Joann F. Bashinsky                 Director                 August 22, 2008
---------------------------------
Joann F. Bashinsky

                                   SCHEDULE II


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

            For the Fiscal Years Ended May 30, 2008 and June 1, 2007

                                                    Additions
                                      Balance at    Charged to                   Balance
                                      Beginning     Costs and                    at End
Allowance for Doubtful Accounts        of Year       Expenses     Deductions     of Year
----------------------------------   ===========   ===========   ===========   ===========

Year ended June 1, 2007               $133,422       $ 41,823      $ 62,330      $112,915
                                     ===========   ===========   ===========   ===========

Year ended May 30, 2008               $112,915       $  ---        $ 42,915      $ 70,000
                                     ===========   ===========   ===========   ===========

                                INDEX TO EXHIBITS
                                -----------------




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

10.16 Real Property Purchase and Sale Agreement dated May 2, 2008 whereby Golden 47 Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc. re-acquired certain real property in Nashville, Tennessee.

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- 57 Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- 58 Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- 59 Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- 60 Oxley Act of 2002.

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