Form 10-Q
period 2008-08-29
GOLDEN ENTERPRISES INC
filed 2008-10-09
CIK 42228

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended August 29, 2008
                                                ---------------

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


                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

          DELAWARE                                           63-0250005

 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

One Golden Flake Drive
Birmingham, Alabama                                               35205
------------------------------------------------        ------------------------
   (Address of Principle Executive Offices)                    (Zip Code)

                                 (205) 458-7316
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). (Check one):

Large accelerated filer   Accelerated filer    Non-accelerated filer     Smaller reporting company  X
                      ---                  ---                      ---                            ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2008.

                                                          Outstanding at
                    Class                               September 30, 2008
                    -----                               ------------------
Common Stock, Par Value $0.66 2/3                           11,770,743

                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.              FINANCIAL INFORMATION                                                          Page No.

Item 1               Financial Statements (unaudited)

                     Condensed Consolidated Balance Sheets
                     August 29, 2008 (unaudited) and May 30, 2008                                       3

                     Condensed Consolidated Statements of Income (unaudited)
                     Thirteen Weeks Ended August 29, 2008 and August 31, 2007                           4

                     Condensed Consolidated Statements of Cash Flows
                     (unaudited)- Thirteen Weeks Ended August 29, 2008 and August 31, 2007
                                                                                                        5
                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                                                             7

                     Report of Independent Registered Public Accounting Firm                           10

Item 2               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                               11

Item 3               Quantitative and Qualitative
                     Disclosure About Market Risk                                                      14

Item 4               Controls and Procedures                                                           14

Part II.             OTHER INFORMATION                                                                 14

Item 1               Legal Proceedings                                                                 14

Item 1-A             Risk Factors                                                                      15

Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                       15

Item 3               Defaults Upon Senior Securities                                                   15

Item 4               Submission of Matters to a Vote of Security Holders                               15

Item 5               Other Information                                                                 15

Item 6               Exhibits                                                                          16



                                                   PART I. FINANCIAL INFORMATION
                                                    ITEM 1. FINANCIAL STATEMENTS
                                              GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                          (Unaudited)    (Audited)
                                                                                                           August 29,     May 30,
                                                                                                             2008          2008
                                                                                                          ------------  ------------
                                                               ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                                               $    322,405  $    442,756
 Receivables, net                                                                                           8,008,254     7,940,547
 Inventories:
  Raw materials and supplies                                                                                1,329,644     1,467,400
  Finished goods                                                                                            3,499,581     2,870,698
                                                                                                          ------------  ------------
                                                                                                            4,829,225     4,338,098
                                                                                                          ------------  ------------

 Prepaid expenses                                                                                           2,180,639     1,642,959
 Deferred income taxes                                                                                        649,420       649,420
                                                                                                          ------------  ------------
  Total current assets                                                                                     15,989,943    15,013,780
                                                                                                          ------------  ------------

 Property, plant and equipment, net                                                                        14,314,416    14,629,336
 Other assets                                                                                               2,458,211     2,592,929
                                                                                                          ------------  ------------

   Total                                                                                                 $ 32,762,570  $ 32,236,045
                                                                                                          ============  ============

                                  LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
 Checks outstanding in excess of bank balances                                                           $    825,796  $    817,370
 Accounts payable                                                                                           4,655,137     3,567,939
 Accrued income taxes                                                                                         188,106       160,619
 Other accrued expenses                                                                                     4,804,882     4,989,684
 Salary continuation plan                                                                                     134,650       131,993
 Line of credit outstanding                                                                                 1,125,556     1,484,368
                                                                                                          ------------  ------------

  Total current liabilities                                                                                11,734,127    11,151,973
                                                                                                          ------------  ------------

LONG-TERM LIABILITIES
 Salary continuation plan                                                                                   1,480,224     1,499,421
 Deferred income taxes                                                                                        620,077       620,077
                                                                                                          ------------  ------------

Total long-term liabilities                                                                                 2,100,301     2,119,498
                                                                                                          ------------  ------------


STOCKHOLDER'S EQUITY
 Common stock - $.66-2/3 par value:
 35,000,000 shares authorized
 Issued 13,828,793 shares                                                                                   9,219,195     9,219,195
 Additional paid-in capital                                                                                 6,497,954     6,497,954
 Retained earnings                                                                                         14,046,842    14,060,942
                                                                                                          ------------  ------------
                                                                                                           29,763,991    29,778,091
 Less: Cost of common shares in treasury (2,051,784 shares at August 29, 2008
  and 2,039,886 shares at May 30, 2008)                                                                   (10,835,849)  (10,813,517)
                                                                                                          ------------  ------------

  Total stockholder's equity                                                                               18,928,142    18,964,574
                                                                                                          ------------  ------------

   Total                                                                                                 $ 32,762,570  $ 32,236,045
                                                                                                          ============  ============

See Accompanying Notes to Condensed Consolidated Financial Statements


                                                GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                                                      Thirteen          Thirteen
                                                                                                        Weeks            Weeks
                                                                                                        Ended            Ended
                                                                                                   August 29, 2008  August 31, 2007
                                                                                                  ---------------- -----------------

Net sales                                                                                         $    29,850,688  $     28,394,228
Cost of sales                                                                                          15,385,271        14,407,799
                                                                                                   ---------------  ----------------
Gross margin                                                                                           14,465,417        13,986,429

Selling, general and administrative expenses                                                           13,879,057        12,681,882
                                                                                                   ---------------  ----------------
Operating Income                                                                                          586,360         1,304,547
                                                                                                   ---------------  ----------------

Other income (expenses):
  Gain on sale of assets                                                                                   44,911            10,500
  Interest expense                                                                                        (59,944)          (32,743)
  Other income                                                                                              9,496            52,733
                                                                                                   ---------------  ----------------
    Total other income (expenses)                                                                          (5,537)           30,490
                                                                                                   ---------------  ----------------

  Income before income taxes                                                                              580,823         1,335,037
  Income taxes                                                                                            226,357           492,664
                                                                                                   ---------------  ----------------
  Net income                                                                                      $       354,466  $        842,373
                                                                                                   ===============  ================

PER SHARE OF COMMON STOCK
  Basic earnings per share                                                                        $          0.03  $           0.07
  Diluted earnings per share                                                                      $          0.03  $           0.07

Weighted average number of common
  stock share outstanding:
  Basic                                                                                                11,783,385        11,835,288
  Diluted                                                                                              11,783,385        11,835,288

Cash dividends paid per share of
  common stock                                                                                    $        0.0313  $         0.0313

See Accompanying Notes to Condensed Consolidated Financial Statements

                                              GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                      Thirteen          Thirteen
                                                                                                    Weeks Ended       Weeks Ended
                                                                                                  August 29, 2008   August 31, 2007
                                                                                                  ----------------  ----------------



CASH FLOWS FROM OPERATING ACTIVITIES

 Cash received from customers                                                                    $     29,782,981  $     29,049,777
 Miscellaneous income                                                                                       9,496            52,733
 Cash paid to suppliers & employees                                                                   (14,372,274)      (14,611,733)
 Cash paid for operating expenses                                                                     (14,317,509)      (13,336,325)
 Income taxes (paid)/received                                                                            (198,870)         (339,443)
 Interest expenses paid                                                                                   (59,944)          (32,743)
                                                                                                  ----------------  ----------------
 Net cash from operating activities                                                                       843,880           782,266


CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property, plant and equipment                                                               (274,457)         (348,449)
 Proceeds from sale of property, plant and equipment                                                       51,510            11,500
 Collection of notes receivable                                                                                 -            14,099
                                                                                                  ----------------  ----------------
 Net cash used in investing activities                                                                   (222,947)         (322,850)


CASH FLOWS FROM FINANCING ACTIVITIES

 Debt proceeds                                                                                          5,538,561         5,252,017
 Debt repayments                                                                                       (5,897,373)       (5,880,880)
 Change in checks outstanding in excess of bank
  balances                                                                                                  8,426           429,418
 Cash dividends paid                                                                                     (368,566)         (369,856)
 Purchases of treasury shares                                                                             (22,332)             (301)
                                                                                                  ----------------  ----------------
 Net cash used in financing activities                                                                   (741,284)         (569,602)


Net change in cash and cash equivalents                                                                  (120,351)         (110,186)
Cash and cash equivalents at beginning of period                                                          442,756           706,852
                                                                                                  ----------------  ----------------
Cash and cash equivalents at end of period                                                       $        322,405  $        596,666
                                                                                                  ================  ================

See Accompanying Notes to Condensed Consolidated Financial Statements


                                              GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

                                 RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
                                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 2008 AND AUGUST 31, 2007




                                                                                                     Thirteen           Thirteen
                                                                                                    Weeks Ended       Weeks Ended
                                                                                                  August 29, 2008   August 31, 2007
                                                                                                 -----------------  ----------------

 Net Income                                                                                     $         354,466  $        842,373
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                                            582,778           573,056
 Gain on sale of property and equipment                                                                   (44,911)          (10,500)

Changes in operating assets and liabilities:
 Change in receivables - net                                                                              (67,707)          655,549
 Change in inventories                                                                                   (491,127)          294,951
 Change in prepaid expenses                                                                              (537,680)         (480,966)
 Change in other assets                                                                                   134,718            47,911
 Change in accounts payable                                                                             1,087,198          (904,956)
 Change in accrued expenses                                                                              (184,802)         (370,869)
 Change in salary continuation                                                                            (16,540)          (17,504)
 Change in accrued income taxes                                                                            27,487           153,221
                                                                                                 -----------------  ----------------

 Net cash provided by operating activities                                                      $         843,880  $        782,266
                                                                                                 =================  ================

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements of Golden Enterprises, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Golden Enterprises, Inc. and subsidiary ("the Company") Annual Report on Form 10-K for year ended May 30, 2008.

2. The consolidated results of operations for the thirteen weeks ended August 29, 2008 are not necessarily indicative of the results to be expected for the fifty-three week fiscal year ending June 5, 2009.

3. The following tables summarize the prepaid assets accounts at August 29, 2008 and August 31, 2007.

                                                      Prepaid Breakdown




                                               August 29, 2008   August 31, 2007
                                               ----------------  ---------------

     Truck Shop Supplies                      $         716,456 $        694,622
     Insurance Deposit                                  188,959          227,640
     Slotting Fees                                      193,268          218,292
     Deferred Advertising Fees                          727,371          617,625
     Prepaid Insurance                                  154,141          194,367
     Prepaid Taxes/Licenses                             139,392          116,092
     Prepaid Dues/Supplies                               32,673            6,872
     Other                                               28,379           28,356
                                               ----------------  ---------------

                                              $       2,180,639 $      2,103,866
                                               ================  ===============


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

6. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended August 29, 2008 and August 31, 2007:

                                                     -------------------- ---------------------
                                                           Thirteen             Thirteen
                                                         Weeks Ended           Weeks Ended
                                                       August 29, 2008       August 31, 2007
                                                     -------------------- ---------------------

     Weighted average number of common shares used in
      computing basic earnings per share                       11,783,385            11,835,288

     Effect of dilutive stock options                                   0                     0
                                                     -------------------- ---------------------

     Weighted average number of common shares and
      dilutive potential common stock used in
      computing dilutive earnings per share                    11,783,385            11,835,288
                                                     ==================== =====================

     Stock options excluded from the above
      reconciliation because they are anti-dilutive               369,000               369,000
                                                     ==================== =====================

7. The Company has a letter of credit in the amount of $2,314,857 outstanding at August 29, 2008 compared to $2,668,846 at August 31, 2007. The letter of credit supports the Company's commercial self-insurance program.

8. The Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt as of August 29, 2008 was $1,125,556 with an interest rate of 7.75%, leaving the Company with $874,444 of credit availability. The Company's line-of-credit debt as of August 31, 2007 was $264,712 with an interest rate of 8.25%, leaving the Company with $1,735,288 of credit availability.

9. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

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

10. On August 20, 2008, the Company executed a Purchase and Sale Agreement to sell property located at 2926 Kraft Drive in Nashville, Tennessee and across the street from this address for $2,100,000. The property is scheduled to close in the second quarter of 2009.

11. On September 10, 2008, the Company executed a Purchase and Sale Agreement to sell property located at 4771 Phyllis Street, Jacksonville, Florida for $200,000. The property is scheduled to close in the second quarter of 2009.

12. On July 7, 2008, the Company executed a Purchase and Sale Agreement to sell property located at 321 Marble Mill Road, Marietta, Georgia for $556,000. The sale of the property occurred on September 25, 2008.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------





We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of August 29, 2008, and the related condensed consolidated statements of income and cash flows for the thirteen week periods ended August 29, 2008 and August 31, 2007. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of May 30, 2008 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fiscal year then ended (not presented herein), and in our report dated July 30, 2008 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 30, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.






Birmingham, Alabama
September 25, 2008                     DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

                                     ITEM 2
                                     ------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. This discussion should be read in conjunction with our recent SEC filings, including Form 10-K for the year ended May 30, 2008. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Future events and their effects cannot be determined with absolute certainty. Therefore, management's determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates including those considered significant and discussed in detail in Form 10-K for the year ended May 30, 2008. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

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

The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed through the independent distributors and approximately 328 route representatives who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.


Liquidity and Capital Resources

At August 29, 2008 and May 30, 2008, working capital was $4,255,816 and $3,861,807, respectively.

Cash was used to purchase 11,898 shares of treasury stock this quarter in the amount of $22,332. The Company's current ratio was 1.36 to 1.00 at August 29, 2008 compared to 1.35 to 1.00 at May 30, 2008.

Accounts Receivable and Allowance for Doubtful Accounts

At August 29, 2008 and May 30, 2008 the Company had accounts receivables in the amount of $8,008,254 and $7,940,547, net of an allowance for doubtful accounts of $70,000 and $70,000, respectively.

The following table summarizes the Company's customer accounts receivable profile as of August 29, 2008 and May 30, 2008:


                    Amount Range                         No. of Customers
                    ------------                         ----------------

                                                   August 29, 2008     May 30, 2008

     Less than $1,000.00                                     1,077            1,118
     $1,001.00-$10,000.00                                      530              558
     $10,001.00-$100,000.00                                    120              113
     $100,001.00-$500,000.00                                     7                8
     $500,001.00-$1,000,000.00                                   1                1
     $1,000,001.00-$2,500,000.00                                 0                0
                                                ------------------ ----------------

     Total All Accounts                                      1,735            1,798
                                                ================== ================

The following table summarizes the significant contractual obligations of the Company as of August 29, 2008:

Contractual Obligations            Total          Current        2-3 Years        4-5 Years      Thereafter
-----------------------            -----          -------        ---------        ---------      ----------
Vehicle Lease                  $    3,755,123  $     902,270  $      1,802,781  $   1,050,072  $             -
Salary Continuation Plan            1,614,874        134,650           303,756        356,271          820,197
                               --------------  -------------  ----------------  -------------  ---------------
Total Contractual Obligations  $    5,369,997  $   1,036,920  $      2,106,537  $   1,406,343  $       820,197
                               ==============  =============  ================  =============  ===============

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended August 29, 2008, net sales increased 5.1% from the comparable period in fiscal 2008. This year's first quarter cost of sales was 51.5% of net sales compared to 50.7% for last year's first quarter. This year's first quarter, selling, general, and administrative expenses were 46.5% of net sales compared to 44.7% for last year's first quarter.

The following tables compare manufactured products to resale products:

                                               Manufactured Products-Resale Products

                             Thirteen Weeks Ended                                   Thirteen Weeks Ended
                               August 29, 2008                                        August 31, 2007
Sales                                                   %                                    %
Manufactured Products       $          23,835,378           79.8%  $    22,933,096                  80.8%
Resale Products                         6,015,310           20.2%        5,461,132                  19.2%
                            --------------------- ---------------  ---------------  ---------------------
Total                       $          29,850,688          100.0%  $    28,394,228                 100.0%
                            ===================== ===============  ===============  =====================


Gross Margin                                            %                                    %
Manufactured Products       $          12,106,591           50.8%  $    12,210,069                  53.2%
Resale Products                         2,358,826           39.2%        1,776,360                  32.5%
                            --------------------- ---------------  ---------------  ---------------------
Total                       $          14,465,417           48.5%  $    13,986,429                  49.3%
                            ===================== ===============  ===============  =====================

The Company's gain on sales of assets for the thirteen weeks ended August 29, 2008 in the amount of $44,911 was from the sale of used transportation equipment.

For last year's thirteen weeks the gain on sale of assets was $10,500 from the sale of used equipment for cash.

The Company's effective tax rate for the first quarter was 39.0% compared to 36.9% for the last year's first quarter.

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

Subsequent Event


On July 7, 2008, the Company executed a Purchase and Sale Agreement to sell property located at 321 Marble Mill Road, Marietta, GA for $556,000. The sale of the property occurred on September 25, 2008.

Significant Events

On August 20, 2008, the Company executed a Purchase and Sale Agreement to sell property located at 2926 Kraft Drive in Nashville, Tennessee and across the street from this address for $2,100,000. The property is scheduled to close in the second quarter of 2009.


On September 10, 2008 the Company executed a Purchase and Sale Agreement to sell property located at 4771 Phyllis Street, Jacksonville, Florida for $200,000. The property is scheduled to close in the second quarter of 2009.

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

Not Applicable.


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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the Company's first fiscal quarter ended August 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.


                            PART II OTHER INFORMATION

                                     ITEM 1
                                     ------

                                LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company or its subsidiary other than routine litigation incidental to the business of the Company and its subsidiary.

                                    ITEM 1-A
                                    --------

                                  RISK FACTORS

There are no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

                                     ITEM 2
                                     ------

                     UNREGISTERED SALES OF EQUITY SECURITIES
                               AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this report.

Registrant Purchases of Equity Securities.

Cash was used to purchase 11,898 shares of treasury stock for the quarterly period ended August 29, 2008 in the amount of $21,902. In addition, commission fees in the sum of $430 were paid to the broker.

ISSUER PURCHASES OF EQUITY SECURITIES

Period                           (a) Total      (b) Average Price Paid    (c) Total Number of    (d) Maximum Number
                                 Number of        per Share (or Unit)            Shares            (or Approximate
                                   Shares                                      (or Units)         Dollar Value) of
                                 (or Units)                                Purchased as Part      Shares (or Units)
                                 Purchased                                    of Publicly          that May Yet Be
                                                                           Announced Plans or    Purchased Under the
                                                                                Programs          Plans or Programs

May 30 to June 27                         -0-             -0-
June 28 to August 1                     9,906            $1.86
August 2 to August 29                   1,992            $1.97
Total First Quarter                    11,898            $1.88

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


     10.17 Purchase and Sale Agreement executed between Golden Flake Snack Foods, Inc. as Seller, and Alternative Communications, Inc., as Purchaser, with an effective date of September 10, 2008, for the sale of real property and improvements being located at 4771 Phyllis, Jacksonville, Duval County, Florida.


     10.18 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc. as Seller, and Michael L. Rankin, as Purchaser, with an effective date of August 20 2008, for the sale of real property located at 2926 Kraft Drive, Nashville, County of Davidson, State of Tennessee and undeveloped real property located across the road from 2926 Kraft Drive.


     10.19 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc., as Seller, and Steve Bacorn, as Purchaser, with an effective date of July 7, 2008, for the sale of land and improvements located in Cobb County, Address being 321 Marble Mill Road, Marietta, Georgia


     14.1 Golden Enterprises, Inc.'s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to
          Exhibit 14.1 to Golden Enterprises, Inc. May 31, 004 From 10-K with the Commission).


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


                                        GOLDEN ENTERPRISES, INC.
                                        -----------------------
                                                 (Registrant)

 Dated: October 9, 2008                 /s/Mark W. McCutcheon
        ---------------                 ---------------------
                                           Mark W. McCutcheon
                                           President and
                                           Chief Executive Officer


 Dated:  October 9, 2008                /s/ Patty Townsend
         ---------------                ------------------
                                          Patty Townsend
                                          Vice-President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)