Form 10-Q
period 2008-11-28
GOLDEN ENTERPRISES INC
filed 2009-01-15
CIK 42228

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (twenty-six weeks) period ended November 28, 2008


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


                            GOLDEN ENTERPRISES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     63-0250005

(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification No.)

One Golden Flake Drive
Birmingham, Alabama                                       35205
-----------------------------------------    -----------------------------------
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
Large  accelerated  filer    Accelerated filer    Non-accelerated filer
                         ---                  ---                      ---
Smaller reporting company  X
                          ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2008.

                                                       Outstanding at
            Class                                     December 31, 2008
            -----                                     -----------------
Common Stock, Par Value $0.66 2/3                        11,746,632


                            GOLDEN ENTERPRISES, INC.

                                      INDEX

Part I.              FINANCIAL INFORMATION                                                          Page No.

Item 1               Financial Statements (unaudited)

                     Condensed Consolidated Balance Sheets
                     November 28, 2008 (unaudited) and May 30, 2008                                     3
                     Condensed Consolidated Statements of Income (unaudited)
                     Thirteen Weeks and Twenty-Six  Ended November 28, 2008 and November 30,            4
                     2007

                     Condensed Consolidated Statements of Cash Flows
                     (unaudited)- Twenty-Six Weeks Ended November 28, 2008 and November 30,
                     2007                                                                               5
                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                                                             7

                     Report of Independent Registered Public Accounting Firm                            9

Item 2               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                               10

Item 3               Quantitative and Qualitative
                     Disclosure About Market Risk                                                      13

Item 4               Controls and Procedures                                                           13

Part II.             OTHER INFORMATION                                                                 14

Item 1               Legal Proceedings                                                                 14

Item 1-A             Risk Factors                                                                      14
Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                       14

Item 3               Defaults Upon Senior Securities                                                   14

Item 4               Submission of Matters to a Vote of Security Holders                               15

Item 5               Other Information                                                                 15

Item 6               Exhibits                                                                          16


                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)     (Audited)
                                                                                 November 28,     May 30,
                                                                                    2008           2008
                                                                                 ------------   ------------
                                                   ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                      $  2,440,684   $    442,756
 Receivables, net                                                                  7,954,543      7,940,547
 Inventories:
  Raw materials and supplies                                                       1,666,114      1,467,400
  Finished goods                                                                   2,956,670      2,870,698
                                                                                 ------------   ------------
                                                                                   4,622,784      4,338,098
                                                                                 ------------   ------------

 Prepaid expenses                                                                  1,997,244      1,642,959
 Deferred income taxes                                                               649,420        649,420
                                                                                 ------------   ------------
  Total current assets                                                            17,664,675     15,013,780
                                                                                 ------------   ------------

 Property, plant and equipment, net                                               12,286,151     14,629,336
 Other assets                                                                      2,286,266      2,592,929
                                                                                 ------------   ------------

   Total                                                                        $ 32,237,092   $ 32,236,045
                                                                                 ============   ============

                                     LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
 Checks outstanding in excess of bank balances                                  $          -   $    817,370
 Accounts payable                                                                  3,832,496      3,567,939
 Accrued income taxes                                                                293,276        160,619
 Other accrued expenses                                                            4,696,269      4,989,684
 Salary continuation plan                                                            137,361        131,993
 Line of credit outstanding                                                        1,995,436      1,484,368
                                                                                 ------------   ------------

  Total current liabilities                                                       10,954,838     11,151,973
                                                                                 ------------   ------------

LONG-TERM LIABILITIES
 Salary continuation plan                                                          1,457,018      1,499,421
 Deferred income taxes                                                               620,077        620,077
                                                                                 ------------   ------------

  Total long-term liabilities                                                      2,077,095      2,119,498
                                                                                 ------------   ------------


STOCKHOLDER'S EQUITY
 Common stock - $.66-2/3 par value:
 35,000,000 shares authorized
 Issued 13,828,793 shares                                                          9,219,195      9,219,195
 Additional paid-in capital                                                        6,497,954      6,497,954
 Retained earnings                                                                14,376,809     14,060,942
                                                                                 ------------   ------------
                                                                                  30,093,958     29,778,091
 Less: Cost of common shares in treasury (2,082,161 shares at November 28, 2008
  and 2,039,886 shares at May 30, 2008)                                          (10,888,799)   (10,813,517)
                                                                                 ------------   ------------

  Total stockholder's equity                                                      19,205,159     18,964,574
                                                                                 ------------   ------------

   Total                                                                        $ 32,237,092   $ 32,236,045
                                                                                 ============   ============


See Accompanying Notes to Condensed Consolidated Financial Statements


                     GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                         Thirteen          Thirteen         Twenty-Six        Twenty-Six
                                                           Weeks             Weeks             Weeks             Weeks
                                                           Ended             Ended             Ended             Ended
                                                     November 28, 2008 November 30, 2007 November 28, 2008 November 30, 2007
                                                    ------------------ ----------------- ----------------- -----------------
Net sales                                                 $29,155,330       $27,504,759       $59,006,018       $55,898,987
Cost of sales                                              15,791,595        14,213,757        31,176,866        28,621,556
                                                     ----------------- ----------------- ----------------- -----------------
Gross margin                                               13,363,735        13,291,002        27,829,152        27,277,431

Selling, general and administrative expenses               13,010,121        12,986,925        26,889,178        25,668,807
                                                     ----------------- ----------------- ----------------- -----------------
  Operating income                                            353,614           304,077           939,974         1,608,624
                                                     ----------------- ----------------- ----------------- -----------------

Other income (expenses):
  Gain on sale of assets                                      804,767            34,245           849,678            44,745
  Interest expense                                            (48,308)          (42,175)         (108,252)          (74,918)
  Other income                                                 15,691            47,393            25,187           100,126
                                                     ----------------- ----------------- ----------------- -----------------
 Total other income (expenses)                                772,150            39,463           766,613            69,953
                                                     ----------------- ----------------- ----------------- -----------------

Income before income taxes                                  1,125,764           343,540         1,706,587         1,678,577
Income taxes                                                  427,646           148,215           654,003           640,879
                                                     ----------------- ----------------- ----------------- -----------------
 Net income                                               $   698,118       $   195,325       $ 1,052,584       $ 1,037,698
                                                     ================= ================= ================= =================

PER SHARE OF COMMON STOCK
 Basic earnings                                           $      0.06       $      0.02       $      0.09       $      0.09
 Diluted earnings                                         $      0.06       $      0.02       $      0.09       $      0.09

Weighted average number of common
 stock share outstanding:
      Basic                                                11,757,956        11,825,742        11,770,671        11,830,515
      Diluted                                              11,757,956        11,825,742        11,770,671        11,830,515

Cash dividends paid per share of
      common stock                                        $    0.0313       $    0.0313       $    0.0626       $    0.0626


See Accompanying Notes to Condensed Consolidated Financial Statements


                           GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                          Twenty-Six           Twenty-Six
                                                          Weeks Ended          Weeks Ended
                                                       November 28, 2008    November 30, 2007
                                                       -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Cash received from customers                         $  58,992,022        $  56,705,018
 Miscellaneous income                                        25,187              100,126
 Cash paid to suppliers & employees                     (30,357,320)         (28,513,530)
 Cash paid for operating expenses                       (26,931,843)         (25,957,638)
 Income taxes paid                                         (521,346)            (787,392)
 Interest expenses paid                                    (108,252)             (74,918)
                                                       -----------------    -----------------
 Net cash from operating activities                       1,098,448            1,471,666


CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property, plant and equipment                 (670,111)            (957,016)
 Proceeds from sale of property, plant and equipment      2,687,892               46,945
 Collection of notes receivable                                   -               28,487
                                                       -----------------    -----------------
 Net cash provided by (used in) investing activities      2,017,781             (881,584)


CASH FLOWS FROM FINANCING ACTIVITIES

 Debt proceeds                                           10,039,428           13,469,903
 Debt repayments                                         (9,528,360)         (13,550,916)
 Change in checks outstanding in excess of bank
  balances                                                 (817,370)             229,974
 Cash dividends paid                                       (736,717)            (739,709)
 Purchases of treasury shares                               (75,282)             (49,153)
                                                       -----------------    -----------------
 Net cash used in financing activities                   (1,118,301)            (639,901)


Net change in cash and cash equivalents                   1,997,928              (49,819)
Cash and cash equivalents at beginning of period            442,756              706,852
                                                       -----------------    -----------------
Cash and cash equivalents at end of period            $   2,440,684        $     657,033
                                                       =================    =================


See Accompanying Notes to Condensed Consolidated Financial Statements


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

       RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
     FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 28, 2008 AND NOVEMBER 30, 2007




                                                                    Twenty-Six          Twenty-Six
                                                                   Weeks Ended         Weeks Ended
                                                                November 28, 2008   November 30, 2007
                                                                ------------------  ------------------
 Net Income                                                    $        1,052,584  $        1,037,698
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                      1,175,082           1,139,806
     Gain on sale of property and equipment                              (849,678)            (44,745)

Changes in operating assets and liabilities:
 Change in receivables - net                                              (13,996)            806,031
 Change in inventories                                                   (284,686)           (386,363)
 Change in prepaid expenses                                              (354,285)           (142,683)
 Change in other assets                                                   306,663              44,381
 Change in accounts payable                                               264,557            (313,733)
 Change in accrued expenses                                              (293,415)           (486,609)
 Change in salary continuation                                            (37,035)            (35,604)
 Change in accrued income taxes                                           132,657            (146,513)
                                                                ------------------  ------------------

   Net cash provided by operating activities                   $        1,098,448  $        1,471,666
                                                                ==================  ==================


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

2. The consolidated results of operations for the twenty-six weeks ended November 28, 2008 are not necessarily indicative of the results to be expected for the fifty-three week fiscal year ending June 5, 2009.

3. The following tables summarize the prepaid assets accounts at November 28, 2008 and May 30, 2008.

                                  Prepaid Breakdown


                                         November 28, 2008     May 30, 2008
                                         -----------------   ----------------

        Truck Shop Supplies             $          710,237  $         717,802
        Insurance Deposit                          188,959            188,959
        Slotting Fees                              137,516            202,391
        Deferred Advertising Fees                  496,242                  -
        Prepaid Insurance                          162,182            285,777
        Prepaid Taxes/Licenses                     155,656            200,445
        Prepaid Dues/Supplies                      127,041             10,237
        Other                                       19,411             37,348
                                         -----------------   ----------------

                                        $        1,997,244  $       1,642,959
                                         =================   ================



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

6. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the twenty-six weeks ended November 28, 2008 and November 30, 2007:

                                                                                -----------------   -----------------
                                                                                   Twenty-Six          Twenty-Six
                                                                                  Weeks Ended         Weeks Ended
                                                                                November 28, 2008   November 30, 2007
                                                                                -----------------   -----------------
        Weighted average number of common shares used in computing basic
         earnings per share                                                         11,770,671          11,830,515

        Effect of dilutive stock options                                                     0                   0
                                                                                -----------------   -----------------

        Weighted average number of common shares and dilutive potential
         common stock used in computing dilutive earnings per share                 11,770,671          11,830,515
                                                                                =================   =================

        Stock options excluded from the above reconciliation because they are
         anti-dilutive                                                                 369,000             369,000
                                                                                =================   =================

7. The Company has a letter of credit in the amount of $2,264,857 outstanding at November 28, 2008 compared to $2,314,857 at November 30, 2007. The letter of credit supports the Company's commercial self-insurance program.

8. The Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt as of November 28, 2008 was $1,995,436 with an interest rate of 4.00%, leaving the Company with $4,564 of credit availability. The Company's line-of-credit debt as of November 30, 2007 was $812,562 with an interest rate of 7.75%, leaving the Company with $1,187,438 of credit availability.

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

10. On November 25, 2008, the Company closed the sale of the property located at 2926 Kraft Drive in Nashville, Tennessee and across the street from this address for $2,100,000.

11. On October 22, 2008 the Purchaser cancelled, within the due diligence period provided for in the contract, the Purchase and Sale Agreement to purchased the property located at 4771 Phyllis Street, Jacksonville, Florida for $200,000.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of November 28, 2008, and the related condensed consolidated statements of income and cash flows for the twenty-six week periods ended November 28, 2008 and November 30, 2007. These financial statements are the responsibility of the Company's management.

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






 Birmingham, Alabama
 January 8, 2009                DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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

The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed through the independent distributors and approximately 322 route representatives who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.


Liquidity and Capital Resources

At November 28, 2008 and May 30, 2008, working capital was $6,709,837 and $3,861,807, respectively.

Cash was used to purchase 30,377 shares of treasury stock this quarter in the amount of $52,950. The Company's current ratio was 1.61 to 1.00 at November 28, 2008 compared to 1.35 to 1.00 at May 30, 2008.

Accounts Receivable and Allowance for Doubtful Accounts

At November 28, 2008 and May 30, 2008 the Company had accounts receivables in the amount of $7,954,543 and $7,940,547, net of an allowance for doubtful accounts of $70,000 and $70,000, respectively.

The following table summarizes the Company's customer accounts receivable profile as of November 28, 2008 and May 30, 2008:

                Amount Range                    No. of Customers
                ------------                    ----------------

                                         November 28, 2008      May 30, 2008

         Less than $1,000.00                         1,053             1,118
         $1,001.00-$10,000.00                          524               558
         $10,001.00-$100,000.00                        116               113
         $100,001.00-$500,000.00                         6                 8
         $500,001.00-$1,000,000.00                       1                 1
         $1,000,001.00-$2,500,000.00                     0                 0
                                         -----------------  ----------------

         Total All Accounts                          1,700             1,798
                                         =================  ================

Contractual Obligations

The following table summarizes the significant contractual obligations of the Company as of November 28, 2008:

Contractual Obligations             Total          Current        2-3 Years        4-5 Years      Thereafter
------------------------------   ------------    -----------    --------------    -----------    -------------
Vehicle Lease                      $3,604,745     $  902,270        $1,799,505     $  902,970         $      -
Salary Continuation Plan            1,594,379        137,361           309,871        363,444          783,703
                                 ------------    -----------    --------------    -----------    -------------
Total Contractual Obligations      $5,199,124     $1,039,631        $2,109,376     $1,266,414         $783,703
                                 ============    ===========    ==============    ===========    =============

Other Commitments

Available   cash,   cash  from   operations  and  available   credit  under  the
line-of-credit   are  expected  to  be  sufficient  to  meet   anticipated  cash
expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended November 28, 2008, net sales increased 6.0% from the comparable period in fiscal 2008. For the twenty-six weeks ended November 28, 2008, net sales increased 5.6% from the comparable period in fiscal 2008. This year's second quarter cost of sales was 54.2% of net sales compared to 51.7% for last year's second quarter. This year's second quarter, selling, general and administrative expenses were 44.6% of net sales compared to 47.2% for last year's second quarter. This year's year to date selling, general and administrative expenses were 45.6% of net sales compared to 45.9% for last year's year to date.

The following tables compare manufactured products to resale products:


                             Manufactured Products-Resale Products

                                      Thirteen Weeks Ended              Thirteen Weeks Ended
                                        November 28, 2008                November 30, 2007
Sales                                                        %                               %
Manufactured Products            $         23,227,596      79.7%    $   22,147,538         80.5%
Resale Products                             5,927,734      20.3%         5,357,221         19.5%
                                 -------------------- ----------    --------------    ----------
Total                            $         29,155,330     100.0%    $   27,504,759        100.0%
                                 ==================== ==========    ==============    ==========


Gross Margin                                                 %                               %
Manufactured Products            $         11,195,693      48.2%    $   11,592,903         52.3%
Resale Products                             2,168,042      36.6%         1,698,099         31.7%
                                 -------------------- ----------    --------------    ----------
Total                            $         13,363,735      45.8%    $   13,291,002         48.3%
                                 ==================== ==========    ==============    ==========




                                     Twenty-Six Weeks Ended            Twenty-Six Weeks Ended
                                        November 28, 2008                 November 30, 2007
Sales                                                        %                                %
Manufactured Products            $        47,063,062       79.8%    $   45,080,534          80.6%
Resale Products                           11,942,956       20.2%        10,818,453          19.4%
                                 -------------------  ----------    --------------    -----------
Total                            $        59,006,018      100.0%    $   55,898,987         100.0%
                                 ===================  ==========    ==============    ===========


Gross Margin                                                 %                                %
Manufactured Products            $        23,303,268       49.5%    $   23,802,650          52.8%
Resale Products                            4,525,884       37.9%         3,474,781          32.1%
                                 -------------------  ----------    --------------    -----------
Total                            $        27,829,152       47.2%    $   27,277,431          48.8%
                                 ===================  ==========    ==============    ===========

The Company's gain on sale of assets for the thirteen weeks ended November 28, 2008 in the amount of $804,767 was from the sale of used transportation equipment for $22,055 and from the sale of warehouse properties at Marietta, Georgia and Nashville, Tennessee for $782,712.

For last year's thirteen weeks, the gain on sale of assets was $34,245 from the sale of used equipment for cash.

The Company's effective tax rate for the thirteen weeks was 38.0% compared to 43.1% for the last year's thirteen weeks and 38.3% for the twenty-six weeks this year and 38.2% last year.

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

                                     ITEM 3
                                     ------

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (Section 229.305(e)) the Company is not required to provide the Information under this item, as it is a "Smaller Reporting Company" as defined by Rule 229.10(f)(1).


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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the

Company's internal control over financial reporting to determine whether any changes occurred during the Company's second fiscal quarter ended November 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.


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

                                     ITEM 2
                                     -------

                     UNREGISTERED SALES OF EQUITY SECURITIES
                               AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this report.

Registrant Purchases of Equity Securities.

Cash was used to purchase 30,377 shares of treasury stock for the quarterly period ended November 28, 2008 in the amount of $52,275. In addition, commission fees in the sum of $675 were paid to the broker.

ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------ --------------- ----------------------- --------------------- ----------------------
Period                                 (a) Total       (b) Average Price     (c) Total Number of    (d) Maximum Number
                                       Number of       Paid per Share (or           Shares            (or Approximate
                                         Shares              Unit)                (or Units)         Dollar Value) of
                                       (or Units)                             Purchased as Part      Shares (or Units)
                                       Purchased                                 of Publicly          that May Yet Be
                                                                              Announced Plans or    Purchased Under the
                                                                                   Programs          Plans or Programs
------------------------------------ --------------- ----------------------- --------------------- ----------------------
August 30 to September 26                     6,266          $1.79
------------------------------------ --------------- ----------------------- --------------------- ----------------------
September 27 to October 31                   24,111          $1.70
------------------------------------ --------------- ----------------------- --------------------- ----------------------
November 1 to November 28                       -0-           -0-
------------------------------------ --------------- ----------------------- --------------------- ----------------------
Total Second Quarter                         30,377          $1.72
------------------------------------ --------------- ----------------------- --------------------- ----------------------


                                     ITEM 3
                                     ------

                         DEFAULTS UPON SENIOR SECURITIES


         Not applicable.

                                     ITEM 4
                                     ------

                            SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Golden Enterprises, Inc. was held on September 25, 2008.
(b) All director nominees were elected.
(c) The following is a tabulation of the voting for the election of Directors:

                              ELECTION OF DIRECTORS

       Names                     Votes For                     Votes Withheld
       -----                     ---------                     --------------

John S. Stein                    10,725,940                            447,583
Edward R. Pascoe                 11,169,468                              4,055
John P. McKleroy, Jr.            10,748,077                            425,446
James I. Rotenstreich            11,168,268                              5,255
John S.P. Samford                11,166,201                              7,322
J. Wallace Nall, Jr.             10,722,304                            451,219
F. Wayne Pate                    10,728,469                            445,054
Joann F. Bashinsky               10,727,139                            446,384
Mark W. McCutcheon               10,795,391                            378,132


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

 Dated: January 15, 2009                       /s/Mark W. McCutcheon
        ----------------                       ---------------------
                                                  Mark W. McCutcheon
                                                  President and
                                                  Chief Executive Officer


 Dated: January 15, 2009                       /s/ Patty Townsend
        ----------------                       ------------------
                                                 Patty Townsend
                                                 Vice-President and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)