Form 10-Q
period 2009-02-27
GOLDEN ENTERPRISES INC
filed 2009-04-16
CIK 42228

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly (thirteen and thirty-nine weeks)
                         period ended February 27, 2009

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


                            GOLDEN ENTERPRISES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)



        DELAWARE                                                63-0250005

(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

One Golden Flake Drive
Birmingham, Alabama                                                  35205
----------------------------------------                          --------------
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

Large accelerated filer ___   Accelerated filer ___
Non-accelerated filer   ___   Smaller reporting company _X_


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2009.

                                                     Outstanding at
                Class                                March 31, 2009
                -----                                --------------
Common Stock, Par Value $0.66 2/3                      11,746,632

                 GOLDEN ENTERPRISES, INC.

                           INDEX

Part I.   FINANCIAL INFORMATION                                                 Page No.

Item 1    Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets
          February 27, 2009 (unaudited) and May 30, 2008                            3

          Condensed Consolidated Statements of Operations (unaudited)
          Thirteen  Weeks and Thirty-Nine Weeks Ended February 27, 2009
          and February 29, 2008                                                     4

          Condensed Consolidated Statements of Cash Flows
          (unaudited) - Thirty-Nine Weeks Ended February 27, 2009
          and February 29, 2008                                                     5

          Notes to Condensed Consolidated Financial
          Statements (unaudited)                                                    7

          Report of Independent Registered Public Accounting Firm                   9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                      10

Item 3    Quantitative and Qualitative
          Disclosure About Market Risk                                             13

Item 4    Controls and Procedures                                                  13

Part II.  OTHER INFORMATION                                                        14

Item 1    Legal Proceedings                                                        14

Item 1-A  Risk Factors                                                             14
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds              14

Item 3    Defaults Upon Senior Securities                                          15

Item 4    Submission of Matters to a Vote of Security Holders                      15

Item 5    Other Information                                                        15

Item 6    Exhibits                                                                 16

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)          (Audited)
                                                                   February 27,          May 30,
                                                                       2009                2008
                                                                  --------------      --------------
                                               ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                    $     2,498,537     $       442,756
    Receivables, net                                                   8,357,851           7,940,547
    Inventories:
      Raw materials and supplies                                       1,502,615           1,467,400
      Finished goods                                                   3,558,953           2,870,698
                                                                  --------------      --------------
                                                                       5,061,568           4,338,098

    Prepaid expenses                                                   2,088,616           1,642,959
    Deferred income taxes                                                649,420             649,420
                                                                  --------------      --------------
      Total current assets                                            18,655,992          15,013,780

    Property, plant and equipment, net                                12,927,488          14,629,336
    Other assets                                                       2,228,138           2,592,929
                                                                  --------------      --------------

        Total                                                    $    33,811,618     $    32,236,045
                                                                  ==============      ==============

              LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
    Checks outstanding in excess of bank balances                $     1,400,534     $       817,370
    Accounts payable                                                   3,721,475           3,567,939
    Accrued income taxes                                                 392,373             160,619
    Other accrued expenses                                             4,552,150           4,989,684
    Salary continuation plan                                             140,127             131,993
    Line of credit outstanding                                         1,979,008           1,484,368
                                                                  --------------      --------------

      Total current liabilities                                       12,185,667          11,151,973

LONG-TERM LIABILITIES
    Salary continuation plan                                           1,433,344           1,499,421
    Deferred income taxes                                                620,077             620,077
                                                                  --------------      --------------

      Total long-term liabilities                                      2,053,421           2,119,498


STOCKHOLDER'S EQUITY
    Common stock - $.66-2/3 par value:
    35,000,000 shares authorized
    Issued 13,828,793 shares                                           9,219,195           9,219,195
    Additional paid-in capital                                         6,497,954           6,497,954
    Retained earnings                                                 14,744,180          14,060,942
                                                                  --------------      --------------
                                                                      30,461,329          29,778,091
    Less: Cost of common shares in treasury (2,082,161 shares at
     February 27, 2009 and 2,039,886 shares at May 30, 2008)         (10,888,799)        (10,813,517)
                                                                  --------------      --------------

      Total stockholder's equity                                      19,572,530          18,964,574
                                                                  --------------      --------------

        Total                                                    $    33,811,618     $    32,236,045
                                                                  ==============      ==============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            Thirteen           Thirteen           Thirty-Nine         Thirty-Nine
                                             Weeks               Weeks               Weeks               Weeks
                                             Ended               Ended               Ended               Ended
                                       February 27, 2009   February 29, 2008   February 27, 2009   February 29, 2008
                                      ------------------- ------------------- ------------------- -------------------

Net sales                              $      30,162,920   $      27,633,971   $      89,168,938   $      83,532,958
Cost of sales                                 15,682,764          14,797,878          46,859,630          43,419,434
                                       ------------------ ------------------- ------------------- -------------------
Gross margin                                  14,480,156          12,836,093          42,309,308          40,113,524

Selling, general and administrative
 expenses                                     13,330,016          12,881,611          40,219,194          38,550,418
                                       ------------------ ------------------- ------------------- -------------------
  Operating income (loss)                      1,150,140             (45,518)          2,090,114           1,563,106

Other income (expenses):
  Gain on sale of assets                          37,265              32,664             886,943              77,409
  Interest expense                               (41,550)            (70,960)           (149,802)           (145,878)
  Other income                                    32,688              53,461              57,875             153,587
                                       ------------------ ------------------- ------------------- -------------------
    Total other income (expenses)                 28,403              15,165             795,016              85,118
                                       ------------------ ------------------- ------------------- -------------------

Income before income taxes                     1,178,543             (30,353)          2,885,130           1,648,224
Income taxes                                     443,784              (3,563)          1,097,787             637,316
                                       ------------------ ------------------- ------------------- -------------------
    Net income (loss)                  $         734,759   $         (26,790)  $       1,787,343   $       1,010,908
                                       ================== =================== =================== ===================

PER SHARE OF COMMON STOCK
    Basic earnings                     $            0.06   $               -   $            0.15   $            0.09
    Diluted earnings                   $            0.06   $               -   $            0.15   $            0.09

Weighted average number of common
    stock shares outstanding:
        Basic                                 11,746,632          11,812,150          11,762,658          11,824,393
        Diluted                               11,746,632          11,812,150          11,762,658          11,824,393

Cash dividends paid per share of
        common stock                   $          0.0313   $          0.0313   $          0.0939   $          0.0939

     See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Thirty-Nine         Thirty-Nine
                                                                     Weeks Ended         Weeks Ended
                                                                  February 27, 2009   February 29, 2008
                                                                  ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Cash received from customers                                 $        88,751,634 $        84,600,917
    Miscellaneous income                                                      57,875             153,587
    Cash paid to suppliers & employees                                   (46,189,448)        (43,269,936)
    Cash paid for operating expenses                                     (40,292,435)        (38,895,127)
    Income taxes paid                                                       (866,033)         (1,101,476)
    Interest expenses paid                                                  (149,802)           (145,878)
                                                                  ------------------  ------------------
    Net cash provided by operating activities                              1,311,791           1,342,087


CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property, plant and equipment                             (1,890,969)         (1,735,619)
    Proceeds from sale of property, plant and equipment                    2,736,542              82,150
    Collection of notes receivable                                                 -              43,160
                                                                  ------------------  ------------------
    Net cash provided by (used in) investing activities                      845,573         (1,610,309)


CASH FLOWS FROM FINANCING ACTIVITIES

    Debt proceeds                                                         15,635,605          18,411,922
    Debt repayments                                                      (15,140,965)        (17,310,421)
    Change in checks outstanding in excess of bank
      balances                                                               583,164            (95,056)
    Cash dividends paid                                                   (1,104,105)         (1,108,768)
    Purchases of treasury shares                                             (75,282)           (107,341)
                                                                  ------------------  ------------------
    Net cash used in financing activities                                   (101,583)           (209,664)
                                                                  ------------------  ------------------


Net change in cash and cash equivalents                                    2,055,781            (477,886)
Cash and cash equivalents at beginning of period                             442,756             706,852
                                                                  ------------------  ------------------
Cash and cash equivalents at end of period                       $         2,498,537 $           228,966
                                                                  ==================  ==================

     See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

       RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES FOR THE THIRTY-NINE WEEKS ENDED FEBRUARY 27, 2009 AND FEBRUARY 29, 2008

                                                                     Thirty-Nine          Thirty-Nine
                                                                     Weeks Ended          Weeks Ended
                                                                  February 27, 2009    February 29, 2008
                                                                  ------------------  -------------------
    Net Income                                                   $        1,787,343  $         1,010,908
      Adjustments to reconcile net income to net cash provided
       by operating activities:
        Depreciation and amortization                                     1,743,218            1,716,933
        Gain on sale of property and equipment                             (886,943)             (77,409)

Changes in operating assets and liabilities:
    Change in receivables - net                                            (417,304)           1,067,959
    Change in inventories                                                  (723,470)              35,630
    Change in prepaid expenses                                             (445,657)            (521,087)
    Change in other assets                                                  364,791              (25,279)
    Change in accounts payable                                              153,536           (1,101,657)
    Change in accrued expenses                                             (437,534)            (391,402)
    Change in salary continuation                                           (57,943)             (54,311)
    Change in accrued income taxes                                          231,754             (318,198)
                                                                  ------------------  -------------------

        Net cash provided by operating activities                $        1,311,791  $         1,342,087
                                                                  ==================  ===================

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

2. The consolidated results of operations for the thirty-nine weeks ended February 27, 2009 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 29, 2009.

3. The following tables summarize the prepaid assets accounts at February 27, 2009 and May 30, 2008.

                                                   Prepaid Breakdown


                                          February 27, 2009      May 30, 2008
                                          ------------------  ------------------

          Truck Shop Supplies            $           714,521 $           717,802
          Insurance Deposit                          188,959             188,959
          Slotting Fees                              231,207             202,391
          Deferred Advertising Fees                  253,113                   -
          Prepaid Insurance                          360,545             285,777
          Prepaid Taxes/Licenses                     280,206             200,445
          Prepaid Dues/Supplies                       13,542              10,237
          Other                                       46,523              37,348
                                          ------------------  ------------------

                                         $         2,088,616 $         1,642,959
                                          ==================  ==================


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

6. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirty-nine weeks ended February 27, 2009 and February 29, 2008:

                                             Thirty-Nine         Thirty-Nine
                                             Weeks Ended         Weeks Ended
                                          February 27, 2009   February 29, 2008
                                          ------------------  ------------------

Weighted average number of common shares          11,762,658          11,824,393
 used in computing basic earnings per
 share
Effect of dilutive stock options                           0                   0
                                          ------------------  ------------------

Weighted average number of common shares
 and dilutive potential common stock used
 in computing dilutive earnings per share         11,762,658          11,824,393
                                          ==================  ==================

Stock options excluded from the above
 reconciliation because they are anti-
 dilutive                                            369,000             369,000
                                          ==================  ==================


7. The Company has a letter of credit in the amount of $2,264,857 outstanding at February 27, 2009 compared to $2,314,857 at February 29, 2008. The letter of credit supports the Company's commercial self-insurance program.

8. The Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt as of February 27, 2009 was $1,979,008 with an interest rate of 4.00%, leaving the Company with $20,992 of credit availability. The Company's line-of-credit debt as of February 29, 2008 was $1,995,076 with an interest rate of 7.75%, leaving the Company with $4,924 of credit availability.

9. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

     The Company maintains deposit relationships with high credit quality financial institutions. The Company's trade receivables result from its snack food operations and reflect a broad customer base, primarily large grocery store chains located in the Southeastern United States. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited.

10. On March 10, 2009, the Company executed a contract with ADI Systems, Inc. to construct a "Waste Water Treatment Plant". "The Waste Water Treatment Plant will be funded with a loan from BBVA/Compass Bank in the amount of $4 million".

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of February 27, 2009, the related condensed consolidated statements of operations for the thirteen week and thirty-nine week periods ended February 27, 2009 and February 29, 2008, and the related condensed statements of cash flows for the thirty-nine week periods ended February 27, 2009 and February 29, 2008. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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



Birmingham, Alabama
April 9, 2009

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

The Company sells its products through both its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed to independent distributors and route representatives by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.


Liquidity and Capital Resources

At February 27, 2009 and May 30, 2008, working capital was $6,470,325 and $3,861,807, respectively.

The Company did not purchase shares of treasury stock this quarter. The Company's current ratio was 1.53 to 1.00 at February 27, 2009 compared to 1.35 to 1.00 at May 30, 2008.

Accounts Receivable and Allowance for Doubtful Accounts

At February 27, 2009 and May 30, 2008 the Company had accounts receivables in the amount of $8,357,851 and $7,940,547, net of an allowance for doubtful accounts of $113,647 and $70,000, respectively.

The following table summarizes the Company's customer accounts receivable profile as of February 27, 2009 and May 30, 2008:

              Amount Range                          No. of Customers
              ------------                          ----------------

                                           February 27, 2009        May 30, 2008

        Less than $1,000.00                            1,092               1,118
        $1,001.00-$10,000.00                             522                 558
        $10,001.00-$100,000.00                           123                 113
        $100,001.00-$500,000.00                            6                   8
        $500,001.00-$1,000,000.00                          1                   1
        $1,000,001.00-$2,500,000.00                        0                   0
                                                           -                   -

        Total All Accounts                             1,744               1,798
                                                       =====               =====


Contractual Obligations

The following table summarizes the significant contractual obligations of the Company as of February 27, 2009:

Contractual Obligations                   Total       Current     2-3 Years    4-5 Years   Thereafter
-----------------------                -----------  -----------  -----------  -----------  -----------
Vehicle Lease                          $ 3,350,845  $   659,266  $ 1,688,444  $ 1,003,135  $         -
Salary Continuation Plan                 1,573,471      140,127      316,110      370,762      746,472
                                       -----------  -----------  -----------  -----------  -----------
Total Contractual Obligations          $ 4,924,316  $   799,393  $ 2,004,554  $ 1,373,897  $   746,472
                                       ===========  ===========  ===========  ===========  ===========


Other Commitments

Available   cash,   cash  from   operations  and  available   credit  under  the
line-of-credit   are  expected  to  be  sufficient  to  meet   anticipated  cash
expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended February 27, 2009, net sales increased 9.2% from the comparable period in fiscal 2008. For the thirty-nine weeks ended February 27, 2009, net sales increased 6.7% from the comparable period in fiscal 2008. This year's third quarter cost of sales was 52.0% of net sales compared to 53.5% for last year's third quarter. This year's third quarter, selling, general and administrative expenses were 44.2% of net sales compared to 46.6% for last year's third quarter. This year's year to date selling, general and administrative expenses were 45.1% of net sales compared to 46.1% for last year's year to date.

The following tables compare manufactured products to resale products:

                      Manufactured Products-Resale Products

                                  Thirteen Weeks Ended              Thirteen Weeks Ended
                                    February 27, 2009                February 29, 2008

Sales                                                 %                                %
Manufactured Products        $     24,520,312          81.3%  $     22,515,573           81.5%
Resale Products                     5,642,608          18.7%         5,118,398           18.5%
                             ----------------     ----------  ----------------     -----------
Total                        $     30,162,920         100.0%  $     27,633,971          100.0%
                             ================     ==========  ================     ===========


Gross Margin                                          %                                %
Manufactured Products        $     12,423,665          50.7%  $     11,325,146           50.3%
Resale Products                     2,056,491          36.4%         1,510,947           29.5%
                             ----------------     ----------  ----------------     -----------
Total                        $     14,480,156          48.0%  $     12,836,093           46.5%
                             ================     ==========  ================     ===========



                                 Thirty-Nine Weeks Ended          Thirty-Nine Weeks Ended
                                    February 27, 2009                February 29, 2008

Sales                                                 %                                %
Manufactured Products        $     71,583,131          80.3%  $     67,595,366           80.9%
Resale Products                    17,585,807          19.7%        15,937,592           19.1%
                             ----------------     ----------  ----------------     -----------
Total                        $     89,168,938         100.0%  $     83,532,958          100.0%
                             ================     ==========  ================     ===========


Gross Margin                                          %                                %
Manufactured Products        $     35,726,738          49.9%  $     35,130,804           52.0%
Resale Products                     6,582,570          37.4%         4,982,720           31.3%
                             ----------------     ----------  ----------------     -----------
Total                        $     42,309,308          47.4%  $     40,113,524           48.0%
                             ================     ==========  ================     ===========


The Company's gain on sale of assets for the thirteen weeks ended February 27, 2009 in the amount of $37,265 was from the donation and sale of used transportation equipment.

For last year's thirteen weeks, the gain on sale of assets was $32,664 from the sale of used transportation equipment for cash.

The Company's effective tax rate for the thirteen weeks was 37.7% compared to -11.7% for the last year's thirteen weeks and 38.0% for the thirty-nine weeks this year and 38.7% last year.

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

Subsequent Event

On March 10, 2009, the Company executed a contract with ADI Systems, Inc. to construct a "Waste Water Treatment Plant". "The Waste Water Treatment Plant will be funded with a loan from BBVA/Compass Bank in the amount of $4 million".

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Some of the factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs and effectiveness of sales and marketing activities, as described in the Company's filings with the Securities and Exchange Commission.


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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the Company's third fiscal quarter ended February 27, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.


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

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended February 27, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------------------------------------------------
Period                                 (a) Total       (b) Average Price     (c) Total Number of    (d) Maximum Number
                                       Number of       Paid per Share (or          Shares            (or Approximate
                                         Shares              Unit)               (or Units)          Dollar Value) of
                                       (or Units)                             Purchased as Part      Shares (or Units)
                                       Purchased                                 of Publicly          that May Yet Be
                                                                              Announced Plans or    Purchased Under the
                                                                                   Programs          Plans or Programs
-------------------------------------------------------------------------------------------------------------------------
November 29 to January 2                    -0-               -0-                    -0-                    -0-
-------------------------------------------------------------------------------------------------------------------------
January 3 to January 30                     -0-               -0-                    -0-                    -0-
-------------------------------------------------------------------------------------------------------------------------
January 31 to February 27                   -0-               -0-                    -0-                    -0-
-------------------------------------------------------------------------------------------------------------------------
Total Third Quarter                         -0-               -0-                    -0-                    -0-
-------------------------------------------------------------------------------------------------------------------------

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

     10.16 Real Property Purchase and Sale Agreement dated May 2, 2008 whereby Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc. re-acquired certain real property in Nashville, Tennessee (incorporated by reference to Exhibit 10.16 to Golden Enterprises, Inc., May 30, 2008 Form 10-K filed with the Commission).

     10.18 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc. as Seller, and Michael L. Rankin, as Purchaser, with an effective date of August 20 2008, for the sale of real property located at 2926 Kraft Drive, Nashville, County of Davidson, State of Tennessee and undeveloped real property located across the road from 2926 Kraft Drive (incorporated by reference to Exhibit 10.18 to Golden Enterprises, Inc., August 29, 2008 Form 10-Q filed with the Commission).

     10.19 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc., as Seller, and Steve Bacorn, as Purchaser, with an effective date of July 7, 2008, for the sale of land and improvements located in Cobb County, Address being 321 Marble Mill Road, Marietta, Georgia (incorporated by reference to
               Exhibit 10.19 to Golden Enterprises, Inc., August 29, 2008 Form 10-Q filed with the Commission).

     10.20 Amendment to Salary Continuation Plan for Mark W. McCutcheon dated December 30, 2008.

     10.21 Contract for construction of Waste Water Treatment Plant dated March 10, 2009 between Golden Flake Snack Foods, Inc. and ADI Systems, Inc.

     14.1 Golden Enterprises, Inc.'s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 to Golden Enterprises, Inc. May 31, 2004 From 10-K with the Commission).

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

         Dated: April 16, 2009                    /s/Mark W. McCutcheon
                --------------                    ---------------------
                                                  Mark W. McCutcheon
                                                  President and
                                                  Chief Executive Officer


         Dated:  April 16, 2009                   /s/ Patty Townsend
                ---------------                   ------------------
                                                  Patty Townsend
                                                  Vice-President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)