Form 10-K
period 2009-05-29
GOLDEN ENTERPRISES INC
filed 2009-08-26
CIK 42228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 29, 2009
                                       OR

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

        Registrant's Telephone Number including area code: (205) 458-7316

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                Title Of Class              Name of exchange on which registered
      ----------------------------------    ------------------------------------
      Capital Stock, Par Value $0.66 2/3                 NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ( ) No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ( ) No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). (Check One)
Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer ( ) Smaller reporting company(X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 28, 2008.
Common Stock, Par Value $0.66 2/3 --$7,715,603

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2009.
           Class                                    Outstanding at July 31, 2009
           -----                                    ----------------------------
Common Stock, Par Value $0.66(2)/3                      11,746,632 shares


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 24, 2009 are incorporated by reference into Part III.

                EXCHANGE ACT REPORTS AVAILABLE ON COMPANY WEBSITE
Under "SEC Filings" on the "Financial" page of the Company's website located at www.goldenflake.com, links to the following filings are made available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the "SEC")" the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A related to the Company's Annual Shareholders Meeting, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

                                TABLE OF CONTENTS

                          FORM 10-K ANNUAL REPORT -2009
                            GOLDEN ENTERPRISES, INC.

                                                                                               Page
                                                                                               ----
PART I.

Item 1.       Business                                                                          4
Item 1A.      Risk Factors                                                                      7
Item 1B.      Unresolved Staff Comments                                                         7
Item 2.       Properties                                                                        8
Item 3.       Legal Proceedings                                                                 8
Item 4.       Submission of Matters to a Vote of Security Holders                               9


PART II.

Item 5.       Market for Registrant's Common Equity, Related Stockholder                        9
Item 6.       Selected Financial Data                                                           10
Item 7.       Management's Discussion and Analysis of Financial Condition                       11
Item 7A.      Quantitative And Qualitative Disclosures About Market Risk                        16
Item 8.       Financial Statements and Supplementary Data                                       16
Item 9.       Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                                           35
Item 9A(T).   Controls and Procedures                                                           35
Item 9B.      Other Information                                                                 36

PART III.

Item 10.      Directors and Executive Officers and Corporate Governance                         37
Item 11.      Executive Compensation                                                            37
Item 12.      Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder Matters                            37
Item 13.      Certain Relationships and Related Transactions and Director Independence          37
Item 14.      Principal Accountant Fees and Services                                            37

PART IV.

Item 15.      Exhibits and Financial Statement Schedules                                        38

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

Raw Materials

Golden Flake purchases raw materials used in manufacturing and processing its snack food products on the open market and under contract through brokers and directly from growers. A large part of the raw materials used by Golden Flake consists of farm commodities, most notably corn and potatoes, which are subject to precipitous change in supply and price. Weather varies from season to season and directly affects both the quality and quantity of supply available. Golden Flake has no control over the agricultural aspects and its profits are affected accordingly.

Distribution

Golden Flake sells its products through its own sales organization and independent distributors to commercial establishments which sell food products in Alabama and in parts of Tennessee, Kentucky, Georgia, Florida, Mississippi, Louisiana, North Carolina, South Carolina, Arkansas, Missouri and Texas. The products are distributed by route salesmen and independent distributors who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct-store delivery system. During the past year, the company has converted many of the company-owned routes, primarily in Florida, Georgia, South Carolina, Arkansas and Texas, to independent distributors.

Golden Flake's products are distributed to grocery store chains, discount stores, convenience stores, restaurants and other outlets generally located in the Southeastern part of the United States. Golden Flake is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No single customer accounts for more than 10% of its total sales.

Competition

The snack foods business is highly competitive. In the area in which Golden Flake operates, many companies engage in the production and distribution of food products similar to those produced and sold by Golden Flake. Most, if not all, of Golden Flake's products are in direct competition with similar products of several local and regional companies and at least one national company, the Frito Lay Division of Pepsi Co., Inc., which are larger in terms of capital and sales volume than is Golden Flake. Golden Flake is unable to state its relative position in the industry. Golden Flake's marketing thrust is aimed at selling the highest quality product possible and giving good service to its customers, while being competitive with its prices. Golden Flake constantly tests the quality of its products for comparison with other similar products of competitors and maintains tight quality controls over its products. The Company believes that one of its major advantages is the Golden Flake brand, which has been developed and enhanced throughout the history of the company and is now well known within the geographic area served by the Company. The Company continues to promote the Golden Flake brand through sponsorship agreements, billboard campaigns, advertising and other efforts.

Employees

As of July 31, 2009, Golden Flake employed approximately 818 employees. Of these employees, 795 were full-time, while 23 were part-time. Approximately 476 employees are involved in route sales and sales supervision, approximately 202 are in production and production supervision, and approximately 140 are management and administrative personnel.

Golden Flake believes that the performance and loyalty of its employees are two of the most important factors in the growth and profitability of its business. Since labor costs represent a significant portion of Golden Flake's expenses, employee productivity is important to profitability. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. Golden Flake considers its relations with its employees to be excellent.

Environmental Matters

In December 2008, Golden Flake began construction on a water treatment plant as an environmentally-friendly way to dispose of process water at the Birmingham plant. The project will allow the Company to release this water into the neighboring creek which will improve the flow of water in the creek and have a positive impact on the environment in the area surrounding the plant. This project will also help to reduce expenses associated with sewer charges since this will replace the current system which flows through the sewer system. This project is expected to be completed in September 2009.

Significant Events

On September 25, 2008, the Company closed the sale of the property located at 321 Marble Mill Road, Marietta, Georgia for $556,000.

On November the 25, 2008 the Company closed the sale of the property located at 2926 Kraft Drive in Nashville, Tennessee and across the street from this address for $2,100,000.

                        Executive Officers Of Registrant
                               And Its Subsidiary

Name and Age                        Position and Offices with Management
------------                        ------------------------------------

John S. Stein, 72   Mr. Stein is Chairman of the Board. He was elected  Chairman on June 1, 1996. He served as Chief  Executive  Officer from
                    1991 to April 4, 2001, and as President from 1985 to 1998 and from June 1, 2000 to April 4, 2001. Mr. Stein also served as President of Golden Flake Snack Foods, Inc. from
                    1976 to 1991. Mr. Stein retired as an employee with the Company on May 31, 2002. Mr. Stein is elected Chairman annually, and his present term will expire on May 28, 2010.

Mark W.
 McCutcheon, 54     Mr.  McCutcheon is Chief Executive  Officer and President of
                    the Company and President of Golden Flake Snack Foods, Inc., a wholly owned subsidiary of the Company. He was elected
                    President  and Chief  Executive  Officer  of the  Company on
                    April 4, 2001 and  President  of Golden Flake on November 1,
                    1998. He has been  employed by Golden Flake since 1980.  Mr.
                    McCutcheon is elected Chief Executive Officer and President of the Company and President of Golden Flake annually, and his present terms will expire on May 28, 2010.

Patty Townsend, 51  Ms. Townsend is Chief Financial Officer,  Vice President and
                    Secretary of Golden Enterprises, Inc. She was elected Chief Financial Officer, Vice-President and Secretary of the
                    Company on March 1, 2004. She has been employed with the Company since 1988. Ms. Townsend is elected to her positions on an annual basis, and her present term of office will expire on May 28, 2010.

Randy Bates, 55     Mr. Bates is Executive,  Vice-President of Sales,  Marketing
                    and  Transportation  for  Golden  Flake.  He has held  these
                    positions   since   October   26,   1998.   Mr.   Bates  was
                    Vice-President  of Sales from  October 1, 1994 to 1998.  Mr.
                    Bates has been  employed  by Golden  Flake since March 1979.
                    Mr. Bates is elected to his positions on an annual basis, and his present term of office will expire on May 28, 2010.

David Jones, 57     Mr. Jones is Executive  Vice-President of Operations,  Human
                    Resources and Quality  Control for Golden Flake. He has held
                    these   positions   since  May  20,  2002.   Mr.  Jones  was
                    Vice-President of Manufacturing from 1998 to 2002 and Vice-President of Operations from 2000 to 2002. Mr. Jones has been employed by Golden Flake since 1984. Mr. Jones is elected to his positions on an annual basis, and his present term of office will expire on May 28, 2010.

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

                                  Golden Flake

Manufacturing Plants and Office Headquarters

The main plant and office headquarters of Golden Flake are located at One Golden Flake Drive, Birmingham, Alabama, and are situated on approximately 40 acres of land. This facility consists of three buildings which have a total of approximately 300,000 square feet of floor area. The plant manufactures a full line of Golden Flake products. In Birmingham, Golden Flake also has a garage and vehicle maintenance service center from which it services, maintains, repairs and rebuilds its fleet and delivery trucks.

Golden Flake also has a manufacturing plant in Ocala, Florida. This plant was placed in service in November 1984. The plant consists of approximately 100,000 square feet and is located on a 28-acre site on Silver Springs Boulevard. The Company manufactures tortilla chips and potato chips from this facility.

Management believes that our Company's facilities for the production of our products are suitable and adequate, that they are being appropriately utilized in line with past experience, and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based upon seasonal demand for our products. It is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities. However, management believes that additional production can be obtained at the existing facilities by adding personnel and capital equipment and, at some facilities, by adding shifts of personnel or expanding the facilities. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

The manufacturing plants, office headquarters and additional lands are owned by Golden Flake.

Distribution Warehouses

Golden Flake owns branch warehouses in Birmingham, Montgomery, Midfield, Demopolis, Fort Payne, Muscle Shoals, Huntsville, Phenix City, Tuscaloosa, Mobile, Dothan and Oxford, Alabama; Gulfport and Jackson, Mississippi; Knoxville and Memphis, Tennessee; Decatur and Macon, Georgia; Jacksonville, Panama City, Tallahassee and Pensacola, Florida and New Orleans, Louisiana. The warehouses vary in size from 2,400 to 8,000 square feet. All distribution warehouses are owned free and clear of any debts.

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

                       ITEM 4. - SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

                ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY,
                     RELATED STOCKHOLDER MATTERS AND ISSUER
                         PURCHASES OF EQUITY SECURITIES

Golden Enterprises, Inc. and Subsidiary

Market and Dividend Information

The Company's common stock is traded under the symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) Over The Counter (OTC) System. The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended May 29, 2009 and May 30, 2008 and the amount of dividends paid per share in each quarter. The Company currently expects that comparable regular cash dividends will be paid in the future.

                                                                    Market Price
                                                              High     Low      Dividend
       Quarter                                                Price    Price     Paid
       Year Ended 2009                                                          Per share
       ---------------------------------------------------  --------  --------  --------
       First quarter    (13 weeks ended August 29, 2008)       $2.55     $1.49    $.0313
       Second quarter   (13 weeks ended November 28, 2008)      2.25      0.64     .0313
       Third quarter    (13 weeks ended February 27, 2009)      2.35      1.65     .0313
       Fourth quarter   (13 weeks ended May 29, 2009)           2.44      1.82     .0313

                                                              High     Low      Dividend
       Quarter                                                Price    Price     Paid
       Year Ended 2008                                                          Per share
       ---------------------------------------------------  --------  --------  --------
       First quarter    (13 weeks ended August 31, 2007)       $3.25     $2.83    $.0313
       Second quarter   (13 weeks ended November 30, 2007)      3.49      2.65     .0313
       Third quarter    (13 weeks ended February 29, 2008)      3.23      2.45     .0313
       Fourth quarter   (13 weeks ended May 30, 2008)           2.95      2.21     .0313

As of July 31, 2009, there were approximately 1,087 shareholders of record.

Securities Authorized For Issuance Under Equity Compensation Plans


The following table provides Equity Compensation Plan information under which equity securities of the Registrant are authorized for issuance:

                      EQUITY COMPENSATION PLAN INFORMATION
----------------------------    ---------------------------    ---------------------------    ------------------------------
                                Number of securities to be     Weighted-average exercise      Number of securities remaining
Plan category                   issued  upon  exercise  of     price of outstanding           available for future issuance
                                out-standing options,          options, warrants and          under equity compensation
                                warrants and rights            rights                         plans (excluding securities
                                (a)                            (b)                            reflected in column(a)
                                                                                              (c)
----------------------------    ---------------------------    ---------------------------    ------------------------------
Equity compensation plans                329,000                      $3.81                             0
approved by security holders
----------------------------    ---------------------------    ---------------------------    ------------------------------
Equity compensation plans                   0                           0                               0
not approved by security
holders
----------------------------    ---------------------------    ---------------------------    ------------------------------
Total                                    329,000                      $3.81                             0
----------------------------    ---------------------------    ---------------------------    ------------------------------

             No securities remain under this plan for future awards.


Issuer Purchases Of Equity Securities

The Company purchased 42,275 shares of its common stock during the fiscal year ended May 29, 2009.


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

No single product or product line accounts for more than 50% of the Company's sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials. Raw materials used in manufacturing and processing the Company's snack food products are purchased on the open market and under contract through brokers and directly from growers. A large part of the raw materials used by the Company consists of farm commodities, most notably potatoes and corn, which are subject to precipitous changes in supply and price. Weather varies from season to season and directly affects both the quality and quantity of supply available. The Company has no control of the agricultural aspects and its profits are affected accordingly.

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

Critical Accounting Policies And Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, the preparation of which in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due considerations to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Other accounting policies and estimates are detailed in Note 1 of the Notes To Consolidated Financial Statements in this 10-K.

Revenue Recognition

The Company recognizes sales and related costs upon delivery or shipment of products to its customers. Sales are reduced by returns and allowances to customers.

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. The Company records a general reserve based on analysis of historical data. In addition, the Company records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At May 29, 2009 and May 30, 2008, the Company had accounts receivables in the amount of $9,297,434 and $7,940,547, net of an allowance for doubtful accounts of $127,130 and $70,000 respectively. The Company purchased credit insurance last year which reduced the allowance for doubtful accounts to $70,000. Without credit insurance, the allowance for doubtful accounts would have been $88,835 last year. This year, due to the bankruptcy of two of our customers, we used the calculated allowance of $127,130.

The following table summarizes the Company's customer accounts receivable profile as of May 29, 2009:

                Amount Range                    No. of Customers
                ------------                    ----------------
        Less than $1,000.00                                1,055
        $1,001.00-$10,000.00                                 542
        $10,001.00-$100,000.00                               137
        $100,001.00-$500,000.00                                7
        $500,001.00-$1,000,000.00                              2
        $1,000,001.00-$2,500,000.00                            0
                                                ----------------
        Total All Accounts                                 1,743
                                                ================

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

The actuarial calculation includes a margin of error to account for changes in inflation; health care costs, compensation and litigation cost trends as well as estimated future incurred claims. This year, the Company utilized a 50% confidence level for estimating the ultimate outstanding casualty liability based on the actuarial report. Approximately 50% of each claim should be equal to or less than the ultimate liability recorded based on the historical trends experienced by the Company. If the Company chose a 75% factor, the liability would have been increased by approximate $0.3 million. If the Company chose a 90% factor, the liability would have increased by approximately $0.6 million.

This year the Company used a 4% investment rate to discount the estimated claims based on the historical payout pattern during 2009 and 2008. A one percentage point change in the discount rate would have impacted the liability by approximately $50,000.

Actual ultimate losses could vary from those estimated by the third-party actuary. The Company believes the reserves established are reasonable estimates of the ultimate liability based on historical trends.

As of May 29, 2009, the Company's casualty reserve was $1,805,300 and at May 30, 2008 the casualty reserve was $1,877,100.

Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experienced for claims incurred but not yet reported. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

Other Matters

Transactions with related parties, included in Note 11 of the Notes to Consolidated Financial Statements, are conducted on an arm's-length basis in the ordinary course of business.

Other Commitments

The Company had letters of credit in the amount of $2,264,857 outstanding at May 29, 2009 to support the Company's commercial self-insurance program.

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $2,000,000. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line of credit debt at May 29, 2009 was $1,454,155 with an interest rate of 4.00%.

The Company's current ratio was 1.46 to 1.00 and 1.35 to 1.00 at May 29, 2009 and May 30, 2008, respectively.

Available cash, cash from operations and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

Net sales increased by 7.8% in fiscal year 2009 and 2.3% in fiscal year 2008.

Cost of sales as a percentage of net sales amounted to 52.8% and 51.8% in 2009 and 2008, respectively.

Selling, general and administrative expenses were 45.3% of net sales in 2009 and 46.8% of net sales in 2008.

Operating income for the fiscal year increased an impressive 48.3% compared to last fiscal year.

The Company's effective tax rates for 2009 and 2008 were 40.6% and 40.5%, respectively. Note 6 to the Consolidated Financial Statements provide additional information about the provision for income taxes.

The following tables compare manufactured products to resale products for the fiscal years ended May 29, 2009 and May 30, 2008:

                                Manufactured Products-Resale Products
                                  2009                       2008
                        -------------------------  -------------------------
Sales                                         %                          %
Manufactured Products   $  98,701,412       80.8%  $  91,864,474       81.0%
Resale Products            23,467,214       19.2%     21,515,358       19.0%
                        -------------              -------------
Total                   $ 122,168,626      100.0%  $ 113,379,832      100.0%
                        =============              =============

Gross Margin                                  %                          %
Manufactured Products   $  49,093,733       49.7%  $  47,571,929       51.8%
Resale Products             8,597,087       36.6%      7,042,636       32.7%
                        -------------              -------------
Total                   $  57,690,820       47.2%  $  54,614,565       48.2%
                        =============              =============


Liquidity And Capital Resources

Working  capital was $5,603,395 and $3,861,807 at May 29, 2009 and May 30, 2008,
respectively. Net cash provided by operations amounted to $1,510,066 and $3,435,839 in fiscal years May 29, 2009 and May 30, 2008, respectively. During 2009, the principal source of liquidity for the Company's operating needs was provided from operating activities, credit facilities and cash on hand.

Additions to property, plant and equipment are expected to be about $6,500,000 in 2010. Approximately $4,000,000 of these additions will be for the water treatment project which is being financed through a note payable to a bank. $1,500,000 is expected to be spent on new handheld computers to be used by the route sales force and distributors while another $1,000,000 is anticipated for enhancements in our pork skin department.

Cash dividends of $1,471,495 were paid in 2009 and 2008, respectively.

Cash of $75,282 was used to purchase 42,275 shares of treasury stock in fiscal 2009 while cash of $135,923 was used to purchase 46,423 shares of treasury stock in 2008.

During fiscal 2009, the Company's debt proceeds net of re-paid debt was $2,713,228 versus $590,792 during fiscal 2008.

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

Environmental Matters

In December 2008, Golden Flake began construction on a water treatment plant as an environmentally-friendly way to dispose of process water at the Birmingham plant. The project will allow the Company to release this water into the neighboring creek which will improve the flow of water in the creek and have a positive impact on the environment in the area surrounding the plant. This project will also help to reduce expenses associated with sewer charges since this will replace the current system which flows through the sewer system. This project is expected to be completed in September 2009.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. Factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs, fuel costs and effectiveness of sales and marketing activities, as described in this 10-K. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date which they are made.

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

ITEM 7 A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as Company is a Smaller Reporting Company.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiary for the year ended May 29, 2009, consisting of the following, are contained herein:

Consolidated Balance Sheets                                     - As of May 29, 2009 and  May 30, 2008
Consolidated Statements of Income                               - Fiscal years ended 2009 and 2008
Consolidated Statements of Changes in Stockholders' Equity      - Fiscal years ended 2009 and 2008
Consolidated Statements of Cash Flows                           - Fiscal years ended 2009 and 2008
Notes to Consolidated Financial Statements                      - Fiscal years ended 2009 and 2008

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of May 29, 2009 and May 30, 2008, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed at Item 15(a) Schedule II. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of May 29, 2009 and May 30, 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management's assertion about the effectiveness of Golden Enterprises, Inc. and subsidiary's internal control over financial reporting as of May 29, 2009 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

                                       DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP


Birmingham, Alabama
August 14, 2009

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       As of May 29, 2009 and May 30, 2008

                  ASSETS
                                                  2009                2008
                                             ---------------     ---------------
CURRENT ASSETS
  Cash and cash equivalents                 $      1,178,060    $        442,756

  Receivables:
    Trade accounts                                 9,042,937           8,009,482
    Other                                            381,627               1,065
                                             ---------------     ---------------
                                                   9,424,564           8,010,547
    Less: Allowance for doubtful accounts            127,130              70,000
                                             ---------------     ---------------
                                                   9,297,434           7,940,547

  Inventories:
    Raw materials                                  1,693,655           1,467,400
    Finished goods                                 3,318,497           2,870,698
                                             ---------------     ---------------

                                                   5,012,152           4,338,098
                                             ---------------     ---------------

  Prepaid expenses                                 1,608,790           1,642,959
  Deferred income taxes                              676,480             649,420
                                             ---------------     ---------------
         Total current assets                     17,772,916          15,013,780
                                             ---------------     ---------------


PROPERTY, PLANT AND EQUIPMENT
  Land                                             2,803,594           3,048,284
  Buildings                                       16,774,579          18,452,583
  Machinery and equipment                         44,265,326          39,246,446
  Transportation equipment                        11,620,027          12,566,732
                                             ---------------     ---------------
                                                  75,463,526          73,314,045
    Less: Accumulated depreciation                59,407,291          58,684,709
                                             ---------------     ---------------

                                                  16,056,235          14,629,336
                                             ---------------     ---------------
OTHER ASSETS
  Cash surrender value of life insurance           1,620,822           1,805,982
  Other                                              955,003             786,947
                                             ---------------     ---------------

    Total other assets                             2,575,825           2,592,929
                                             ---------------     ---------------

    TOTAL                                   $     36,404,976    $     32,236,045
                                             ===============     ===============

See Accompanying Notes to Consolidated Financial Statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  2009                2008
                                             ---------------     ---------------
CURRENT LIABILITIES
  Checks outstanding in excess of bank
   balances                                 $      1,691,230    $        817,370
  Accounts payable                                 3,437,482           3,567,939
  Accrued income taxes                               286,383             160,619
  Line of credit outstanding                       1,454,155           1,484,368
  Other accrued expenses                           5,157,323           4,989,684
  Salary continuation plan                           142,948             131,993
                                             ---------------     ---------------
     Total current liabilities                    12,169,521          11,151,973
                                             ---------------     ---------------
LONG-TERM LIABILITIES
  Note payable-bank, non -current                  2,743,440                   -
  Salary continuation plan                         1,414,303           1,499,421
  Deferred income taxes                              669,815             620,077
                                             ---------------     ---------------
     Total long-term liabilities                   4,827,558           2,119,498
                                             ---------------     ---------------

STOCKHOLDERS' EQUITY
  Common stock - $.66 2/3 par value:
  Authorized 35,000,000 shares;
     issued 13,828,793 shares                      9,219,195           9,219,195
  Additional paid-in capital                       6,497,954           6,497,954
  Retained earnings                               14,579,547          14,060,942
  Treasury shares -at cost(2,082,161 shares
   in 2009 and 2,039,886 shares in 2008)        (10,888,799)        (10,813,517)
                                             ---------------     ---------------

  Total stockholders' equity                      19,407,897          18,964,574
                                             ---------------     ---------------

     TOTAL                                  $     36,404,976    $     32,236,045
                                             ===============     ===============

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
            For the Fiscal Years Ended May 29, 2009 and May 30, 2008

                                                  2009                2008
                                            -----------------   ----------------
Net sales                                   $    122,168,626    $   113,379,832
Cost of sales                                     64,477,806         58,765,267
                                            -----------------   ----------------
Gross margin                                      57,690,820         54,614,565

Selling, general and administrative
 expenses                                         55,380,292         53,056,631
                                            -----------------   ----------------

Operating income                                   2,310,528          1,557,934
                                            -----------------   ----------------

Other income (expenses):
Gain on sale of assets                               910,875            133,654
Interest expense                                    (198,252)          (223,683)
Other income                                         325,022            426,895
                                            -----------------   ----------------
      Total other income (expenses)                1,037,645            336,866
                                            -----------------   ----------------
      Income before income tax                     3,348,173          1,894,800
                                            -----------------   ----------------
      Provision for income taxes                   1,358,073            767,232
                                            -----------------   ----------------
      Net income                            $      1,990,100    $     1,127,568
                                            =================   ================
PER SHARE OF COMMON STOCK
  Basic earnings                            $           0.17    $          0.10
  Diluted earnings                          $           0.17    $          0.10

See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Fiscal Years Ended May 29, 2009 and May 30, 2008

                                            Additional                                          Total
                                Common        Paid-in        Retained         Treasury      Stockholders'
                                 Stock        Capital        Earnings          Shares           Equity
                             ------------- ------------- ---------------- ---------------- ----------------


   Balance - June 1, 2007    $   9,219,195 $   6,497,954 $    14,410,568  $   (10,677,594) $    19,450,123

Net income - 2008                        -             -       1,127,568                -        1,127,568
Cash dividends paid                      -             -      (1,477,194)               -       (1,477,194)
Treasury shares purchased                                                        (135,923)        (135,923)
                             ------------- ------------- ---------------- ---------------- ----------------

   Balance - May 30, 2008        9,219,195     6,497,954      14,060,942      (10,813,517)      18,964,574

Net income - 2009                        -             -       1,990,100                -        1,990,100
Cash dividends paid                      -             -      (1,471,495)               -       (1,471,495)
Treasury shares purchased                                                         (75,282)         (75,282)
                             ------------- ------------- ---------------- ---------------- ----------------

   Balance - May 29, 2009    $   9,219,195 $   6,497,954 $    14,579,547  $   (10,888,799) $    19,407,897
                             ============= ============= ================ ================ ================

See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Fiscal Years Ended May 29, 2009 and
                                  May 30, 2008

                                                  2009                2008
                                             ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers              $    120,811,739    $   113,897,712
  Interest income                                     18,677            134,799
  Rental income                                       40,485             39,411
  Other operating cash payments/receipts             265,860            252,685
  Cash paid to suppliers and employees for
   cost of goods sold                            (63,652,300)       (57,303,625)
  Cash paid for suppliers and employees for
   selling, general and
   administrative                                (54,566,512)       (52,238,187)
  Income taxes                                    (1,209,631)        (1,123,273)
  Interest expense                                  (198,252)          (223,683)
                                             ---------------     ---------------

    Net cash provided by operating
     activities                                    1,510,066          3,435,839

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment       (5,607,304)        (2,303,219)
  Proceeds from sale of property, plant and
   equipment                                       2,792,231            140,795
  Collection of notes receivable                           -             53,107
                                             ---------------     ---------------

    Net cash used in investing activities         (2,815,073)        (2,109,317)

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt proceeds                                   22,490,254         21,356,450
  Debt repayments                                (19,777,026)       (20,765,658)
  Increase(decrease) in checks outstanding
   in excess of bank
     balances                                        873,860           (568,293)
  Purchases of treasury shares                       (75,282)          (135,923)
  Cash dividends paid                             (1,471,495)        (1,477,194)
                                             ---------------     ---------------

    Net cash provided (used) in financing
     activities                                    2,040,311         (1,590,618)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   735,304           (264,096)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                  442,756            706,852
                                             ---------------     ---------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                               $      1,178,060    $       442,756
                                             ===============     ===============

See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  For the Fiscal Years Ended May 29, 2009 and
                                  May 30, 2008

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

                                                  2009                2008
                                             ----------------    ---------------
  Net income                                $      1,990,100    $     1,127,568
  Adjustment to reconcile net income to net
   cash provided
    by operating activities:
      Depreciation                                 2,299,049          2,287,025
      Deferred income taxes                           22,678           (198,462)
      Gain on sale of property and equipment        (910,875)          (133,654)
    Change in receivables-net                     (1,356,887)           517,880
    Change in inventories                           (674,054)            37,576
    Change in prepaid expenses                        34,169            (20,059)
    Change in cash surrender value of
     insurance                                       185,160            447,430
    Change in other assets                          (168,057)          (135,352)
    Change in accounts payable                      (130,457)          (192,560)
    Change in accrued expenses                       167,639            (71,074)
    Change in salary continuation plan               (74,163)           (72,900)
    Change in accrued income taxes                   125,764           (157,579)
                                             ----------------    ---------------
      Net cash provided by operating
       activities                           $      1,510,066    $     3,435,839
                                             ================    ===============

See Accompanying Notes to Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Fiscal Years Ended May 29, 2009 and May 30, 2008

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

Fiscal Year
-----------
The Company ends its fiscal year on the Friday closest to the last day in May. The years ended May 29, 2009 and May 30, 2008 included 52 weeks.

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 29, 2009 and May 30, 2008


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

Advertising
-----------
The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Income. Advertising expense amounted to $5,431,754 and $5,423,896 for the fiscal years 2009 and 2008, respectively.

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

Stock Options
-------------
The Company has granted stock options to management in previous years, though none were granted during fiscal years ended May 29, 2009 or May 30, 2008. See
Note 8 for further discussion of our stock option awards.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED For the Fiscal Year Ended May 29, 2009 and May 30, 2008


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Shipping and Handling Costs
---------------------------
Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company are classified as Selling, General and Administrative (SG&A) expenses. Shipping and handling costs classified as SG&A amounted to $3,540,104 and $3,418,545 for the fiscal years 2009 and 2008, respectively.

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

Recently Issued Accounting Pronouncements
-----------------------------------------
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS No. 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS No. 159 is effective for our fiscal year beginning May 31, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes general standards of accounting for and disclosure of events occurring subsequent to the date of the balance sheet, but before financial statements are issued. The Company will consider the application of SFAS 165 to its interim and annual periods that end after June 15, 2009 (fiscal year 2010).

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 29, 2009 and May 30, 2008


NOTE 2 - PREPAID EXPENSES
-------------------------
At May 29, 2009 and May 30, 2008, prepaid expenses consist of the following:

                                                  2009                2008
                                            ----------------    ----------------
Prepaid marketplace spending                $        221,325    $        202,391
Other prepaid expenses                             1,387,465           1,440,568
                                            ----------------    ----------------

                                            $      1,608,790    $      1,642,959
                                            ================    ================


NOTE 3 - OTHER ACCRUED EXPENSES
-------------------------------
At May 29, 2009 and May 30, 2008, other accrued expenses consist of the following:

                                                  2009                2008
                                            ----------------    ----------------
Accrued payroll                             $        408,107    $        462,581
Self insurance liability                           1,805,300           1,877,100
Accrued vacation                                   1,367,282           1,414,678
Other accrued expenses                             1,576,634           1,235,325
                                            ----------------    ----------------

                                            $      5,157,323    $      4,989,684
                                            ================    ================


NOTE 4 - LINE OF CREDIT
-----------------------
The Company has a line of credit agreement with a local bank which permits borrowing up to $2,000,000. The balance on the line of credit at May 29, 2009 was $1,454,155 at a rate of 4.00%. The line of credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 29, 2009 and May 30, 2008


NOTE 5 - LONG-TERM LIABILITIES
------------------------------

Long-term debt at May 29, 2009 and May 30, 2008 consists of the following:

                                                  2009                2008
                                            ----------------    ----------------
Construction loan - bank - with interest-
only payments due through the end of the
construction period at a fixed rate of
4.25%; converting to a 10-year 4.25% fixed
rate note payable in equal monthly
installments based on final amount drawn
during construction period, up to $4.0
million.                                    $      2,743,440    $              -
Less: current portion                                      -                   -
                                            ----------------    ----------------

                                            $      2,743,440    $              -
                                            ================    ================


Other long-term obligations at May 29, 2009 and May 30, 2008 consist of the following:

                                                  2009                2008
                                            -----------------   ----------------
Salary continuation plan                    $      1,557,251    $     1,631,414
Less: current portion                               (142,948)          (131,993)
                                            -----------------   ----------------
                                            $      1,414,303    $     1,499,421
                                            =================   ================


The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives. The Company recognized compensation expense of $57,830 and $48,976 for fiscal 2009 and 2008, respectively.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 29, 2009 and May 30, 2008


NOTE 6 - INCOME TAXES
---------------------
At May 29, 2009 and May 30, 2008 the provision for income taxes consists of the following:

                                                  2009                2008
                                            ----------------    ----------------
Current:
  Federal                                   $      1,169,764    $       858,851
  State                                              165,630            106,843
                                            ----------------    ----------------

                                                   1,335,394            965,694
Deferred:
  Federal                                             20,180           (176,597)
  State                                                2,499            (21,865)
                                            ----------------    ----------------
                                                      22,679           (198,462)
                                            ----------------    ----------------
Total                                       $      1,358,073    $       767,232
                                            ================    ================


The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and actual tax follows:

                                                  2009                2008
                                            ----------------    ----------------
Tax on income at statutory rates            $     1,138,379     $       644,232
(Decrease) increase resulting from:
  State income taxes, less Federal income
   tax effect                                       109,316              70,516
  Tax exempt interest                                (1,204)             (2,533)
  Change in valuation allowance                     (81,640)           (137,710)
  Other - net                                       193,222             192,727
                                            ----------------    ----------------
    Total                                   $     1,358,073     $       767,232
                                            ================    ================

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 29, 2009 and May 30, 2008

NOTE 6 - INCOME TAXES- CONTINUED
--------------------------------

The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:

                                                  2009                2008
                                            ----------------    ----------------
Deferred tax assets
   Salary continuation plan                 $        571,044    $       598,239
   Accrued vacation                                  501,383            518,762
   Contribution carry forward                        137,217            285,826
   Inventory capitalization                           19,969             30,971
   Allowance for doubtful accounts                    46,618             25,669
   Other accrued expenses                            189,670            148,235
                                            ----------------    ----------------

      Gross deferred tax assets before
       valuation allowance                         1,465,901          1,607,702
      Less valuation allowance                             -            (81,640)
                                            ----------------    ----------------

   Total deferred tax assets                       1,465,901          1,526,062
                                            ----------------    ----------------

   Deferred tax liabilities
      Property and equipment                       1,378,076          1,422,502
      Prepaid expenses                                81,160             74,217
                                            ----------------    ----------------
   Total deferred tax liabilities                  1,459,236          1,496,719
                                            ----------------    ----------------

      Net deferred tax liability            $          6,665    $        29,343
                                            ================    ================


NOTE 7 - EMPLOYEE BENEFIT PLANS
-------------------------------

The Company has trusteed "Qualified Profit-Sharing Plans" that were amended and restated effective June 1, 1996 to add a 401 (k) salary reduction provision. Under this provision, employees can contribute up to fifty percent of their compensation to the plan on a pretax basis subject to regulatory limits; and the Company, at its discretion, can match up to 4% of the participants' compensation. The annual contributions to the plans are determined by the Board of Directors. Total plan contributions for the years ended May 29, 2009 and May 30, 2008 were $127,189 and $131,319, respectively.

The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual contributions to the plan are amounts determined by the Board of Directors of the Company. Annual contributions are made in cash or common stock of the Company. Contributions to the Employee Stock Ownership Plan for the years ended May 29, 2009 and May 30, 2008 were $0 and $0, respectively. Each participant's account is credited with an allocation of shares acquired with the Company's annual contributions, dividends received on Employee Stock Ownership Plan shares and forfeitures of terminated participants' non-vested accounts.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 29, 2009 and May 30, 2008


NOTE 7 - EMPLOYEE BENEFIT PLANS - CONTINUED
-------------------------------------------

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

                                                  2009                2008
                                            ----------------    ----------------
Accrued salary continuation plan -
 beginning of year                          $     1,631,414     $     1,704,314

Benefits accrued                                     57,830              48,977

Benefits paid                                      (131,993)           (121,877)
                                            ----------------    ----------------

Accrued salary continuation plan - end of
 year                                       $     1,557,251     $     1,631,414
                                            ================    ================


NOTE 8 - LONG-TERM INCENTIVE PLANS
----------------------------------

The Company has a long-term incentive plan currently in effect under which future stock option grants were previously issued. This Plan (the 1996 Plan) is administered by the Stock Option Committee of the Board of Directors, which had sole discretion, subject to the terms of the Plan, to determine those employees, including executive officers, eligible to receive awards and the amount and type of such awards. The Stock Option Committee also has the authority to interpret the Plan and make all other determinations required in the administration thereof. All options outstanding at the end of 2009 are exercisable.

The 1996 Plan provided for the granting of Incentive Stock Options as defined under the Internal Revenue Code. Under the Plan, grants of incentive stock options were made to selected officers and employees, with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company's stock at the date of grant. No awards may now be granted under the plan.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 29, 2009 and May 30, 2008


NOTE 8 - LONG-TERM INCENTIVE PLANS - CONTINUED
----------------------------------------------

Five hundred thousand shares of the Company's stock have been reserved for issuance under this Plan. The following is a summary of transactions:

                                  2009                          2008
                                  ----                          ----
                                       Weighted                     Weighted
                                        Average                     Average
                                       Exercise                     Exercise
                          Shares         Price        Shares         Price
Outstanding - beginning
 of year                   369,000  $          3.78    369,000  $           3.78
  Granted                        -                -          -                 -
  Exercised                      -                -          -                 -
  Forfeited                 40,000             3.50          -                 -
  Cancelled                      -                -          -                 -
                        ----------  --------------- ----------  ----------------
Outstanding - end of
 year                      329,000  $          3.81    369,000  $           3.78
                        ==========  =============== ==========  ================


No securities remain under this plan for future issuance.

The Company adopted SFAS 123R as of June 3, 2006. SFAS 123R establishes standards for accounting of transactions in which an entity exchanges its equity instruments for goods or services, such as when an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the required service period are to be recognized as compensation cost over the period. In addition, SFAS 123R amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. When the Company adopted SFAS 123R, they elected the modified prospective application method and prior period amounts have not been restated. As of June 3, 2006, all outstanding options were fully vested. Additionally, no options were granted during the fiscal years ended May 29, 2009 or May 30, 2008.

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 29, 2009 and May 30, 2008


NOTE 9 - NET INCOME PER SHARE
-----------------------------

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock, as prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share". At May 29, 2009, options on the 329,000 shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. At May 30, 2008 options on the 369,000 shares were also antidilutive. Thus, they were also not included in the computation of diluted earnings per share. The following reconciles the information used to compute basic and diluted earnings per share:

                                                 Average Common Stock Shares
                                             -----------------------------------
                                                  2009                2008
                                             ---------------     ---------------
Basic weighted average shares outstanding         11,758,651          11,815,621
Effect of options                                          -                   -
                                             ---------------     ---------------
                                                  11,758,651          11,815,621
                                             ===============     ===============


NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------------------------

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

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 29, 2009 and May 30, 2008


NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Rental expense was $1,091,048 in 2009 and $822,501 in 2008.

The Company has entered into various operating lease agreements to replace aging route vans and transport trucks. The current annual obligation under this agreement is $892,321. Future minimum lease commitments for operating leases at May 29, 2009 were as follows:

                2010    $   892,321
                2011        842,549
                2012        709,557
                2013        535,389
                2014              -

The Company leases its airplane to a director who is also chairman of the board of directors of SYB, Inc., a major shareholder of the Company, for approximately $20,000 per month. The lease provides for her personal use of the airplane for up to 100 flight hours per year and is for a term of one year with automatic annual renewals unless terminated by either party.

The Company had letters of credit in the amount of $2,264,857 outstanding at May 29, 2009 and May 30, 2008 to support the Company's commercial self-insurance program. The Company pays a commitment fee of 0.50% to maintain the letters of credit.

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


NOTE 12 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------

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

The Company purchased credit insurance last year which reduced the allowance for doubtful accounts to $70,000. Without credit insurance, the allowance for doubtful accounts would have been $88,835 last year. This year, due to the bankruptcy of two of our customers, we used the calculated allowance of $127,130.

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 29, 2009 and May 30, 2008


NOTE 13 - SUPPLEMENTARY STATEMENT OF INCOME INFORMATION
-------------------------------------------------------

The following tabulation gives certain supplementary statement of income information for the years ended May 29, 2009 and May 30, 2008:

                                                  2009                2008
                                            ----------------    ----------------
Maintenance and repairs                     $      6,207,074    $      6,334,758
Depreciation                                       2,299,049           2,287,025
Payroll taxes                                      2,210,951           2,364,913


Amounts for other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.


             ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                      ITEM 9A(T). - CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

Our company's management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 29, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 29, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management's Annual Report on Internal Control Over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:


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

The company's management assessed the effectiveness of the company's internal control over financial reporting as of May 29, 2009. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of May 29, 2009, the company's internal control over financial reporting is effective based on those criteria set forth.

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

Changes in Internal Control Over Financial Reporting

No change in our internal controls over financial reporting occurred during the fiscal quarter ended May 29, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          ITEM 9B. - OTHER INFORMATION
Not Applicable.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of information as follows and as set forth under the caption Executive Officers of the Registrant and Its Subsidiary which appears in Part I of this Form 10-K on Page 5, the information required by this item is incorporated by reference to the sections of the Company's Proxy Statement entitled "Election of Directors," "Additional Information Concerning the Board of Directors," "Executive Compensation and Other Information," "Section 16(a) Beneficial Ownership Reporting Compliance", "Code of Conduct and Ethics" and "Corporate Governance" for the 2009 Annual Meeting of Stockholders to be held September 24, 2009.

Section 16A Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company's officers and directors and persons who own more than 10% of the Company's outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission ("SEC"). One director failed to timely file a Form 4 or 5.


                        ITEM 11. - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation and Other Information" of the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders to be held September 24, 2009. See Item 5 of this Annual Report on Form 10-K for information concerning the Company's equity compensation plans.


         ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance," of the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders to be held September 24, 2009.


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
           INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled "Certain Transactions" and "Director Independence" of the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders to be held September 24, 2009.

                ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled "Independent Accountants" of the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders to be held September 24, 2009.

Prior to September 29, 2009, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                                     PART IV

                   ITEM 15. - EXHIBITS AND FINANCIAL STATEMENT
                                    SCHEDULES

(a) 1. LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

Consolidated Balance Sheets - May 29, 2009 and May 30, 2008

Consolidated Statements of Income- Years ended May 29, 2009 and May 30, 2008

Consolidated Statements of Changes in Stockholders' Equity- Years ended May 29, 2009 and May 30, 2008

Consolidated Statements of Cash Flows- Years ended May 29, 2009 and May 30, 2008

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

10.16 Real Property Purchase and Sale Agreement dated May 2, 2008 whereby Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc. re-acquired certain real property in Nashville, Tennessee (incorporated by reference to Exhibit 10.16 to Golden Enterprises, Inc. May 30, 2008 Form 10-K filed with the Commission).

10.18 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc. as Seller, and Michael L. Rankin, as Purchaser with an effective date of August 20, 2008, for the sale of real property located at 2926 Kraft Drive, Nashville, County of Davidson, State of Tennessee and undeveloped real property located across the road from 2926 Kraft Drive (incorporated by reference to Exhibit 10.18 to Golden Enterprises. Inc., August 29, 2008 Form 10-Q filed with the Commission).

10.19 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc. as Seller, and Steve Bacorn, as Purchaser, with an effective date of July 7, 2008 for the sale of land and improvements located in Cobb County, Address being 321 Marble Mill Road, Marietta, Georgia (incorporated by reference to Exhibit 10.19 Golden Enterprises, Inc. August 29, 2008 Form 10-Q filed with the Commission).

10.20 Amendment to Salary Continuation Plan for Mark W. McCutcheon dated December 30, 2008 (incorporated by reference to Exhibit 10.20 Golden Enterprises, Inc. February 27, 2009 Form 10-Q filed with the Commission).

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

GOLDEN ENTERPRISES, INC.

By /s/Patty Townsend                                             August 21, 2009
--------------------                                             ---------------
Patty Townsend                                                        Date
Vice President, Secretary and Principal Financial
Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                       Title                           Date
        ---------                       -----                           ----

/s/John S. Stein                Chairman of Board                August 21, 2009
--------------------------
John S. Stein


/s/Mark W. McCutcheon           Chief Executive                  August 21, 2009
--------------------------      Officer, President and Director
Mark W. McCutcheon


/s/Patty Townsend               Vice President, Secretary and    August 21, 2009
--------------------------      Principal Financial Officer
Patty Townsend


/s/F. Wayne Pate                Director                         August 21, 2009
--------------------------
F. Wayne Pate


/s/Edward R. Pascoe             Director                         August 21, 2009
--------------------------
Edward R. Pascoe


/s/John P. McKleroy, Jr.        Director                         August 21, 2009
--------------------------
John P. McKleroy, Jr.


 /s/James I. Rotenstreich       Director                         August 21, 2009
--------------------------
James I. Rotenstreich


/s/John S.P. Samford            Director                         August 21, 2009
--------------------------
John S.P. Samford


/s/J. Wallace Nall, Jr.         Director                         August 21, 2009
--------------------------
J. Wallace Nall, Jr.


/s/Joann F. Bashinsky           Director                         August 21, 2009
--------------------------
Joann F. Bashinsky

                                   SCHEDULE II


                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

            For the Fiscal Years Ended May 29, 2009 and May 30, 2008

                                                                     Additions
                                                 Balance at          Charged to                            Balance
                                                  Beginning          Costs and                              at End
Allowance for Doubtful Accounts                    of Year            Expenses          Deductions         of Year
--------------------------------------------    ==============     ===============    ===============    =============

Year ended May 30, 2008                           $112,915             $   ---           $42,915           $ 70,000
                                                ==============     ===============    ===============    =============

Year ended May 29, 2009                           $ 70,000             $64,529           $ 7,399           $127,130
                                                ==============     ===============    ===============    =============













                      This page is intentionally left blank

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

10.16 Real Property Purchase and Sale Agreement dated May 2, 2008 whereby Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc. re-acquired certain real property in Nashville, Tennessee (incorporated by reference to Exhibit 10.16 to Golden Enterprises, Inc. May 30, 2008 Form 10-K filed with the Commission).

10.18 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc. as Seller, and Michael L. Rankin, as Purchaser with an effective date of August 20, 2008, for the sale of real property located at 2926 Kraft Drive, Nashville, County of Davidson, State of Tennessee and undeveloped real property located across the road from 2926 Kraft Drive (incorporated by reference to Exhibit 10.18 to Golden Enterprises. Inc., August 29, 2008 Form 10-Q filed with the Commission).

10.19 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc. as Seller, and Steve Bacorn, as Purchaser, with an effective date of July 7, 2008 for the sale of land and improvements located in Cobb County, Address being 321 Marble Mill Road, Marietta, Georgia (incorporated by reference to Exhibit 10.19 Golden Enterprises, Inc. August 29, 2008 Form 10-Q filed with the Commission).

10.20 Amendment to Salary Continuation Plan for Mark W. McCutcheon dated December 30, 2008 (incorporated by reference to Exhibit 10.20 Golden Enterprises, Inc. February 27, 2009 Form 10-Q filed with the Commission).

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