Form 10-Q
period 2009-08-28
GOLDEN ENTERPRISES INC
filed 2009-10-08
CIK 42228

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended August 28, 2009
                                                ---------------
                                       OR

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
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                Title Of Class              Name of exchange on which registered
                --------------              ------------------------------------
Capital Stock, Par Value $0.66 2/3                        NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ( ) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company X
                       --                   --                       --                            --

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2009.



                                                     Outstanding at
                    Class                          September 30, 2009
                    -----                          ------------------
Common Stock, Par Value $0.66 2/3                      11,746,632




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

                                            GOLDEN ENTERPRISES, INC.

                                                      INDEX

Part I.              FINANCIAL INFORMATION                                                          Page No.

Item 1               Financial Statements (unaudited)

                     Condensed Consolidated Balance Sheets
                     August 28, 2009 (unaudited) and May 29, 2009                                       4
                     Condensed Consolidated Statements of Income (unaudited)
                     Thirteen Weeks Ended August 28, 2009 and August 29, 2008                           5

                     Condensed Consolidated Statements of Cash Flows
                     (unaudited)- Thirteen Weeks Ended August 28, 2009 and August 29, 2008
                                                                                                        6
                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                                                             8

                     Report of Independent Registered Public Accounting Firm                           10

Item 2               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                               11

Item 3               Quantitative and Qualitative
                     Disclosure About Market Risk                                                      14

Item 4               Controls and Procedures                                                           14

Part II.             OTHER INFORMATION                                                                 14

Item 1               Legal Proceedings                                                                 14

Item 1-A             Risk Factors                                                                      14

Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                       15

Item 3               Defaults Upon Senior Securities                                                   15

Item 4               Submission of Matters to a Vote of Security Holders                               15

Item 5               Other Information                                                                 15

Item 6               Exhibits                                                                          16

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                          (Unaudited)    (Audited)
                                                                                                           August 28,     May 29,
                                                                                                             2009          2009
                                                                                                          ------------  ------------
                                                               ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                                               $    248,533  $  1,178,060
 Receivables, net                                                                                           8,630,141     9,297,434
 Inventories:
  Raw materials and supplies                                                                                1,702,684     1,693,655
  Finished goods                                                                                            3,301,430     3,318,497
                                                                                                          ------------  ------------
                                                                                                            5,004,114     5,012,152
                                                                                                          ------------  ------------

 Prepaid expenses                                                                                           2,615,805     1,608,790
 Deferred income taxes                                                                                        676,480       676,480
                                                                                                          ------------  ------------
  Total current assets                                                                                     17,175,073    17,772,916
                                                                                                          ------------  ------------

 Property, plant and equipment, net                                                                        19,894,917    16,056,235
 Other assets                                                                                               2,484,795     2,575,825
                                                                                                          ------------  ------------

   Total                                                                                                 $ 39,554,785  $ 36,404,976
                                                                                                          ============  ============

                                  LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
 Checks outstanding in excess of bank balances                                                           $  1,154,079  $  1,691,230
 Accounts payable                                                                                           4,784,764     3,437,482
 Accrued income taxes                                                                                         742,794       286,383
 Other accrued expenses                                                                                     4,804,374     5,157,323
 Salary continuation plan                                                                                     145,826       142,948
 Line of credit outstanding                                                                                 1,782,850     1,454,155
                                                                                                          ------------  ------------

  Total current liabilities                                                                                13,414,687    12,169,521
                                                                                                          ------------  ------------

LONG-TERM LIABILITIES
 Notes payable-bank, non- current                                                                           4,000,000     2,743,440
 Salary continuation plan                                                                                   1,389,907     1,414,303
 Deferred income taxes                                                                                        669,815       669,815
                                                                                                          ------------  ------------

Total long-term liabilities                                                                                 6,059,722     4,827,558
                                                                                                          ------------  ------------


STOCKHOLDER'S EQUITY
 Common stock - $.66-2/3 par value:
 35,000,000 shares authorized
 Issued 13,828,793 shares                                                                                   9,219,195     9,219,195
 Additional paid-in capital                                                                                 6,497,954     6,497,954
 Retained earnings                                                                                         15,252,026    14,579,547
                                                                                                          ------------  ------------
                                                                                                           30,969,175    30,296,696
 Less: Cost of common shares in treasury (2,082,161 shares at August 28, 2009
  and 2,082,161 shares at May 29, 2009)                                                                   (10,888,799)  (10,888,799)
                                                                                                          ------------  ------------

  Total stockholder's equity                                                                               20,080,376    19,407,897
                                                                                                          ------------  ------------

   Total                                                                                                 $ 39,554,785  $ 36,404,976
                                                                                                          ============  ============



   See Accompanying Notes to Condensed Consolidated Financial Statements

                     GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Thirteen          Thirteen
                                                  Weeks             Weeks
                                                  Ended             Ended
                                             August 28, 2009   August 29, 2008
                                            ---------------- ------------------

Net sales                                   $    32,592,162  $      29,850,688
Cost of sales                                    16,601,196         15,385,271
                                             ---------------  -----------------
Gross margin                                     15,990,966         14,465,417

Selling, general and administrative expenses     14,329,853         13,879,057
                                             ---------------  -----------------
Operating Income                                  1,661,113            586,360
                                             ---------------  -----------------

Other income (expenses):
  Gain on sale of assets                             36,931             44,911
  Interest expense                                  (46,859)           (59,944)
  Other income                                       10,750              9,496
                                             ---------------  -----------------
    Total other income (expenses)                       822             (5,537)
                                             ---------------  -----------------

  Income before income taxes                      1,661,935            580,823
  Income taxes                                      622,051            226,357
                                             ---------------  -----------------
  Net income                                $     1,039,884  $         354,466
                                             ===============  =================

PER SHARE OF COMMON STOCK
  Basic earnings per share                  $          0.09  $            0.03
  Diluted earnings per share                $          0.09  $            0.03

Weighted average number of common
  stock shares outstanding:
  Basic                                          11,746,632         11,783,385
  Diluted                                        11,746,632         11,783,385

Cash dividends paid per share of
  common stock                              $        0.0313  $          0.0313


See Accompanying Notes to Condensed Consolidated Financial Statements

                           GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                             Thirteen           Thirteen
                                                            Weeks Ended       Weeks Ended
                                                          August 28, 2009   August 29, 2008
                                                          ---------------  ------------------



CASH FLOWS FROM OPERATING ACTIVITIES

 Cash received from customers                            $    33,259,455  $       29,782,981
 Miscellaneous income                                             10,750               9,496
 Cash paid to suppliers & employees                          (14,843,970)        (14,372,274)
 Cash paid for operating expenses                            (15,454,198)        (14,317,509)
 Income taxes paid                                              (165,640)           (198,870)
 Interest expenses paid                                          (46,859)            (59,944)
                                                          ---------------  ------------------
 Net cash provided by operating activities                     2,759,538             843,880


CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property, plant and equipment                    (4,415,414)           (274,457)
 Proceeds from sale of property, plant and equipment              45,650              51,510
                                                          ---------------  ------------------
 Net cash used in investing activities                        (4,369,764)           (222,947)


CASH FLOWS FROM FINANCING ACTIVITIES

 Debt proceeds                                                 9,669,845           5,538,561
 Debt repayments                                              (8,084,590)         (5,897,373)
 Change in checks outstanding in excess of bank
  balances                                                      (537,151)              8,426
 Cash dividends paid                                            (367,405)           (368,566)
 Purchases of treasury shares                                          -             (22,332)
                                                          ---------------  ------------------
 Net cash provided by (used in) financing activities             680,699            (741,284)


Net change in cash and cash equivalents                         (929,527)           (120,351)
Cash and cash equivalents at beginning of period               1,178,060             442,756
                                                          ---------------  ------------------
Cash and cash equivalents at end of period               $       248,533  $          322,405
                                                          ===============  ==================




See Accompanying Notes to Condensed Consolidated Financial Statements

                                 GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
                   RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
                      FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 2009 AND AUGUST 29, 2008




                                                                         Thirteen           Thirteen
                                                                       Weeks Ended         Weeks Ended
                                                                     August 28, 2009     August 29, 2008
                                                                     ----------------   -----------------

Net Income                                                          $      1,039,884   $         354,466
  Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                               568,013             582,778
 Gain on sale of property and equipment                                      (36,931)            (44,911)

Changes in operating assets and liabilities:
 Change in receivables - net                                                 667,293             (67,707)
 Change in inventories                                                         8,038            (491,127)
 Change in prepaid expenses                                               (1,007,015)           (537,680)
 Change in other assets                                                       91,030             134,718
 Change in accounts payable                                                1,347,282           1,087,198
 Change in accrued expenses                                                 (352,949)           (184,802)
 Change in salary continuation                                               (21,518)            (16,540)
 Change in accrued income taxes                                              456,411              27,487
                                                                     ----------------   -----------------

 Net cash provided by operating activities                          $      2,759,538   $         843,880
                                                                     ================   =================

                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements of Golden Enterprises, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Golden Enterprises, Inc. and subsidiary ("the Company") Annual Report on Form 10-K for year ended May 29, 2009.

2. The consolidated results of operations for the thirteen weeks ended August 28, 2009 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 28, 2010.

3. The following tables summarize the prepaid assets accounts at August 28, 2009 and May 29, 2009.

                                              August 28, 2009     May 29, 2009
                                             -----------------   ---------------

            Truck shop supplies             $          672,684  $        687,570
            Insurance deposit                          138,959           138,959
            Slotting fees                              226,483           221,325
            Deferred advertising fees                  836,124            10,000
            Prepaid insurance                          487,895           284,095
            Prepaid taxes/licenses                     151,590           200,694
            Prepaid dues/supplies                       73,612            28,655
            Other                                       28,458            37,492
                                             -----------------   ---------------

                                            $        2,615,805  $      1,608,790
                                             =================   ===============


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

6. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended August 28, 2009 and August 29, 2008:

                                                                               ------------------- --------------------
                                                                                    Thirteen             Thirteen
                                                                                   Weeks Ended         Weeks Ended
                                                                                 August 28, 2009     August 29, 2008
                                                                               ------------------- --------------------

     Weighted average number of common shares used in computing basic                   11,746,632           11,783,385
       earnings per share
     Effect of dilutive stock options                                                            0                    0
                                                                               ------------------- --------------------

     Weighted average number of common shares and dilutive potential
       common stock used in computing dilutive earnings per share                       11,746,632           11,783,385
                                                                               =================== ====================

     Stock options excluded from the above reconciliation because they are
       anti-dilutive                                                                       329,000              369,000
                                                                               =================== ====================


7. The Company has a letter of credit in the amount of $2,264,857 outstanding at August 28, 2009 and May 29, 2009. The letter of credit supports the Company's commercial self-insurance program.

8. The Company has a line-of-credit agreement with a local bank that permits borrowing up to $2 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt as of August 28, 2009 was $1,782,850 with an interest rate of 4.00%, leaving the Company with $217,150 of credit availability. The Company's line-of-credit debt as of May 29, 2009 was $1,454,155 with an interest rate of 4.00%, leaving the Company with $545,845 of credit availability.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of August 28, 2009, and the related condensed consolidated statements of income and cash flows for the thirteen week periods ended August 28, 2009 and August 29, 2008. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of May 29, 2009 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the fiscal year then ended (not presented herein), and in our report dated August 14, 2009 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 29, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.






Birmingham, Alabama
October 7,  2009                       DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

                                     ITEM 2
                                     ------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. This discussion should be read in conjunction with our recent SEC filings, including Form 10-K for the year ended May 29, 2009. The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Future events and their effects cannot be determined with absolute certainty. Therefore, management's determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates including those considered significant and discussed in detail in Form 10-K for the year ended May 29, 2009. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

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

The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed to independent distributors and route representives by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.


Liquidity and Capital Resources

At August 28, 2009 and May 29, 2009, working capital was $3,760,386 and $5,603,395, respectively.

The Company did not purchase shares of treasury stock this quarter. The Company's current ratio was 1.28 to 1.00 at August 28, 2009 compared to 1.46 to
1.00 at May 29, 2009.

Accounts Receivable and Allowance for Doubtful Accounts

At August 28, 2009 and May 29, 2009 the Company had accounts receivables in the amount of $8,630,141 and $9,297,434, net of an allowance for doubtful accounts of $70,000 and $127,130, respectively.

The following table summarizes the Company's customer accounts receivable profile as of August 28, 2009 and May 29, 2009:

               Amount Range                      No. of Customers
     --------------------------------- -------------------------------------

                                            August 28, 2009     May 29, 2009

     Less than $1,000.00                              1,074            1,055
     $1,001.00-$10,000.00                               540              542
     $10,001.00-$100,000.00                             116              137
     $100,001.00-$500,000.00                              8                7
     $500,001.00-$1,000,000.00                            2                2
     $1,000,001.00-$2,500,000.00                          0                0
                                       -------------------- ----------------

     Total All Accounts                               1,740            1,743
                                       ==================== ================

The following table summarizes the significant contractual obligations of the Company as of August 28, 2009:

Contractual Obligations             Total          Current        2-3 Years        4-5 Years      Thereafter
------------------------------   ------------    -----------    --------------    -----------    -------------
Vehicle Lease                    $  2,834,648    $   901,049    $    1,601,302    $   332,297    $           -
Salary Continuation Plan            1,535,733        145,826           328,967        385,842          675,098
                                 ------------    -----------    --------------    -----------    -------------
Total Contractual Obligations    $  4,370,381    $ 1,046,875    $    1,930,269    $   718,139    $     675,098
                                 ============    ===========    ==============    ===========    =============

Other Commitments

Available   cash,   cash  from   operations  and  available   credit  under  the
line-of-credit   are  expected  to  be  sufficient  to  meet   anticipated  cash
expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended August 28, 2009, net sales increased 9.2% from the comparable period in fiscal 2009. This year's first quarter cost of sales was 50.9% of net sales compared to 51.5% for last year's first quarter. This year's first quarter, selling, general, and administrative expenses were 44.0% of net sales compared to 46.5% for last year's first quarter.

The following tables compare manufactured products to resale products:


                                            Manufactured Products-Resale Products

                                      Thirteen Weeks Ended               Thirteen Weeks Ended
                                        August 28, 2009                    August 29, 2008
Sales
Manufactured Products            $        26,228,539      80.5%      $   23,835,378         79.8%
Resale Products                            6,363,623      19.5%           6,015,310         20.2%
                                 ------------------- ----------      --------------    ----------
Total                            $        32,592,162     100.0%      $   29,850,688        100.0%
                                 =================== ==========      ==============    ==========


Gross Margin
Manufactured Products            $        13,641,814      52.0%      $   12,106,591         50.8%
Resale Products                            2,349,152      36.9%           2,358,826         39.2%
                                 -------------------                 --------------
Total                            $        15,990,966      49.1%      $   14,465,417         48.5%
                                 ===================                 ==============

The Company's gain on sale of assets for the thirteen weeks ended August 28, 2009 in the amount of $36,931 was from the sale and trade in of used transportation and manufacturing equipment.

For last year's thirteen weeks the gain on sale of assets was $44,911 from the sale of used equipment for cash.

The Company's effective tax rate for the first quarter was 37.4% compared to 39.0% for the last year's first quarter.

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

Not applicable.



Significant Events

Not applicable.



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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the Company's first fiscal quarter ended August 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.


                            PART II OTHER INFORMATION

                                     ITEM 1
                                     ------

                                LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company or its subsidiary other than routine litigation incidental to the business of the Company and its subsidiary.







                                    ITEM 1-A
                                    --------

                                  RISK FACTORS

There are no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

                                     ITEM 2
                                     ------

                     UNREGISTERED SALES OF EQUITY SECURITIES
                               AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this report.

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended August 28, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------------------------------------------------------
Period                           (a) Total      (b) Average Price Paid    (c) Total Number of    (d) Maximum Number
                                 Number of        per Share (or Unit)            Shares            (or Approximate
                                   Shares                                      (or Units)         Dollar Value) of
                                 (or Units)                                Purchased as Part      Shares (or Units)
                                 Purchased                                    of Publicly          that May Yet Be
                                                                           Announced Plans or    Purchased Under the
                                                                                Programs          Plans or Programs
----------------------------------------------------------------------------------------------------------------------
May 29 to June 26                         -0-             -0-                     -0-                    -0-
----------------------------------------------------------------------------------------------------------------------
June 27 to July 31                        -0-             -0-                     -0-                    -0-
----------------------------------------------------------------------------------------------------------------------
August 1 to August 28                     -0-             -0-                     -0-                    -0-
----------------------------------------------------------------------------------------------------------------------
Total First Quarter                       -0-             -0-                     -0-                    -0-
----------------------------------------------------------------------------------------------------------------------

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

10.18 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc. as Seller, and Michael L. Rankin, as Purchaser, with an effective date of August 20 2008, for the sale of real property located at 2926 Kraft Drive, Nashville, County of Davidson, State of Tennessee and undeveloped real property located across the road from 2926 Kraft Drive (incorporated by reference to Exhibit 10.18 to Golden Enterprises, Inc. August 29, 2008 Form 10-Q filed with the Commission).

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

Dated: October 8, 2009                    /s/Mark W. McCutcheon
       ---------------                    ---------------------
                                             Mark W. McCutcheon
                                             President and
                                             Chief Executive Officer


Dated:  October 8, 2009                   /s/ Patty Townsend
        ---------------                   ------------------
                                            Patty Townsend
                                            Vice-President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)