Form 10-Q
period 2009-11-27
GOLDEN ENTERPRISES INC
filed 2010-01-15
CIK 42228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly (twenty-six weeks) period ended November 27, 2009
                                                  -----------------


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------

Commission file number                            0-4339
                               ----------------------------------------------



                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

           DELAWARE                                    63-0250005
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

One Golden Flake Drive
Birmingham, Alabama                                       35205
----------------------------------------          ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ( ) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). (Check one):
Large accelerated filer ___               Accelerated filer ___
Non-accelerated filer ___                 Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2009.
                                                     Outstanding at
             Class                                 December 31, 2009
             -----                                 -----------------
Common Stock, Par Value $0.66 2/3                      11,746,632

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

                            GOLDEN ENTERPRISES, INC.

                                     INDEX

                                                                        Page No.
Part I.    FINANCIAL INFORMATION

Item 1     Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
           November 27, 2009 (unaudited) and May 29, 2009                   4

           Condensed Consolidated Statements of Income (unaudited)
           Thirteen Weeks and Twenty-Six Weeks Ended November 27, 2009
           and November 28, 2008                                            5

           Condensed Consolidated Statements of Cash Flows (unaudited)- Twenty-Six Weeks Ended November 27, 2009 and November 28,
           2008                                                             6

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                      8

           Report of Independent Registered Public Accounting Firm         10


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11

Item 3     Quantitative and Qualitative Disclosure About Market Risk       14

Item 4     Controls and Procedures                                         14


PART II.   OTHER INFORMATION                                               15

Item 1     Legal Proceedings                                               15

Item 1-A   Risk Factors                                                    15

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds     15

Item 3     Defaults Upon Senior Securities                                 16

Item 4     Submission of Matters to a Vote of Security Holders             16

Item 5     Other Information                                               16

Item 6     Exhibits                                                        17

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)      (Audited)
                                                     November 27,      May 29,
                                                        2009            2009
                                                        ----            ----
                                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $    713,257    $  1,178,060
  Receivables, net                                    8,754,558       9,297,434
  Inventories:
     Raw materials and supplies                       1,750,823       1,693,655
     Finished goods                                   3,837,442       3,318,497
                                                    ------------    ------------
                                                      5,588,265       5,012,152
                                                    ------------    ------------

  Prepaid expenses                                    2,106,239       1,608,790
  Deferred income taxes                                 676,480         676,480
                                                    ------------    ------------
     Total current assets                            17,838,799      17,772,916
                                                    ------------    ------------

  Property, plant and equipment, net                 21,408,968      16,056,235
  Other assets                                        2,614,548       2,575,825
                                                    ------------    ------------

     Total                                         $ 41,862,315    $ 36,404,976
                                                    ============    ============

                    LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Checks outstanding in excess of bank balances    $  1,428,857    $  1,691,230
  Accounts payable                                    5,738,342       3,437,482
  Accrued income taxes                                  516,563         286,383
  Current portion of long-term debt                     330,695               -
  Other accrued expenses                              4,751,031       5,157,323
  Salary continuation plan                              148,762         142,948
  Line of credit outstanding                          2,927,526       1,454,155
                                                    ------------    ------------

     Total current liabilities                       15,841,776      12,169,521
                                                    ------------    ------------

LONG-TERM LIABILITIES
  Notes payable - bank, non-current                   3,588,717       2,743,440
  Salary continuation plan                            1,365,019       1,414,303
  Deferred income taxes                                 669,815         669,815
                                                    ------------    ------------

     Total long-term liabilities                      5,623,551       4,827,558
                                                    ------------    ------------

STOCKHOLDER'S EQUITY
  Common stock - $.66-2/3 par value:
   35,000,000 shares authorized
  Issued 13,828,793 shares                            9,219,195       9,219,195
  Additional paid-in capital                          6,497,954       6,497,954
  Retained earnings                                  15,568,638      14,579,547
                                                    ------------    ------------
                                                     31,285,787      30,296,696
  Less:  Cost of common shares in treasury
   (2,082,161 shares at November 27, 2009
   and 2,082,161 shares at May 29, 2009)            (10,888,799)    (10,888,799)
                                                    ------------    ------------

     Total stockholder's equity                      20,396,988      19,407,897
                                                    ------------    ------------

        Total                                      $ 41,862,315    $  6,404,976
                                                    ============    ============


See Accompanying Notes to Condensed Consolidated Financial Statements

                    GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


<BTB>
                                                     Thirteen            Thirteen           Twenty-Six          Twenty-Six
                                                      Weeks               Weeks               Weeks               Weeks
                                                      Ended               Ended               Ended               Ended
                                                 November 27, 2009   November 28, 2008   November 27, 2009   November 28, 2008
                                                ------------------- ------------------- ------------------- -------------------
Net sales                                        $      31,452,068   $      29,155,330   $      64,044,230   $      59,006,018
Cost of sales                                           16,534,907          15,791,595          33,136,103          31,176,866
                                                 ------------------  ------------------  ------------------  ------------------
Gross margin                                            14,917,161          13,363,735          30,908,127          27,829,152

Selling, general and administrative expenses            13,867,314          13,010,121          28,197,167          26,889,178
                                                 ------------------  ------------------  ------------------  ------------------
  Operating income                                       1,049,847             353,614           2,710,960             939,974
                                                 ------------------  ------------------  ------------------  ------------------

Other (expenses) income:
  Gain on sale of assets                                     7,374             804,767              44,305             849,678
  Interest expense                                         (90,147)            (48,308)           (137,006)           (108,252)
  Other income                                              48,235              15,691              58,985              25,187
                                                 ------------------  ------------------  ------------------  ------------------
     Total other (expenses) income                         (34,538)            772,150             (33,716)            766,613
                                                 ------------------  ------------------  ------------------  ------------------

Income before income taxes                               1,015,309           1,125,764           2,677,244           1,706,587
Income taxes                                               331,301             427,646             953,352             654,003
                                                 ------------------  ------------------  ------------------  ------------------
     Net income                                  $         684,008   $         698,118   $       1,723,892   $       1,052,584
                                                 ==================  ==================  ==================  ==================

PER SHARE OF COMMON STOCK
     Basic earnings                              $            0.06   $            0.06   $            0.15   $            0.09
     Diluted earnings                            $            0.06   $            0.06   $            0.15   $            0.09

Weighted average number of common
  stock share outstanding:
        Basic                                           11,746,632          11,757,956          11,746,632          11,770,671
        Diluted                                         11,746,632          11,757,956          11,746,632          11,770,671

Cash dividends paid per share of
  common stock                                   $          0.0313   $          0.0313   $          0.0626   $          0.0626


See Accompanying Notes to Condensed Consolidated Financial Statements

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


<BTB>
                                                                      Twenty-Six               Twenty-Six
                                                                     Weeks Ended              Weeks Ended
                                                                  November 27, 2009        November 28, 2008
                                                                 -------------------      -------------------


CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                                  $       64,587,106       $       58,992,022
   Miscellaneous income                                                      58,985                   25,187
   Cash paid to suppliers and employees                                 (30,584,447)             (30,357,320)
   Cash paid for operating expenses                                     (28,840,596)             (26,931,843)
   Income taxes paid                                                       (723,172)                (521,346)
   Interest expenses paid                                                  (137,006)                (108,252)
                                                                  ------------------       ------------------
   Net cash provided by operating activities                              4,360,870                1,098,448


CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property, plant and equipment                             (6,542,240)                (670,111)
   Proceeds from sale of property, plant and equipment                       64,398                2,687,892
                                                                  ------------------       ------------------
   Net cash (used in) provided by investing activities                   (6,477,842)               2,017,781


CASH FLOWS FROM FINANCING ACTIVITIES

   Debt proceeds                                                         12,644,869               10,039,428
   Debt repayments                                                       (9,995,526)              (9,528,360)
   Change in checks outstanding in excess of bank
     balances                                                              (262,373)                (817,370)
   Cash dividends paid                                                     (734,801)                (736,717)
   Purchases of treasury shares                                                   -                  (75,282)
                                                                  ------------------       ------------------
   Net cash provided by (used in) financing activities                    1,652,169               (1,118,301)


Net change in cash and cash equivalents                                    (464,803)               1,997,928
Cash and cash equivalents at beginning of period                          1,178,060                  442,756
                                                                  ------------------       ------------------
Cash and cash equivalents at end of period                       $          713,257       $        2,440,684
                                                                  ==================       ==================


See Accompanying Notes to Condensed Consolidated Financial Statements

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

       RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
     FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 27, 2009 AND NOVEMBER 28, 2008


<BTB>
                                                                      Twenty-Six               Twenty-Six
                                                                     Weeks Ended              Weeks Ended
                                                                  November 27, 2009        November 28, 2008
                                                                 -------------------      -------------------

Net Income                                                       $        1,723,892       $        1,052,584
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                          1,169,414                1,175,082
   Gain on sale of property and equipment                                   (44,305)                (849,678)

Changes in operating assets and liabilities:
   Change in receivables - net                                              542,876                  (13,996)
   Change in inventories                                                   (576,113)                (284,686)
   Change in prepaid expenses                                              (497,449)                (354,285)
   Change in other assets                                                   (38,723)                 306,663
   Change in accounts payable                                             2,300,860                  264,557
   Change in accrued expenses                                              (406,292)                (293,415)
   Change in salary continuation                                            (43,470)                 (37,035)
   Change in accrued income taxes                                           230,180                  132,657
                                                                  ------------------       ------------------

   Net cash provided by operating activities                     $        4,360,870       $        1,098,448
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

2. The consolidated results of operations for the twenty-six weeks ended November 27, 2009 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 28, 2010.

3. The following tables summarize the prepaid assets accounts at November 27, 2009 and May 29, 2009.


                                        November 27, 2009        May 29, 2009
                                       -------------------   -------------------
         Truck shop supplies          $           666,759   $           687,570
         Insurance deposit                        138,959               138,959
         Slotting fees                            160,548               221,325
         Deferred advertising fees                560,748                10,000
         Prepaid insurance                        343,698               284,095
         Prepaid taxes/licenses                   138,128               200,694
         Prepaid dues/supplies                     76,810                28,655
         Other                                     20,589                37,492
                                       -------------------   -------------------

                                      $         2,106,239   $         1,608,790
                                       ===================   ===================


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

6. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the twenty-six weeks ended November 27, 2009 and November 28, 2008:


                                       -------------------   -------------------
                                            Twenty-Six            Twenty-Six
                                           Weeks Ended           Weeks Ended
                                        November 27, 2009     November 28, 2008
                                       -------------------   -------------------
     Weighted average number of common
       shares used in computing basic
       earnings per share                      11,746,632            11,770,671
     Effect of dilutive stock options                   0                     0
                                       -------------------   -------------------
     Weighted average number of common
       shares and dilutive potential
       common stock used in computing
       dilutive earnings per share             11,746,632            11,770,671
                                       ===================   ===================
     Stock options excluded from the
       above reconciliation because
       they are anti-dilutive                     329,000               369,000
                                       ===================   ===================


7. The Company has a letter of credit in the amount of $2,057,014 outstanding at November 27, 2009 compared to $2,264,857 at May 29, 2009. The letter of credit supports the Company's commercial self-insurance program.

8. The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3 million. During the quarter ended 11/27/2009, this line of credit was renewed and the limit was increased from $2 million to $3 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt as of November 27, 2009 was $2,927,526 with an interest rate of 4.00%, leaving the Company with $72,474 of credit availability. The Company's line-of-credit debt as of May 29, 2009 was $1,454,155 with an interest rate of 4.00%, leaving the Company with $545,845 of credit availability.

9. The interest rate on the Company's note payable is fixed at 4.25% over the 10-year term of the loan. The Company's total bank debt was increased by $1,175,972 for the period ended November 27, 2009 compared to May 29, 2009 when the Company had $2,743,440 in bank debt. There are no prepayment penalties on this note and the Company intends to repay it at the earliest practicable date.

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

11. On December 14, 2009, the Company executed a Purchase and Sale Agreement to sell property located at 4771 Phyllis Street, Jacksonville, Florida for $160,000. The property is scheduled to close in the Company's third quarter in 2010.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------



We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of November 27, 2009, and the related condensed consolidated statements of income and cash flows for the twenty-six week periods ended November 27, 2009 and November 28, 2008. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of May 29, 2009 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fiscal year then ended (not presented herein), and in our report dated August 6, 2009 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 29, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




Birmingham, Alabama
January 7, 2010                    DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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

The Company sells its products through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States. The products are distributed through the independent distributors and route representatives who are supplied with selling inventory by the Company's trucking fleet. All of the route representatives are employees of the Company and use the Company's direct-store delivery system.

Liquidity and Capital Resources

At November 27, 2009 and May 29, 2009, working capital was $1,997,023 and $5,603,395, respectively.

The Company did not purchase shares of treasury stock this quarter. The Company's current ratio was 1.13 to 1.00 at November 27, 2009 compared to 1.46 to 1.00 at May 29, 2009.

Accounts Receivable and Allowance for Doubtful Accounts

At November 27, 2009 and May 29, 2009 the Company had accounts receivables in the amount of $8,754,558 and $9,297,434, net of an allowance for doubtful accounts of $70,000 and $127,130, respectively.

The following table summarizes the Company's customer accounts receivable profile as of November 27, 2009 and May 29, 2009:


                  Amount Range                      No. of Customers
                  ------------                      ----------------

                                          November 27, 2009       May 29, 2009

       Less than $1,000.00                            1,029              1,055
       $1,001.00-$10,000.00                             544                542
       $10,001.00-$100,000.00                           128                137
       $100,001.00-$500,000.00                            7                  7
       $500,001.00-$1,000,000.00                          0                  2
       $1,000,001.00-$2,500,000.00                        1                  0
                                                          -                  -

       Total All Accounts                             1,709              1,743
                                                      =====              =====

Contractual Obligations

The following table summarizes the significant contractual obligations of the Company as of November 27, 2009:


<BTB>
Contractual Obligations                  Total          Current        2-3 Years       4-5 Years      Thereafter
-----------------------                  -----          -------        ---------       ---------      ----------
Long-Term Debt                      $   3,919,412   $     330,695   $     705,243   $     768,987   $   2,114,487
Vehicle Lease                           2,616,929         902,534       1,559,540         154,855               -
Salary Continuation Plan                1,513,781         148,762         335,590         393,610         635,819
                                    -------------   -------------   -------------   -------------   -------------
Total Contractual Obligations       $   8,050,122   $   1,381,991   $   2,600,373   $   1,317,452   $   2,750,306
                                    =============   =============   =============   =============   =============

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended November 27, 2009, net sales increased 7.9% from the comparable period in fiscal 2009. For the twenty-six weeks ended November
27, 2009, net sales increased 8.5% from the comparable period in fiscal 2009. This year's second quarter cost of sales was 52.6% of net sales compared to 54.2% for last year's second quarter. This year's year to date cost of sales was 51.7% of net sales compared to 52.8% for last year's year to date. This year's second quarter, selling, general and administrative expenses were 44.1% of net sales compared to 44.6% for last year's second quarter. This year's year to date selling, general and administrative expenses were 44.0% of net sales compared to 45.6% for last year's year to date.

The following tables compare manufactured products to resale products:


                     Manufactured Products-Resale Products


                          Thirteen Weeks Ended         Thirteen Weeks Ended
                           November 27, 2009            November 28, 2008
Sales                                           %                            %
Manufactured Products     $   24,490,300      77.9%    $   23,227,596      79.7%
Resale Products                6,961,768      22.1%         5,927,734      20.3%
                          ---------------  --------    ---------------  --------
Total                     $   31,452,068     100.0%    $   29,155,330     100.0%
                          ===============  ========    ===============  ========


Gross Margin                                    %                            %
Manufactured Products     $   12,439,581      50.8%    $   11,195,693      48.2%
Resale Products                2,477,580      35.6%         2,168,042      36.6%
                          ---------------              ---------------
Total                     $   14,917,161      47.4%    $   13,363,735       5.8%
                          ===============              ===============



                         Twenty-Six Weeks Ended       Twenty-Six Weeks Ended
                           November 27, 2009            November 28, 2008
Sales                                           %                            %
Manufactured Products     $   50,718,141      79.2%    $   47,063,062      79.8%
Resale Products               13,326,089      20.8%        11,942,956      20.2%
                          ---------------  --------    ---------------  --------
Total                     $   64,044,230     100.0%    $   59,006,018     100.0%
                          ===============  ========    ===============  ========


Gross Margin                                    %                            %
Manufactured Products     $   26,080,679      51.4%    $   23,303,268      49.5%
Resale Products                4,827,448      36.2%         4,525,884      37.9%
                          ---------------              ---------------
Total                     $   30,908,127      48.3%    $   27,829,152      47.2%
                          ===============              ===============


The Company's gain on sale of assets for the thirteen weeks ended November 27, 2009 in the amount of $7,374 was from the sale of used transportation equipment.

For last year's thirteen weeks, the gain on sale of assets was $804,767 which was from the sale of used transportation equipment for $22,055 and from the sale of warehouse properties at Marietta, Georgia and Nashville, Tennessee for $782,712.

The Company's effective tax rate for the thirteen weeks was 32.6% compared to 38.0% for the last year's thirteen weeks and 35.6% for the twenty-six weeks this year and 38.3% last year.

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices), to which the Company is exposed, are commodity prices affecting the cost of its raw materials.

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

Subsequent Events

On December 14, 2009, the Company executed a Purchase and Sale Agreement to sell property located at 4771 Phyllis Street, Jacksonville, Florida for $160,000. The property is scheduled to close in the Company's third quarter in 2010.


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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the Company's second fiscal quarter ended November 27, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.


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

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended November 27, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------
Period                      (a) Total   (b) Average   (c) Total    (d) Maximum
                            Number of    Price Paid     Number       Number (or
                              Shares      per Share   of Shares     Approximate
                            (or Units)    (or Unit)   (or Units)   Dollar Value)
                            Purchased                 Purchased      of Shares
                                                      as Part of    (or Units)
                                                       Publicly    that May Yet
                                                      Announced    Be Purchased
                                                       Plans or      Under the
                                                       Programs      Plans or
                                                                     Programs

August 29 to September 25     -0-           -0-          -0-           -0-
--------------------------------------------------------------------------------
September 26 to October 30    -0-           -0-          -0-           -0-
--------------------------------------------------------------------------------
October 31 to November 27     -0-           -0-          -0-           -0-
--------------------------------------------------------------------------------
Total Second Quarter          -0-           -0-          -0-           -0-
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


                                     ITEM 4
                                     ------

                            SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Golden Enterprises, Inc. was held on September 24, 2009 and duly adjourned to and reconvened on October 8, 2009.
(b)  All director  nominees  were  elected.
(c)  The following  is a tabulation of the voting for the election of Directors:

                             ELECTION OF DIRECTORS

              Names                       Votes For         Votes Withheld
              -----                       ---------         --------------

         John S. Stein                   10,020,265                377,820
         Edward R. Pascoe                10,384,076                 14,009
         John P. McKleroy, Jr.           10,039,921                358,164
         James I. Rotenstreich           10,370,636                 27,449
         John S.P. Samford               10,374,437                 23,648
         J. Wallace Nall, Jr.            10,015,099                382,986
         F. Wayne Pate                   10,010,190                387,895
         Joann F. Bashinsky              10,009,349                388,736
         Mark W. McCutcheon              10,099,522                298,563


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

10.19 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc., as Seller, and Steve Bacorn, as Purchaser, with an effective date of July 7, 2008, for the sale of land and improvements located in Cobb County, at 321 Marble Mill Road, Marietta, Georgia (incorporated by reference to Exhibit 10.19 Golden Enterprises, Inc. August 29, 2008 Form 10-Q filed with the Commission).

10.20 Amendment to Salary Continuation Plan for Mark W. McCutcheon dated December 30, 2008 (incorporated by reference to Exhibit 10.20 Golden Enterprises, Inc. February 27, 2009 Form 10-Q filed with the Commission).

10.21 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc., as Seller, and Rodney D. Evans and Everett James Crowell, as Purchasers, with an effective date of December 14, 2009, for the sale of land and improvements located in Duval County, at 4771 Phyllis St., Jacksonville, Florida.

14.1 Golden Enterprises, Inc.'s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to
        Exhibit 14.1 to Golden Enterprises, Inc. May 31, 004 From 10-K with the Commission).

(18)    Letter Re: Change in Accounting Principles

18.1 Letter from the Registrant's Independent Accountant dated August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 3, 2005 (incorporated by reference to Exhibit 18.1 to Golden Enterprises, Inc. June 3, 2005 Form 10-K filed with the Commission).

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


                                          GOLDEN ENTERPRISES, INC.
                                          -----------------------
                                                (Registrant)

Dated: January 14, 2010                  /s/ Mark W. McCutcheon
       ----------------                  ----------------------
                                             Mark W. McCutcheon
                                             President and
                                             Chief Executive Officer


Dated: January 14, 2010                  /s/ Patty Townsend
       ----------------                  ------------------
                                             Patty Townsend
                                             Vice-President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)