Form 10-Q
period 2010-02-26
GOLDEN ENTERPRISES INC
filed 2010-04-15
CIK 42228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly (thirteen and thirty-nine weeks) period ended
                               February 26, 2010
                               -----------------

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


                            GOLDEN ENTERPRISES, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)

            DELAWARE                                      63-0250005

 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

One Golden Flake Drive
Birmingham, Alabama                                         35205
----------------------------------------           -------------------------
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
Large  accelerated  filer      Accelerated  filer      Non-accelerated filer
                          ---                     ---                        ---

Smaller reporting company  X
                          ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( )  No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2010.
                                                        Outstanding at
             Class                                      March 31, 2010
             -----                                      --------------
Common Stock, Par Value $0.66 2/3                         11,746,632


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

                            GOLDEN ENTERPRISES, INC.

                                     INDEX

Part I.    FINANCIAL INFORMATION                                        Page No.

Item 1     Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
           February 26, 2010 (unaudited) and May 29, 2009                  4

           Condensed Consolidated Statements of Income (unaudited)
           Thirteen Weeks and Thirty-Nine Weeks Ended February 26, 2010
           and February 27, 2009                                           5

           Condensed Consolidated Statements of Cash Flows
           (unaudited)- Thirty-Nine Weeks Ended February 26, 2010 and
           February 27, 2009                                               6

           Notes to Condensed Consolidated Financial
           Statements (unaudited)                                          8

           Report of Independent Registered Public Accounting Firm         10

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11

Item 3     Quantitative and Qualitative
           Disclosure About Market Risk                                    14

Item 4     Controls and Procedures                                         14

Part II.   OTHER INFORMATION                                               15

Item 1     Legal Proceedings                                               15

Item 1-A   Risk Factors                                                    15

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds     15

Item 3     Defaults Upon Senior Securities                                 16

Item 4     Submission of Matters to a Vote of Security Holders             16

Item 5     Other Information                                               16

Item 6     Exhibits                                                        17

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)    (Audited)
                                                      February 26,    May 29,
                                                          2010          2009
                                                     ------------- -------------
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                           $    552,502  $  1,178,060
 Receivables, net                                       9,606,996     9,297,434
 Inventories:
  Raw materials and supplies                            1,588,951     1,693,655
  Finished goods                                        2,969,999     3,318,497
                                                     ------------- -------------
                                                        4,558,950     5,012,152
                                                     ------------- -------------

 Prepaid expenses                                       1,984,131     1,608,790
 Deferred income taxes                                    676,480       676,480
                                                     ------------- -------------
  Total current assets                                 17,379,059    17,772,916
                                                     ------------- -------------

 Property, plant and equipment, net                    22,307,135    16,056,235
 Other assets                                           2,511,138     2,575,825
                                                     ------------- -------------

   Total                                             $ 42,197,332  $ 36,404,976
                                                     ============= =============

                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
 Checks outstanding in excess of bank balances       $  2,057,684  $  1,691,230
 Accounts payable                                       5,167,404     3,437,482
 Accrued income taxes                                     718,102       286,383
 Current portion of long-term debt                        334,221             -
 Other accrued expenses                                 4,310,154     5,157,323
 Salary continuation plan                                 151,757       142,948
 Line of credit outstanding                             2,901,449     1,454,155
                                                     ------------- -------------

  Total current liabilities                            15,640,771    12,169,521
                                                     ------------- -------------

LONG-TERM LIABILITIES
 Notes payable-bank, non-current                        3,503,287     2,743,440
 Salary continuation plan                               1,339,631     1,414,303
 Deferred income taxes                                    669,815       669,815
                                                     ------------- -------------

  Total long-term liabilities                           5,512,733     4,827,558
                                                     ------------- -------------


STOCKHOLDER'S EQUITY
 Common stock - $.66-2/3 par value:
 35,000,000 shares authorized
 Issued 13,828,793 shares                               9,219,195     9,219,195
 Additional paid-in capital                             6,497,954     6,497,954
 Retained earnings                                     16,215,478    14,579,547
                                                     ------------- -------------
                                                       31,932,627    30,296,696
 Less: Cost of common shares in treasury (2,082,161
  shares at February 26, 2010
  and 2,082,161 shares at May 29, 2009)               (10,888,799)  (10,888,799)
                                                     ------------- -------------

  Total stockholder's equity                           21,043,828    19,407,897
                                                     ------------- -------------

   Total                                             $ 42,197,332  $ 36,404,976
                                                     ============= =============


See Accompanying Notes to Condensed Consolidated Financial Statements

                                              GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                               Thirteen      Thirteen     Thirty-Nine   Thirty-Nine
                                                                                 Weeks         Weeks         Weeks         Weeks
                                                                                 Ended         Ended         Ended         Ended
                                                                             February 26,  February 27,  February 26,  February 27,
                                                                                 2010          2009          2010          2009
                                                                             ------------- ------------- ------------- -------------
Net sales                                                                    $ 31,348,255  $ 30,162,920  $ 95,392,485  $ 89,168,938
Cost of sales                                                                  16,081,587    15,682,764    49,217,690    46,859,630
                                                                             ------------- ------------- ------------- -------------
Gross margin                                                                   15,266,668    14,480,156    46,174,795    42,309,308

Selling, general and administrative expenses                                   13,758,294    13,330,016    41,955,461    40,219,194
                                                                             ------------- ------------- ------------- -------------
  Operating income                                                              1,508,374     1,150,140     4,219,334     2,090,114
                                                                             ------------- ------------- ------------- -------------

Other income (expenses):
  Gain on sale of assets                                                          145,172        37,265       189,477       886,943
  Interest expense                                                                (94,238)      (41,550)     (231,244)     (149,802)
  Other income                                                                     59,221        32,688       118,206        57,875
                                                                             ------------- ------------- ------------- -------------
 Total other income (expenses)                                                    110,155        28,403        76,439       795,016
                                                                             ------------- ------------- ------------- -------------

Income before income taxes                                                      1,618,529     1,178,543     4,295,773     2,885,130
Income taxes                                                                      604,297       443,784     1,557,649     1,097,787
                                                                             ------------- ------------- ------------- -------------
 Net income                                                                  $  1,014,232  $    734,759  $  2,738,124  $  1,787,343
                                                                             ============= ============= ============= =============

PER SHARE OF COMMON STOCK
 Basic earnings                                                              $       0.08  $       0.06  $       0.23  $       0.15
 Diluted earnings                                                            $       0.08  $       0.06  $       0.23  $       0.15

Weighted average number of common
 stock shares outstanding:
  Basic                                                                        11,746,632    11,746,632    11,746,632    11,762,658
  Diluted                                                                      11,746,632    11,746,632    11,746,632    11,762,658

Cash dividends paid per share of
 common stock                                                                $     0.0313  $     0.0313  $     0.0938  $     0.0938

See Accompanying Notes to Condensed Consolidated Financial Statements

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                               Thirty-Nine        Thirty-Nine
                                               Weeks Ended        Weeks Ended
                                            February 26, 2010  February 27, 2009
                                           ------------------ ------------------



CASH FLOWS FROM OPERATING ACTIVITIES

 Cash received from customers              $      95,082,923  $      88,751,634
 Miscellaneous income                                118,206             57,875
 Cash paid to suppliers & employees              (45,745,849)       (46,189,448)
 Cash paid for operating expenses                (42,661,970)       (40,292,435)
 Income taxes paid                                (1,125,930)          (866,033)
 Interest expenses paid                             (231,244)          (149,802)
                                           ------------------ ------------------
 Net cash provided by operating activities         5,436,136          1,311,791


CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property, plant and equipment        (8,095,255)        (1,890,969)
 Proceeds from sale of property, plant and
  equipment                                          227,938          2,736,542
                                           ------------------ ------------------
 Net cash (used in) provided by investing
  activities                                      (7,867,317)           845,573


CASH FLOWS FROM FINANCING ACTIVITIES

 Debt proceeds                                    16,828,882         15,635,605
 Debt repayments                                 (14,287,520)       (15,140,965)
 Change in checks outstanding in excess of
  bank balances                                      366,454            583,164
 Cash dividends paid                              (1,102,193)        (1,104,105)
 Purchases of treasury shares                              -            (75,282)
                                           ------------------ ------------------
 Net cash provided by (used in) financing
  activities                                       1,805,623           (101,583)


Net change in cash and cash equivalents             (625,558)         2,055,781
Cash and cash equivalents at beginning of
  period                                           1,178,060            442,756
                                           ------------------ ------------------
Cash and cash equivalents at end of period $         552,502  $       2,498,537
                                           ================== ==================


See Accompanying Notes to Condensed Consolidated Financial Statements

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

       RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES FOR THE THIRTY-NINE WEEKS ENDED FEBRUARY 26, 2010 AND FEBRUARY 27, 2009




                                                      Thirty-Nine   Thirty-Nine
                                                      Weeks Ended   Weeks Ended
                                                      February 26,  February 27,
                                                          2010          2009
                                                     ------------- -------------

 Net Income                                          $  2,738,124  $  1,787,343
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                      1,805,894     1,743,218
     Gain on sale of property and equipment              (189,477)     (886,943)

Changes in operating assets and liabilities:
 Change in receivables - net                             (309,562)     (417,304)
 Change in inventories                                    453,202      (723,470)
 Change in prepaid expenses                              (375,341)     (445,657)
 Change in other assets                                    64,687       364,791
 Change in accounts payable                             1,729,922       153,536
 Change in accrued expenses                              (847,169)     (437,534)
 Change in salary continuation                            (65,863)      (57,943)
 Change in accrued income taxes                           431,719       231,754
                                                     ------------- -------------

   Net cash provided by operating activities         $  5,436,136  $  1,311,791
                                                     ============= =============

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements of Golden Enterprises, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for year ended May 29, 2009.

2. The consolidated results of operations for the thirty-nine weeks ended February 26, 2010 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 28, 2010.

3. The following tables summarize the prepaid assets accounts at February 26, 2010 and May 29, 2009.



                                                      Prepaid Breakdown

                                               February 26, 2010   May 29, 2009
                                              ------------------- --------------

      Truck Shop Supplies                     $          674,101  $     687,570
      Insurance Deposit                                  138,959        138,959
      Slotting Fees                                      171,191        221,325
      Deferred Advertising Fees                          285,372         10,000
      Prepaid Insurance                                  257,707        284,095
      Prepaid Taxes/Licenses                             282,766        200,694
      Prepaid Dues/Supplies                              127,156         28,655
      Other                                               46,879         37,492
                                              ------------------- --------------

                                              $        1,984,131  $   1,608,790
                                              =================== ==============



4. The principal raw materials used in the manufacture of the Company's snack food products are potatoes, corn, pork skin pellets, vegetable oils and seasoning. The principal supplies used are flexible film, cartons, trays, boxes and bags. These raw materials and supplies are generally available in adequate quantities in the open market from sources in the United States and are generally contracted up to a year in advance.

5. Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

6. The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirty-nine weeks ended February 26, 2010 and February 27, 2009:


                                                         ----------- -----------
                                                         Thirty-Nine Thirty-Nine
                                                         Weeks Ended Weeks Ended
                                                          February    February
                                                             26,         27,
                                                            2010        2009
                                                         ----------- -----------

Weighted average number of common shares used in
 computing basic earnings per share                       11,746,632  11,762,658

Effect of dilutive stock options                                   0           0
                                                         ----------- -----------

Weighted average number of common shares and dilutive
 potential common stock used in computing dilutive
 earnings per share                                       11,746,632  11,762,658
                                                         =========== ===========

Stock options excluded from the above reconciliation
 because they are anti-dilutive                              329,000     369,000
                                                         =========== ===========



7. The Company has a letter of credit in the amount of $2,057,014 outstanding at February 26, 2010 compared to $2,264,857 at February 27, 2009. The letter of credit supports the Company's commercial self-insurance program.

8. The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3 million. During the quarter ended November 27, 2009, this line of credit was renewed and the limit was increased from $2 million to $3 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt as of February 26, 2010 was $2,901,449 with an interest rate of 4.00%, leaving the Company with $98,551 of credit availability. The Company's line-of-credit debt as of February 27, 2009 was $1,979,008 with an interest rate of 4.00%, leaving the Company with $20,992 of credit availability.

9. The Company has a note payable with a balance due as of February 26, 2010 of $3.8 million. The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility. In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4.0 million. The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

10. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

The Company maintains deposit relationships with high credit quality financial institutions. The Company's trade receivables result primarily from its snack food operations and reflect a broad customer base, primarily large grocery store chains located in the Southeastern United States. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------




We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of February 26, 2010, the related condensed consolidated statements of income for the thirteen week and thirty-nine week periods ended February 26, 2010 and February 27, 2009, and the related condensed statements of cash flows for the thirty-nine week periods ended February 26, 2010 and February 27, 2009. These financial statements are the responsibility of the Company's management.

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



Birmingham, Alabama
April 8, 2010

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

No single product or product line accounts for more than 50% of the Company's sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials or failure to be able to procure an adequate supply of pork skin pellets. Raw materials used in manufacturing and processing the Company's snack food products are purchased on the open market and under contract, both through brokers and directly from growers. A large part of the raw materials used by the Company consists of farm commodities which are subject to precipitous changes in supply and price. Weather varies from season to season and directly affects both the quality and supply available. The Company has no control of the agricultural aspects and its profits are affected accordingly.

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


Liquidity and Capital Resources

At February 26, 2010 and May 29, 2009, working capital was $1,738,288 and $5,603,395, respectively.

The Company did not purchase shares of treasury stock this quarter. The Company's current ratio was 1.11 to 1.00 at February 26, 2010 compared to 1.46 to 1.00 at May 29, 2009.

Accounts  Receivable  and  Allowance  for  Doubtful  Accounts

At February 26, 2010 and May 29, 2009 the Company had accounts receivables in the amount of $9,606,996 and $9,297,434, net of an allowance for doubtful accounts of $70,000 and $127,130, respectively.

The following table summarizes the Company's customer accounts receivable profile as of February 26, 2010 and May 29, 2009:

                    Amount Range                       No. of Customers
                    ------------                       ----------------

                                             February 26, 2010    May 29, 2009

    Less than $1,000.00                                  1,045           1,055
    $1,001.00-$10,000.00                                   532             542
    $10,001.00-$100,000.00                                 126             137
    $100,001.00-$500,000.00                                  8               7
    $500,001.00-$1,000,000.00                                2               2
    $1,000,001.00-$2,500,000.00                              0               0
                                                  ------------       ---------

    Total All Accounts                                   1,713           1,743
                                                  ============       =========


Contractual  Obligations

The following table summarizes the significant contractual obligations of the Company as of February 26, 2010:

Contractual Obligations                         Total      Current    2-3 Years   4-5 Years  Thereafter
-----------------------                      ----------- ----------- ----------- ----------- -----------
Long-Term Debt                                $3,837,508  $  334,221  $  712,764  $  777,187  $2,013,336
Vehicle Lease                                  2,238,917     584,065   1,168,130     486,722           -
Salary Continuation Plan                       1,491,388     151,757     342,347     401,535     595,749
                                             ----------- ----------- ----------- ----------- -----------
Total Contractual Obligations                 $7,567,813  $1,070,043  $2,223,241  $1,665,444  $2,609,085
                                             =========== =========== =========== =========== ===========

Other  Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended February 26, 2010, net sales increased 3.9% from the comparable period in fiscal 2009. For the thirty-nine weeks ended February 26, 2010, net sales increased 7.0% from the comparable period in fiscal 2009. This year's third quarter cost of sales was 51.3% of net sales compared to 52.0% for last year's third quarter. This year's year to date cost of sales was 51.6% of net sales compared to 52.6% for last year's year to date. This year's third quarter, selling, general and administrative expenses were 43.9% of net sales compared to 44.2% for last year's third quarter. This year's year to date selling, general and administrative expenses were 44.0% of net sales compared to 45.1% for last year's year to date.

The  following  tables  compare  manufactured  products  to  resale  products:

                                   Manufactured Products-Resale Products

                                           Thirteen Weeks Ended           Thirteen Weeks Ended
                                             February 26, 2010              February 27, 2009
Sales                                                         %                                %
Manufactured Products                    $ 24,628,048       78.6%      $ 24,520,312          81.3%
Resale Products                             6,720,207       21.4%         5,642,608          18.7%
                                         ------------- ----------      -------------    ----------
Total                                    $ 31,348,255      100.0%      $ 30,162,920         100.0%
                                         ============= ==========      =============    ==========


Gross Margin                                                  %                                %
Manufactured Products                    $ 12,897,151       52.4%      $ 12,423,665          50.7%
Resale Products                             2,369,517       35.3%         2,056,491          36.4%
                                         -------------                 -------------
Total                                    $ 15,266,668       48.7%      $ 14,480,156          48.0%
                                         =============                 =============

                                        Thirty-Nine Weeks Ended          Thirty-Nine Weeks Ended
                                           February 26, 2010                February 27, 2009
Sales                                                         %                                 %
Manufactured Products                  $  75,346,269        79.0%     $  71,583,131           80.3%
Resale Products                           20,046,216        21.0%        17,585,807           19.7%
                                       -------------- -----------     --------------    -----------
Total                                  $  95,392,485       100.0%     $  89,168,938          100.0%
                                       ============== ===========     ==============    ===========


Gross Margin                                                  %                                 %
Manufactured Products                  $  38,977,965        51.7%     $  35,726,738           49.9%
Resale Products                            7,196,830        35.9%         6,582,570           37.4%
                                       --------------                 --------------
Total                                  $  46,174,795        48.4%     $  42,309,308           47.4%
                                       ==============                 ==============

The Company's gain on sale of assets for the thirteen weeks ended February 26, 2010 in the amount of $145,172 was from the (i) sale of used transportation equipment for $9,034 and (ii) from the sale of warehouse property at Jacksonville, Florida for $136,138.

For last year's thirteen weeks, the gain on sale of assets was $37,265 from the donation and sale of used transportation equipment.

The Company's effective tax rate for the thirteen weeks was 37.3% compared to 37.7% for the last year's thirteen weeks and 36.3% for the thirty-nine weeks this year and 38.0% last year.

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

Inflation

Certain costs and expenses of the Company are affected by inflation. The Company's prices for its products over the past several years have remained relatively flat. The Company plans to contend with the effect of further inflation through efficient purchasing, improved manufacturing methods, pricing and by monitoring and controlling expenses.

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


                                     ITEM 4
                                     ------

                            CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in accumulating and communicating such information to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the Company's third fiscal quarter ended February 26, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.


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

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of its stock for the quarterly period ended February 26, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------------------------------
Period                        (a) Total  (b) Average Price (c) Total Number (d) Maximum Number
                              Number of    Paid per Share      of Shares     (or Approximate
                                Shares        (or Unit)       (or Units)     Dollar Value) of
                             (or Units)                      Purchased as    Shares (or Units)
                               Purchased                    Part of Publicly that May Yet Be
                                                            Announced Plans  Purchased Under
                                                              or Programs      the Plans or
                                                                                 Programs
----------------------------------------------------------------------------------------------
November 28 to December 25       -0-            -0-               -0-              -0-
----------------------------------------------------------------------------------------------
December 26 to January 29        -0-            -0-               -0-              -0-
----------------------------------------------------------------------------------------------
January 30 to February 26        -0-            -0-               -0-              -0-
----------------------------------------------------------------------------------------------
Total Third Quarter              -0-            -0-               -0-              -0-
----------------------------------------------------------------------------------------------

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

10.21 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc., as Seller, And Rodney D. Evans and Everett James Crowell, as Purchasers, with an effective date of December 14, 2009, for the sale of land and improvements located in Duval County, at 4771 Phyllis St., Jacksonville, Florida (incorporated by reference to Exhibit 10.21 Golden Enterprises, Inc. November 27, 2009 Form 10-Q filed with the Commission).

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

Dated: April 15, 2010                    /s/Mark W. McCutcheon
       --------------                    ---------------------
                                            Mark W. McCutcheon
                                            President and
                                            Chief Executive Officer


Dated:April 15, 2010                    /s/ Patty Townsend
      --------------                    ------------------
                                            Patty Townsend
                                            Vice-President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)