Form 10-K
period 2010-05-28
GOLDEN ENTERPRISES INC
filed 2010-08-26
CIK 42228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 28, 2010
                                       OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                           Commission File No. 0-4339

                            GOLDEN ENTERPRISES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              63-0250005
                --------                              ----------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

                             One Golden Flake Drive
                           Birmingham, Alabama 35205
                           -------------------------
              (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number including area code:  (205) 458-7316

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
            Title Of Class              Name of exchange on which registered
            --------------              ------------------------------------
     Common Stock, Par Value $0.6623                  NASDAQ

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ( ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). (Check One)
Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer ( ) Smaller reporting company(X)

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  Yes  (  )    No  (X)

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 27, 2009.
Common Stock, Par Value  $0.66 2/3  --$21,616,106

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 30, 2010.
          Class                           Outstanding at July 30, 2010
          -----                           ----------------------------
Common Stock, Par Value $0.6623                  11,734,632 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 22, 2010 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                         FORM 10-K ANNUAL REPORT -2010
                            GOLDEN ENTERPRISES, INC.

                                                                            Page
                                                                            ----

PART I.

Item 1.       Description of Business                                         4
Item 1A.      Risk Factors                                                    8
Item 1B.      Unresolved Staff Comments                                       8
Item 2.       Properties                                                      9
Item 3.       Legal Proceedings                                               9
Item 4.       Submission of Matters to a Vote of Security Holders            10


PART II.

Item 5.       Market for Registrant's Common Equity, Related Stockholder     10
Item 6.       Selected Financial Data                                        11
Item 7.       Management's Discussion and Analysis of Financial Condition    12
Item 7A.      Quantitative And Qualitative Disclosures About Market Risk     16
Item 8.       Financial Statements and Supplementary Data                    16
Item 9.       Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                        35
Item 9A(T).   Controls and Procedures                                        35
Item 9B.      Other Information                                              36

PART III.

Item 10.      Directors and Executive Officers and Corporate Governance      37
Item 11.      Executive Compensation                                         37
Item 12.      Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder Matters         37
Item 13.      Certain Relationships and Related Transactions and Director
               Independence                                                  37
Item 14.      Principal Accountant Fees and Services                         37

PART IV.

Item 15.      Exhibits and Financial Statement Schedules                     38

                                     PART I

                       ITEM 1. - DESCRIPTION OF BUSINESS

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


                         Golden Flake Snack Foods, Inc.

General

Golden Flake Snack Foods, Inc. ("Golden Flake") is a Delaware corporation with its principal place of business and home office located at One Golden Flake Drive, Birmingham, Alabama. Golden Flake has been a premiere producer, marketer and distributor of snack products in the Southeastern United States since 1923. The Company manufactures and distributes a full line of high quality salted snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings and puff corn. Golden Flake also sells a line of cakes and cookie items, canned dips, pretzels, peanut butter crackers, cheese crackers, dried meat products and nuts packaged by other manufacturers using the Golden Flake label.

Raw  Materials

Golden Flake purchases raw materials used in manufacturing and processing its snack food products from various sources. A large part of the raw materials used by Golden Flake consists of farm commodities, most notably corn and potatoes, which are subject to precipitous change in supply and price. Weather varies from season to season and directly affects both the quality and quantity of supply available. Golden Flake has no control over the agricultural aspects and its profits are affected accordingly. The Company also purchases flexible bags or other suitable wrapping material for the storage, shipment and presentation of the finished product to our customers.

Distribution

Golden Flake sells its products through its own sales organization and independent distributors to commercial establishments which sell food products in Alabama, Tennessee, Georgia, Mississippi and Louisiana and in parts of Kentucky, Florida, North Carolina, South Carolina, Arkansas, Missouri and Texas. The Golden Flake brand is well-known throughout the Southeast. The products are distributed by route salesmen and independent distributors who are supplied with selling inventory by the Company's trucking fleet which operates out of Birmingham, Alabama and Ocala, Florida. All of the route salesmen are employees of Golden Flake and use the direct-store delivery system. Recently, the company has converted many of the company-owned routes, primarily in Florida, Georgia, South Carolina, Arkansas and Texas, to independent distributors.

Golden Flake's products are distributed to a wide variety of grocery store chains, discount stores, convenience stores, restaurants and other outlets generally located in the Southeastern part of the United States. No single customer accounts for more than 10% of its total sales.

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

Employees

As of July 14, 2010, Golden Flake employed approximately 826 employees. Of these employees, 798 were full-time, while 28 were part-time. Approximately 480 employees are involved in route sales and sales supervision, approximately 207 are in production and production supervision, and approximately 139 are management and administrative personnel.

Golden Flake believes that the performance and loyalty of its employees are two of the most important factors in the growth and profitability of its business. Since labor costs represent a significant portion of Golden Flake's expenses, employee productivity is important to profitability. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. Golden Flake considers all of its employees to be a part of the "Golden Flake Family".

SEC  Filings

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

Environmental  Matters

In November 2009, Golden Flake completed the construction on a water treatment plant as an environmentally-friendly way to dispose of process water at the Birmingham plant. The project has allowed the Company to release this water into a neighboring creek which has improved the flow of water in the creek and has positively impacted the environment in the area surrounding the plant. This project has also helped to reduce expenses associated with sewer charges since this has replaced the previous system which disposed of the process water through the sewer system.

Significant  Events

On January 20, 2010, the Company closed the sale of the property located at 4771 Phyllis St., Jacksonville, Florida for $147,164.69.

On April 22, 2010, the Company closed the sale of the Company airplane for $1,149,175.00.

                        Executive Officers Of Registrant
                               And Its Subsidiary

   Name and Age                 Position and Offices with Management
   ------------                 ------------------------------------

Mark W. McCutcheon, 55   Mr. McCutcheon is Chairman of the Board, Chief
                          Executive Officer and President of the Company and President of Golden Flake Snack Foods, Inc. He was elected Chairman of the Board on July 22, 2010, President and Chief Executive Officer of the Company on April 4, 2001 and President of Golden Flake on November 1, 1998. He has been employed by Golden Flake since 1980. Mr. McCutcheon is elected Chairman of the Board and Chief Executive Officer and President of the Company and President of Golden Flake annually, and his present terms will expire on June 3, 2011.

Patty Townsend, 52       Ms. Townsend is Chief Financial Officer, Vice President
                          and Secretary of Golden Enterprises, Inc. She was elected Chief Financial Officer, Vice-President and Secretary of the Company on March 1, 2004. She has been employed with the Company since 1988. Ms. Townsend is elected to her positions on an annual basis, and her present term of office will expire on June 3, 2011.

Paul R. Bates, 56        Mr. Bates is Executive, Vice-President of Sales,
                          Marketing and Transportation for Golden Flake. He has held these positions since October 26, 1998. Mr. Bates was Vice-President of Sales from October 1, 1994 to 1998. Mr. Bates has been employed by Golden Flake since March 1979. Mr. Bates is elected to his positions on an annual basis, and his present term of office will expire on June 3, 2011.

David A. Jones, 58       Mr. Jones is Executive Vice-President of Operations,
                          Human Resources and Quality Control for Golden Flake. He has held these positions since May 20, 2002. Mr. Jones was Vice-President of Manufacturing from 1998 to 2002 and Vice-President of Operations from 2000 to 2002. Mr. Jones has been employed by Golden Flake since 1984. Mr. Jones is elected to his positions on an annual basis, and his present term of office will expire on June 3, 2011.

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


Distribution  Warehouses

Golden Flake owns branch warehouses in Birmingham, Montgomery, Midfield, Demopolis, Fort Payne, Muscle Shoals, Huntsville, Phoenix City, Tuscaloosa, Mobile, Dothan and Oxford, Alabama; Gulfport and Jackson, Mississippi; Knoxville and Memphis, Tennessee; Decatur and Macon, Georgia; Panama City, Tallahassee and Pensacola, Florida; and New Orleans, Louisiana. The warehouses vary in size from 2,400 to 8,000 square feet. All distribution warehouses are owned free and clear of any debts.


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

                       ITEM 4. - SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

     Not  Applicable.


                                    PART II

                ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY,
                     RELATED STOCKHOLDER MATTERS AND ISSUER
                         PURCHASES OF EQUITY SECURITIES

Golden  Enterprises,  Inc.  and  Subsidiary

Market  and  Dividend  Information

The Company's common stock is traded under the symbol, GLDC, and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) Over The Counter (OTC) System. The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended May 28, 2010 and May 29, 2009 and the amount of dividends paid per share in each quarter. The Company currently expects that comparable regular cash dividends will be paid in the future.

                                                          Market Price
                                                    High      Low     Dividend
Quarter                                             Price     Price     Paid
Year Ended 2010                                                       Per share
-------------------------------------------------  --------  -------  ----------
First quarter (13 weeks ended August 28, 2009)        $2.95    $2.02      $.0313
Second quarter (13 weeks ended November 27, 2009)      3.93     2.51       .0313
Third quarter (13 weeks ended February 26, 2010)       3.80     3.12       .0313
Fourth quarter (13 weeks ended May 28, 2010)           3.79     2.97       .0313


                                                    High      Low     Dividend
Quarter                                             Price     Price     Paid
Year Ended 2009                                                       Per share
-------------------------------------------------  --------  -------  ----------
First quarter (13 weeks ended August 29, 2008)        $2.55    $1.49      $.0313
Second quarter (13 weeks ended November 28, 2008)      2.25     0.64       .0313
Third quarter (13 weeks ended February 27, 2009)       2.35     1.65       .0313
Fourth quarter (13 weeks ended May 29, 2009)           2.44     1.82       .0313

As  of  July  30,  2010,  there were approximately 1,019 shareholders of record.

Securities  Authorized  For  Issuance  Under  Equity  Compensation  Plans


The following table provides Equity Compensation Plan information under which equity securities of the Registrant are authorized for issuance:

                               EQUITY COMPENSATION PLAN INFORMATION
--------------------- ----------------------------------------------------------------------
                       Number of securities   Weighted-average       Number of securities
                        to be                  exercise               remaining available
                       issued upon exercise   price of outstanding    for future issuance
                        of out-                options,               under equity
                       standing options,      warrants and rights     compensation plans
                        warrants                                      (excluding securities
                       and rights                                     reflected in
                                                                      column(a)
Plan category          (a)                    (b)                     (c)
--------------------- ----------------------- ---------------------- ----------------------

Equity compensation
 plans
approved by security

 holders                      329,000                 $3.81                    0
--------------------- ----------------------- ---------------------- ----------------------

Equity compensation
 plans
not approved by
 security
holders                          0                      0                      0

--------------------- ----------------------- ---------------------- ----------------------

Total                         329,000                 $3.81                    0

--------------------- ----------------------- ---------------------- ----------------------
            No securities remain under this plan for future awards.


Issuer Purchases Of Equity Securities

The Company did not purchase any shares of its common stock during the fiscal year ended May 28, 2010.



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

Accounts  Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of the allowance for doubtful accounts is based on management's estimate of the accounts receivable amount that is uncollectible. The Company records a general reserve based on analysis of historical data. In addition, the Company records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. The allowance for bad debts is reviewed quarterly, and it is determined whether the amount should be changed. Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At May 28, 2010 and May 29, 2009, the Company had accounts receivables in the amount of $9,534,542 and $9,297,434, net of an allowance for doubtful accounts of $76,790 and $127,130 respectively. The Company did not have any major customer write-offs this year that were not covered by credit insurance. However, due to the bankruptcy of two distributors, the Company did recognize an adjustment to the allowance of $7,790 at year-end. In the future, the credit insurance coverage will be expanded to include many distributors that were not previously covered. This should further mitigate the Company's credit risk.


Inventories

Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first out method.

Accrued  Expenses

Management estimates certain expenses in an effort to record those expenses in the period incurred. The Company's significant estimates relate to insurance expenses. The Company is self-insured for certain casualty losses relating to automobile liability, general liability, workers' compensation, property losses and medical claims. The Company also has stop loss coverage to limit the exposure arising from these claims. Automobile liability, general liability, workers' compensation, and property losses costs are covered by letters of credit with the company's claim administrators.

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

The actuarial calculation includes a factor to account for changes in inflation; health care costs, compensation and litigation cost trends as well as estimated future incurred claims. This year, the Company utilized a 50% confidence level for estimating the ultimate outstanding casualty liability based on the actuarial report. Approximately 50% of each claim should be equal to or less than the ultimate liability recorded based on the historical trends experienced by the Company. If the Company chose a 75% factor, the liability would have been increased by approximately $0.3 million. If the Company chose a 90% factor, the liability would have increased by approximately $0.5 million.

This year the Company used a 4% investment rate to discount the estimated claims based on the historical payout pattern during 2010 and 2009. A one percentage point change in the discount rate would have impacted the liability by approximately $44,100.

Actual ultimate losses could vary from those estimated by the third-party actuary. The Company believes the reserves established are reasonable estimates of the ultimate liability based on historical trends.

As of May 28, 2010, the Company's casualty reserve was $1,615,492 and at May 29, 2009 the casualty reserve was $1,805,300.

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

Other  Commitments

The Company has a letter of credit in the amount of $2,057,014 outstanding at May 28, 2010 compared to $2,264,857 outstanding at May 29, 2009. The letter of credit supports the Company's commercial self-insurance program.

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3 million. During the quarter ended November 27, 2009, this line of credit was renewed and the limit was increased from $2 million to $3 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt at May 28, 2010 was $1,781,996 with an interest rate of 4.00%, leaving the Company with $1,218,004 of credit availability. The Company's line-of-credit debt as of May 29, 2009 was $1,454,155 with an interest rate of 4.00%, which left the Company with $545,845 of credit availability.

The Company's current ratio was 1.27 to 1.00 and 1.46 to 1.00 at May 28, 2010 and May 29, 2009, respectively.

Available cash, cash from operations and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating  Results

Net  sales  increased  by 5.1% in fiscal year 2010 and 7.8% in fiscal year 2009.

Cost of sales as a percentage of net sales amounted to 51.3% and 52.8% in 2010 and 2009, respectively.

Selling, general and administrative expenses were 44.0% of net sales in 2010 and 45.3% of net sales in 2009.

Operating income for the fiscal year increased 159.2% compared to last fiscal year.

The Company's effective tax rates for 2010 and 2009 were 38.3% and 40.6%, respectively. Note 6 to the Consolidated Financial Statements provides additional information about the provision for income taxes.

The following tables compare manufactured products to resale products for the fiscal years ended May 28, 2010 and May 29, 2009:

                                        Manufactured Products-Resale Products


                                               2010                 2009
                                        -------------------  -------------------

Sales                                                  %                    %
Manufactured Products                   $101,443,335  79.0%  $ 98,701,412  80.8%
Resale Products                           26,998,122  21.0%    23,467,214  19.2%
                                        ------------ ------  ------------ ------
Total                                   $128,441,457 100.0%  $122,168,626 100.0%
                                        ============ ======  ============ ======


Gross Margin                                           %                    %
Manufactured Products                   $ 52,842,886  52.1%  $ 49,093,733  49.7%
Resale Products                            9,644,790  35.7%     8,597,087  36.6%
                                        ------------         ------------
Total                                   $ 62,487,676  48.7%  $ 57,690,820  47.2%
                                        ============ ======  ============ ======


Liquidity  And  Capital  Resources

Working  capital was $3,820,371 and $5,603,395 at May 28, 2010 and May 29, 2009,
respectively. Net cash provided by operations amounted to $8,807,907 and $1,510,066 in fiscal years May 28, 2010 and May 29, 2009, respectively. During 2010, the principal source of liquidity for the Company's operating needs was provided from operating activities, credit facilities and cash on hand.

Additions to property, plant and equipment are expected to be about $4,000,000 in 2011.

Cash dividends of $1,469,582 and $1,471,495 were paid in 2010 and 2009, respectively.

The Company did not purchase any shares of treasury stock in fiscal 2010 while cash of $75,282 was used to purchase 42,275 shares of treasury stock in 2009.

During fiscal 2010, the Company's debt proceeds net of re-paid debt was $1,414,583 versus $2,713,228 during fiscal 2009.

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

Inflation

Certain costs and expenses of the Company are affected by inflation. The Company's prices for its products over the past several fiscal years have remained relatively flat. The Company will contend with the effect of further inflation through efficient purchasing, improved manufacturing methods, pricing, and by monitoring and controlling expenses.

Higher  fuel  and  commodity  costs  continue  to  be  a  challenge.

Environmental  Matters

In November 2009, Golden Flake completed the construction on a water treatment plant as an environmentally-friendly way to dispose of process water at the Birmingham plant. The project has allowed the Company to release this water into the neighboring creek which has improved the flow of water in the creek and has positively impacted the environment in the area surrounding the plant. This project has also helped to reduce expenses associated with sewer charges since this has replaced the previous system which disposed of the process water through the sewer system.

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


     ITEM 7 A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not  applicable  as  Company  is  a  Smaller  Reporting  Company.


             ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiary for the year ended May 28, 2010, consisting of the following, are contained herein:

Consolidated Balance Sheets                                - As of May 28, 2010 and May 29, 2009
Consolidated Statements of Income                          - Fiscal years ended 2010 and 2009
Consolidated Statements of Changes in Stockholders' Equity - Fiscal years ended 2010 and 2009
Consolidated Statements of Cash Flows                      - Fiscal years ended 2010 and 2009
Notes to Consolidated Financial Statements                 - Fiscal years ended 2010 and 2009

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of May 28, 2010 and May 29, 2009, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed at Item 15(a) Schedule II. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of May 28, 2010 and May 29, 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management's assertion about the effectiveness of Golden Enterprises, Inc. and subsidiary's internal control over financial reporting as of May 28, 2010 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.




                             DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham,  Alabama
August  5,  2010

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      As of May 28, 2010 and May 29, 2009

                                     ASSETS

                                                           2010          2009
                                                           ----          ----

CURRENT ASSETS
   Cash and cash equivalents                           $ 1,443,801   $ 1,178,060

   Receivables:
     Trade accounts                                      9,363,389     9,042,937
     Other                                                 247,943       381,627
                                                        ----------    ----------
                                                         9,611,332     9,424,564
     Less: Allowance for doubtful accounts                  76,790       127,130
                                                        ----------    ----------
                                                         9,534,542     9,297,434

   Inventories:
     Raw materials                                       1,580,379     1,693,655
     Finished goods                                      3,320,286     3,318,497
                                                        ----------    ----------

                                                         4,900,665     5,012,152
                                                        ----------    ----------

   Prepaid expenses                                      1,573,253     1,608,790
   Deferred income taxes                                   580,154       676,480
                                                        ----------    ----------
           Total current assets                         18,032,415    17,772,916
                                                        ----------    ----------


PROPERTY, PLANT AND EQUIPMENT
   Land                                                  2,793,593     2,803,594
   Buildings                                            16,906,669    16,774,579
   Machinery and equipment                              52,356,462    44,265,326
   Transportation equipment                              8,075,670    11,620,027
                                                        ----------    ----------
                                                        80,132,394    75,463,526
     Less: Accumulated depreciation                     57,852,770    59,407,291
                                                        ----------    ----------

                                                        22,279,624    16,056,235
                                                        ----------    ----------
OTHER ASSETS
   Cash surrender value of life insurance                1,299,084     1,620,822
   Other                                                 1,132,237       955,003
                                                        ----------    ----------

     Total other assets                                  2,431,321     2,575,825
                                                        ----------    ----------

     TOTAL                                             $42,743,360   $36,404,976
                                                        ==========    ==========


See Accompanying Notes to Consolidated Financial Statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        2010            2009
                                                        ----            ----

CURRENT LIABILITIES
   Checks outstanding in excess of bank balances   $   1,083,512   $   1,691,230
   Accounts payable                                    6,137,412       3,437,482
   Accrued income taxes                                  238,031         286,383
   Current portion of long-term debt                     350,304               -
   Line of credit outstanding                          1,781,996       1,454,155
   Other accrued expenses                              4,465,977       5,157,323
   Salary continuation plan                              154,812         142,948
                                                    ------------    ------------

    Total current liabilities                         14,212,044      12,169,521
                                                    ------------    ------------

LONG-TERM LIABILITIES
   Note payable-bank, non-current                      3,479,879       2,743,440
   Salary continuation plan                            1,317,251       1,414,303
   Deferred income taxes                               1,586,833         669,815
                                                    ------------    ------------

    Total long-term liabilities                        6,383,963       4,827,558
                                                    ------------    ------------


STOCKHOLDERS' EQUITY
   Common stock - $.66 2/3 par value:
   Authorized 35,000,000 shares;
    issued 13,828,793 shares                           9,219,195       9,219,195
   Additional paid-in capital                          6,497,954       6,497,954
   Retained earnings                                  17,319,003      14,579,547
   Treasury shares -at cost(2,082,161 shares in
    2010 and 2009)                                  (10,888,799)    (10,888,799)
                                                    ------------    ------------


   Total stockholders' equity                         22,147,353      19,407,897
                                                    ------------    ------------





    TOTAL                                          $  42,743,360   $  36,404,976
                                                    ============    ============

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
            For the Fiscal Years Ended May 28, 2010 and May 29, 2009

                                                  2010                2009
                                                  ----                ----

Net sales                                       $128,441,457        $122,168,626
Cost of sales                                     65,953,781          64,477,806
                                             ---------------     ---------------
Gross margin                                      62,487,676          57,690,820

Selling, general and administrative expenses      56,499,554          55,380,292
                                             ---------------     ---------------

Operating income                                   5,988,122           2,310,528
                                             ---------------     ---------------

Other income (expenses):
Gain on sale of assets                               829,618             910,875
Interest expense                                   (359,605)           (198,252)
Other income                                         365,319             325,022
                                             ---------------     ---------------

     Total other income (expenses)                   835,332           1,037,645
                                             ---------------     ---------------

     Income before income tax                      6,823,454           3,348,173

       Provision for income taxes                  2,614,416           1,358,073
                                             ---------------     ---------------

     Net income                                 $  4,209,038        $  1,990,100
                                             ===============     ===============

PER SHARE OF COMMON STOCK
  Basic earnings                                $       0.36        $       0.17
  Diluted earnings                              $       0.36        $       0.17



See Accompanying Notes to Consolidated Financial Statements

                                     GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            For the Fiscal Years Ended May 28, 2010 and May 29, 2009


                                             Additional                                          Total
                                 Common        Paid-in        Retained         Treasury       Stockholders'
                                  Stock        Capital        Earnings          Shares           Equity
                                  -----        -------        --------          ------           ------
     Balance - May 30, 2008    $  9,219,195  $  6,497,954  $   14,060,942   $  (10,813,517)  $   18,964,574

  Net income - 2009                       -             -       1,990,100                -        1,990,100
  Cash dividends paid                     -             -      (1,471,495)               -       (1,471,495)
  Treasury shares purchased               -             -               -          (75,282)         (75,282)
                              ------------- ------------- ---------------- ---------------- ----------------

     Balance - May 29, 2009       9,219,195     6,497,954      14,579,547      (10,888,799)      19,407,897

  Net income - 2010                       -             -       4,209,038                -        4,209,038
  Cash dividends paid                     -             -      (1,469,582)               -       (1,469,582)
                              ------------- ------------- ---------------- ---------------- ----------------

     Balance - May 28, 2010    $  9,219,195  $  6,497,954  $   17,319,003   $  (10,888,799)  $   22,147,353
                              ============= ============= ================ ================ ================



See Accompanying Notes to Consolidated Financial Statements

                              GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Fiscal Years Ended May 28, 2010 and May 29, 2009


                                                                    2010                2009
                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                $   128,204,349    $     120,811,739
  Interest income                                                       7,425               18,677
  Rental income                                                        50,304               40,485
  Other operating cash payments/receipts                              307,590              265,860
  Cash paid to suppliers and employees for cost of goods sold     (61,344,227)         (63,652,300)
  Cash paid for suppliers and employees for selling, general
   and administrative                                             (56,408,505)         (54,566,512)
  Income taxes                                                     (1,649,424)          (1,209,631)
  Interest expense                                                   (359,605)            (198,252)
                                                               ---------------    -----------------

       Net cash provided by operating activities                    8,807,907            1,510,066

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                        (9,449,381)          (5,607,304)
  Proceeds from sale of property, plant and equipment               1,569,931            2,792,231
                                                               ---------------    -----------------

       Net cash used in investing activities                       (7,879,450)          (2,815,073)

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt proceeds                                                    20,467,497           22,490,254
  Debt repayments                                                 (19,052,913)         (19,777,026)
  (Decrease) increase in checks outstanding in excess of bank
     balances                                                        (607,718)             873,860
  Purchases of treasury shares                                              -              (75,282)
  Cash dividends paid                                              (1,469,582)          (1,471,495)
                                                               ---------------    -----------------

       Net cash (used in) provided by financing activities           (662,716)           2,040,311

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                    265,741              735,304

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                 1,178,060              442,756
                                                               ---------------    -----------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                 $     1,443,801    $       1,178,060
                                                               ===============    =================



See Accompanying Notes to Consolidated Financial Statements

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
            For the Fiscal Years Ended May 28, 2010 and May 29, 2009

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES


                                                            2010         2009
                                                            ----         ----

 Net income                                             $4,209,038  $ 1,990,100
 Adjustment to reconcile net income to net cash
  provided by operating activities:
       Depreciation                                      2,485,679    2,299,049
       Deferred income taxes                             1,013,344       22,678
       Gain on sale of property and equipment             (829,618)    (910,875)
  Change in receivables-net                               (237,108)  (1,356,887)
  Change in inventories                                    111,487     (674,054)
  Change in prepaid expenses                                35,537       34,169
  Change in cash surrender value of insurance              321,738      185,160
  Change in other assets - other                          (177,234)    (168,057)
  Change in accounts payable                             2,699,930     (130,457)
  Change in accrued expenses                              (691,346)     167,639
  Change in salary continuation plan                       (85,188)     (74,163)
  Change in accrued income taxes                           (48,352)     125,764
                                                         ----------  -----------

       Net cash provided by operating activities        $8,807,907  $ 1,510,066
                                                         ==========  ===========




See Accompanying Notes to Consolidated Financial Statements

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Fiscal Years Ended May 28, 2010 and May 29, 2009


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

The accounting and reporting policies of Golden Enterprises, Inc. and subsidiary ("Company") conform to accounting principles generally accepted in the United States of America and to general practices within the snack foods industry. The following is a description of the more significant accounting policies:

Nature  of  the  Business
-------------------------
The Company manufactures and distributes a full line of snack items that are sold through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States.

Consolidation
-------------
The consolidated financial statements include the accounts of Golden Enterprises, Inc. and its wholly-owned subsidiary, Golden Flake Snack Foods, Inc., (the "Company"). All significant inter-company transactions and balances have been eliminated.

Revenue  Recognition
--------------------
The Company recognizes sales and related costs upon delivery or shipment of products to its customers. Sales are reduced by returns and allowances to customers.

Accounts  Receivable
--------------------
The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the consolidated statements of income. The determination of the allowance for doubtful accounts is based on management's estimate of uncollectible accounts receivables. The Company records a general reserve based on analysis of historical data. In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer.

Fiscal  Year
------------
The Company ends its fiscal year on the Friday closest to the last day in May. The years ended May 28, 2010 and May 29, 2009 included 52 weeks.

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying amounts of cash and cash equivalents, receivables, accounts payable and short-term debt approximate fair value.

Cash  and  Cash  Equivalents
----------------------------
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

Property,  Plant  and  Equipment
--------------------------------
Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation and amortization have been provided principally on the straight-line method over the estimated useful lives of the respective assets. Accelerated methods are used for tax purposes.

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 28, 2010 and May 29, 2009


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for renewals and betterments are capitalized and written off by depreciation and amortization charges. Property retired or sold is removed from the asset and related accumulated depreciation accounts and any profit or loss resulting there from is reflected in the statements of operations.

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

The Company uses a third-party actuary to estimate the casualty insurance obligations on an annual basis. In determining the ultimate loss and reserve requirements, the third-party uses various actuarial assumptions including compensation trends, health care cost trends and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors. The actuarial calculation includes a factor to account for changes in inflation, health care costs, compensation and litigation cost trends as well as estimated future incurred claims.

Advertising
-----------
The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Income. Advertising expense amounted to $6,587,476 and $5,431,754 for the fiscal years 2010 and 2009, respectively.

Income  Taxes
-------------
Deferred income taxes are provided using the liability method to measure tax consequences resulting from differences between financial accounting standards and applicable income tax laws. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Segment Information
-------------------
The Company does not identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions. The Company's sales are generated primarily within the Southeastern United States.

Stock  Options
--------------
The Company has granted stock options to management in previous years, though none were granted during fiscal years ended May 28, 2010 or May 29, 2009. See
Note  8  for  further  discussion  of  our  stock  option  awards.

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Year Ended May 28, 2010 and May 29, 2009


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

Shipping and Handling Costs
---------------------------
Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company are classified as Selling, General and Administrative (SG&A) expenses. Shipping and handling costs classified as SG&A amounted to $3,588,124 and $3,666,101 for the fiscal years 2010 and 2009, respectively.

Use  of  Estimates
------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Recently  Issued  Accounting  Pronouncements
--------------------------------------------
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on our financial condition, results of operations or cash flows.

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

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 28, 2010 and May 29, 2009


NOTE 2 - PREPAID EXPENSES
-------------------------

At May 28, 2010 and May 29, 2009, prepaid expenses consist of the following:

                                                            2010         2009
                                                            ----         ----

Prepaid marketplace spending                             $  179,579   $  221,325
Other prepaid expenses                                    1,393,674    1,387,465
                                                         ----------   ----------

                                                         $1,573,253   $1,608,790
                                                         ==========   ==========


NOTE 3 - OTHER ACCRUED EXPENSES
-------------------------------

At May 28, 2010 and May 29, 2009, other accrued expenses consist of the following:

                                                            2010         2009
                                                            ----         ----
Accrued payroll                                          $  423,161   $  408,107
Self insurance liability                                  1,615,492    1,805,300
Accrued vacation                                          1,167,884    1,367,282
Other accrued expenses                                    1,259,440    1,576,634
                                                         ----------   ----------

                                                         $4,465,977   $5,157,323
                                                         ==========   ==========


NOTE 4 - LINE OF CREDIT
-----------------------

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3 million. During the quarter ended November 27, 2009 this line of credit was renewed and the limit was increased from $2 million to $3 million. The line-of-credit is subject to the Company's continued credit worthiness and compliance with the terms and conditions of the advance application. The Company's line-of-credit debt at May 28, 2010 was $1,781,996 with an interest rate of 4.00%, leaving the Company with $1,218,004 of credit availability. The Company's line-of-credit debt as of May 29, 2009 was $1,454,155 with an interest rate of 4.00%, leaving the Company with $545,845 of credit availability.

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 28, 2010 and May 29, 2009


NOTE  5  -  LONG-TERM  LIABILITIES
----------------------------------

Long-term  debt  at  May  28,  2010  and May 29, 2009 consists of the following:

In March 2009, the Company established a construction line
of credit with interest-only payments due through the end
of the construction period at a fixed rate of 4.25%. In
September 2009, the loan converted to a 10-year, 4.25%
fixed rate equipment note, payable in equal monthly
installments based on the final amount drawn during the
construction period which was $4.0 million
                                                                    2010           2009
                                                                    ----           ----
Total equipment note payable                                    $  3,755,619    $  2,743,440
  Less: current portion                                             (337,864)              -
                                                               -------------- --------------
Total non current portion of equipment note                     $  3,417,755    $  2,743,440
                                                               ============== ==============


In January 2010, the Company transferred an existing
operating lease from one provider to another. Included in
the new lease agreement were 5 transport vehicles that were
added as a capital lease. The capital portion of the lease
is for a term of 4 years at an annual interest rate of
3.69%
                                                                    2010           2009
                                                                    ----           ----
Total capital lease                                             $     74,564               -
  Less: current portion                                              (12,440)              -
                                                               -------------- --------------
Total non current portion of capital lease                      $     62,124    $          -
                                                               ============== ==============


                                                                    2010           2009
                                                                    ----           ----
Total note payable and capital lease                            $  3,830,183    $  2,743,440
  Less: current portion                                             (350,304)              -
                                                               -------------- --------------
Total non current portion of note payable and capital lease     $  3,479,879    $  2,743,440
                                                               ============== ==============

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 28, 2010 and May 29, 2009


NOTE  5  -  LONG-TERM  LIABILITIES- CONTINUED
---------------------------------------------
Other long-term obligations at May 28, 2010 and May 29, 2009 consist of the following:

                                                          2010          2009
                                                          ----          ----
Salary continuation plan                               $1,472,063    $1,557,251
Less: current portion                                    (154,812)     (142,948)
                                                       -----------   -----------
                                                       $1,317,251    $1,414,303
                                                       ===========   ===========

The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives. The Company recognized compensation expense
of   $57,761  and  $57,830  for  fiscal  2010  and  2009,  respectively.


NOTE  6  -  INCOME  TAXES
-------------------------

At May 28, 2010 and May 29, 2009 the provision for income taxes consists of the following:

                                                            2010         2009
                                                            ----         ----
Current:
  Federal                                                $1,419,112   $1,169,764
  State                                                     181,960      165,630
                                                         ----------   ----------

                                                          1,601,072    1,335,394

Deferred:
  Federal                                                   866,675       20,180
  State                                                     146,669        2,499
                                                         ----------   ----------

                                                          1,013,344       22,679
                                                         ----------   ----------

Total                                                    $2,614,416   $1,358,073
                                                         ==========   ==========

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 28, 2010 and May 29, 2009


NOTE  6  -  INCOME  TAXES-  CONTINUED
-------------------------------------
The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and actual tax follows:

                                                          2010          2009
                                                          ----          ----

Tax on income at statutory rates                       $2,319,974    $1,138,379
(Decrease) increase resulting from:
  State income taxes, less Federal income tax effect      120,094       109,316
  Tax exempt interest                                      (1,187)       (1,204)
  Change in valuation allowance                                 -       (81,640)
  Other - net                                             175,535       193,222
                                                       -----------   -----------

    Total                                              $2,614,416    $1,358,073
                                                       ===========   ===========


The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:

                                                           2010          2009
                                                           ----          ----
Deferred tax assets
  Salary continuation plan                             $   559,384    $  571,044
  Accrued vacation                                         443,796       501,383
  Contribution carry forward                                     -       137,217
  Inventory capitalization                                  47,115        19,969
  Allowance for doubtful accounts                           29,180        46,618
  Other accrued expenses                                   164,329       189,670
                                                       ------------   ----------

   Gross deferred tax assets before valuation allowance  1,243,804     1,465,901
     Less valuation allowance                                    -             -
                                                       ------------   ----------

Total deferred tax assets                                1,243,804     1,465,901
                                                       ------------   ----------

Deferred tax liabilities
  Property and equipment                                 2,182,243     1,378,076
  Prepaid expenses                                          68,240        81,160
                                                       ------------   ----------
Total deferred tax liabilities                           2,250,483     1,459,236
                                                       ------------   ----------

   Net deferred tax liability                          $(1,006,679)   $    6,665
                                                       ============   ==========

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 28, 2010 and May 29, 2009

NOTE 7 - EMPLOYEE BENEFIT PLANS
-------------------------------

The Company has trusteed "Qualified Profit-Sharing Plans" that were amended and restated effective June 1, 1996 to add a 401 (k) salary reduction provision. Under this provision, employees can contribute up to fifty percent of their compensation to the plan on a pretax basis subject to regulatory limits; and the Company, at its discretion, can match up to 4% of the participants' compensation. The annual contributions to the plans are determined by the Board of Directors. Total plan contributions for the years ended May 28, 2010 and May 29, 2009 were $133,851 and $127,189, respectively.

The Company has an Employee Stock Ownership Plan that covers all full-time employees. The annual contributions to the plan are amounts determined by the Board of Directors of the Company. Annual contributions are made in cash or common stock of the Company. Contributions to the Employee Stock Ownership Plan for the years ended May 28, 2010 and May 29, 2009 were $0 and $0, respectively. Each participant's account is credited with an allocation of shares acquired with the Company's annual contributions, dividends received on Employee Stock Ownership Plan shares and forfeitures of terminated participants' non-vested accounts.

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

                                                          2010          2009
                                                          ----          ----

Accrued salary continuation plan - beginning of year   $1,557,251    $1,631,414

Benefits accrued                                           57,761        57,830

Benefits paid                                            (142,949)     (131,993)
                                                       -----------   -----------

Accrued salary continuation plan - end of year         $1,472,063    $1,557,251
                                                       ===========   ===========


NOTE 8 - LONG-TERM INCENTIVE PLANS
----------------------------------

The Company has a long-term incentive plan currently in effect under which future stock option grants were previously issued. This Plan (the 1996 Plan) is administered by the Stock Option Committee of the Board of Directors, which had sole discretion, subject to the terms of the Plan, to determine those employees, including executive officers, eligible to receive awards and the amount and type of such awards. The Stock Option Committee also has the authority to interpret the Plan and make all other determinations required in the administration thereof. All options outstanding at the end of 2010 are exercisable.

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

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 28, 2010 and May 29, 2009


NOTE  8  -  LONG-TERM  INCENTIVE  PLANS  -  CONTINUED
-----------------------------------------------------

Five hundred thousand shares of the Company's stock have been reserved for issuance under this Plan. The following is a summary of transactions:

                                         2010                  2009
                                         ----                  ----
                                            Weighted               Weighted
                                             Average               Average
                                            Exercise               Exercise
                                  Shares      Price      Shares     Price
Outstanding - beginning of year    329,000    $   3.81    369,000   $   3.78
  Granted                                -           -          -          -
  Exercised                              -           -          -          -
  Forfeited                              -           -     40,000       3.50
  Cancelled                              -           -          -          -
                                ---------- ----------- ---------- ----------

Outstanding - end of year          329,000    $   3.81    329,000   $   3.81
                                ========== =========== ========== ==========

No  securities  remain  under  this  plan  for  future  issuance.

The Company adopted SFAS 123R as of June 3, 2006. SFAS 123R establishes standards for accounting of transactions in which an entity exchanges its equity instruments for goods or services, such as when an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the required service period are to be recognized as compensation cost over the period. In addition, SFAS 123R amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. When the Company adopted SFAS 123R, they elected the modified prospective application method and prior period amounts have not been restated. As of June 3, 2006, all outstanding options were fully vested. Additionally, no options were granted during the fiscal years ended May 28, 2010 or May 29, 2009.

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

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 28, 2010 and May 29, 2009


NOTE 9  -  NET INCOME PER SHARE
-------------------------------

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock, as prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share". At May 28, 2010, options on the 329,000 shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. At May 29, 2009 options on the 329,000 shares were also antidilutive. Thus, they were also not included in the computation of diluted earnings per share. The following reconciles the information used to compute basic and diluted earnings per share:

                                                     Average Common Stock Shares
                                                     ---------------------------

                                                         2010           2009
                                                         ----           ----

Basic weighted average shares outstanding              11,746,632     11,758,651
Effect of options                                               -              -
                                                     ------------    -----------
                                                       11,746,632     11,758,651
                                                     ============    ===========


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

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 28, 2010 and May 29, 2009


NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Rental  expense  was  $1,077,074  in  2010  and  $1,217,045  in  2009.

The Company has entered into various operating lease agreements to replace aging route vans and transport trucks. The current annual obligation under this agreement is $839,686. Future minimum lease commitments for operating leases at May 28, 2010 were as follows:

                           2011      $     839,686
                           2012            839,686
                           2013            839,686
                           2014            489,817
                           2015                  -

Prior to April 22, 2010 the Company leased its airplane to a director, who is also Chairman of the Board of Directors of SYB, Inc., a major shareholder of the Company, for approximately $20,000 per month. The lease provided for her personal use of the airplane for up to 100 flight hours per year and was for a term of one year with automatic renewal unless terminated by either party. This lease was terminated on the date of the sale of the airplane on April 22, 2010.

The Company has a letter of credit in the amount of $2,057,014 outstanding at May 28, 2010 compared to $2,264,857 outstanding at May 29, 2009. The letter of credit supports the Company's commercial self-insurance program. The Company pays a commitment fee of 0.50% to maintain the letters of credit.

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

The Company did not have any major customer write-offs this year that were not covered by the credit insurance. However, due to the bankruptcy of two distributors, the Company did recognize an adjustment to the allowance of $7,790 at year-end. In the future, the credit insurance coverage will be expanded to include many distributors that were not previously covered. This should further mitigate the Company's credit risk.

                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For the Fiscal Years Ended May 28, 2010 and May 29, 2009


NOTE 13 - SUPPLEMENTARY STATEMENT OF INCOME INFORMATION
-------------------------------------------------------

The following tabulation gives certain supplementary statement of income information for the years ended May 28, 2010 and May 29, 2009:

                                          2010                     2009
                                          ----                     ----

Maintenance and repairs             $    6,431,681           $    6,207,074
Depreciation                             2,483,857                2,299,049
Payroll taxes                            2,352,597                2,210,951

Amounts for other taxes, rents and research and development costs are not presented because each of such amounts is less than 1% of total revenues.


            ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  Applicable.


                     ITEM 9A(T). - CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

Our company's management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 28, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 28, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management's Annual Report on Internal Control Over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

  - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.


Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company's management assessed the effectiveness of the company's internal control over financial reporting as of May 28, 2010. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of May 28, 2010, the company's internal control over financial reporting is effective based on those criteria set forth.

The annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal controls over financial reporting occurred during the fiscal quarter ended May 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                          ITEM 9B. - OTHER INFORMATION
Not  Applicable.

                                    PART III

      ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of information as follows and as set forth under the caption Executive Officers of the Registrant and Its Subsidiary which appears in Part I of this Form 10-K on Page 5, the information required by this item is incorporated by reference to the sections of the Company's Proxy Statement entitled "Election of Directors," "Additional Information Concerning the Board of Directors," "Executive Compensation and Other Information," "Section 16(a) Beneficial Ownership Reporting Compliance", "Code of Conduct and Ethics" and "Corporate Governance" for the 2010 Annual Meeting of Stockholders to be held September 22, 2010.

Section  16A  Beneficial  Ownership  Reporting  Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company's officers and directors and persons who own more than 10% of the Company's outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission ("SEC"). One director failed to timely file a Form 4 or 5.


                       ITEM 11. - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation and Other Information" of the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders to be held September 22, 2010. See Item 5 of this Annual Report on Form 10-K for information concerning the Company's equity compensation plans.


         ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance," of the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders to be held September 22, 2010.


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
           INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled "Certain Transactions" and "Director Independence" of the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders to be held September 22, 2010.


               ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled "Independent Accountants" of the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders to be held September 22, 2010.

Prior to September 28, 2010, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                                    PART IV

                  ITEM 15. - EXHIBITS AND FINANCIAL STATEMENT
                                   SCHEDULES

 (a)  1. LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

Consolidated Balance Sheets - May 28, 2010 and May 29, 2009

Consolidated Statements of Income- Years ended May 28, 2010 and May 29, 2009

Consolidated Statements of Changes in Stockholders' Equity- Years ended May 28, 2010 and May 29, 2009

Consolidated Statements of Cash Flows- Years ended May 28, 2010 and May 29, 2009

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

(10)           Material Contracts

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

10.15 Lease of aircraft executed by and between Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc., and Joann F. Bashinsky dated February 1, 2006 which was terminated by the sale of the aircraft on April 22, 2010 (incorporated by reference to Exhibit 10.15 to Golden Enterprises, Inc. June 2, 2006 Form 10-K filed with the Commission).

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

10.22 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc., as Seller, and Airmasters, Inc., as Purchaser, with an effective date of April 22, 2010, for the sale of a Cessna 551 aircraft, s/n 551-0556.

10.23 Termination of aircraft lease executed by and between Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc., and Joann F. Bashinsky dated April 22, 2010.

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

GOLDEN  ENTERPRISES,  INC.

By  /s/Patty  Townsend                                        August  20,  2010
----------------------                                        -----------------
Patty  Townsend                                                     Date
Vice  President,  Secretary  and  Principal  Financial
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   Signature                             Title                       Date
   ---------                             -----                       ----

/s/Mark W. McCutcheon            Chairman of the Board,          August 20, 2010
------------------------------   Chief Executive Officer,
Mark W. McCutcheon               and President

/s/Patty Townsend                Vice President, Secretary       August 20, 2010
------------------------------   and Principal Financial
Patty Townsend                   Officer

/s/F. Wayne Pate                 Director                        August 20, 2010
------------------------------
F. Wayne Pate

/s/Edward R. Pascoe              Director                        August 20, 2010
------------------------------
Edward R. Pascoe

/s/John P. McKleroy, Jr.         Director                        August 20, 2010
------------------------------
John P. McKleroy, Jr.

/s/John S.P. Samford             Director                        August 20, 2010
------------------------------
John S.P. Samford

/s/J. Wallace Nall, Jr.          Director                        August 20, 2010
------------------------------
J. Wallace Nall, Jr.

/s/Joann F. Bashinsky            Director                        August 20, 2010
------------------------------
Joann F. Bashinsky

/s/Paul R. Bates                 Executive Vice-President        August 20, 2010
------------------------------   and Director
Paul R. Bates

/s/David A. Jones                Executive Vice-President        August 20, 2010
------------------------------   and Director
David A. Jones

/s/William B. Morton, Jr.        Director                        August 20, 2010
------------------------------
William B. Morton, Jr.

/s/John S. Stein III             Director                        August 20, 2010
------------------------------
John S. Stein III

                                  SCHEDULE II


                    GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS

            For the Fiscal Years Ended May 28, 2010 and May 29, 2009

                                                   Additions
                                     Balance at    Charged to                    Balance
                                     Beginning     Costs and                     at End
Allowance for Doubtful Accounts       of Year       Expenses     Deductions      of Year
----------------------------------  ------------  ------------  -------------  -----------
Year ended May 29, 2009               $ 70,000       $64,529        $ 7,399     $127,130
                                    ============  ============  =============  ===========

Year ended May 28, 2010               $127,130       $ 6,790        $57,130     $ 76,790
                                    ============  ============  =============  ===========

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

(10)           Material Contracts

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

                                                                         Page
                                                                         ----
10.21 Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc., as Seller, And Rodney D.
               Evans and Everett James Crowell, as Purchasers, with an effective date of December 14, 2009, for the sale of land and improvements located in Duval County, at 4771
               Phyllis St., Jacksonville, Florida (incorporated by reference to Exhibit 10.21 Golden Enterprises, Inc.
               November 27, 2009 Form 10-Q filed with the Commission).

10.22          Purchase and Sale Agreement executed by and between
               Golden Flake Snack Foods, Inc., as Seller, and
               Airmasters, Inc., as Purchaser, with an effective date
               of April 22, 2010, for the sale of a Cessna 551
               aircraft, s/n 551-0556.                                    48

10.23          Termination of aircraft lease executed by and between
               Golden Flake Snack Foods, Inc., a wholly-owned
               subsidiary of Golden Enterprises, Inc., and Joann F.
               Bashinsky dated April 22, 2010.                            50

14.1 Golden Enterprises, Inc.'s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

(18)           Letter Re: Change in Accounting Principles

18.1 Letter from the Registrant's Independent Accountant dated August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 3, 2005 (incorporated by reference to Exhibit 18.1 to Golden Enterprises, Inc.'s June 3, 2005 Form 10-K filed with the Commission).

21 Subsidiaries of the Registrant ( incorporated by reference to Exhibit 21 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission)

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