Form 10-Q
period 2010-08-27
GOLDEN ENTERPRISES INC
filed 2010-10-07
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended August 27, 2010

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-4339

GOLDEN ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	63-0250005
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Golden Flake Drive
Birmingham, Alabama	35205
(Address of Principle Executive Offices)	(Zip Code)

(205) 458-7316
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)   No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes (  ) No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). (Check one):
Large accelerated filer ____	Accelerated filer ____	Non-accelerated filer ____	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2010.

Outstanding at
Class	September 30, 2010
Common Stock, Par Value $0.66 2/3	11,734,632

EXCHANGE ACT REPORTS AVAILABLE ON COMPANY WEBSITE

Under “SEC Filings” on the “Financial” page of the Company’s website located at www.goldenflake.com, links to the following filings are made available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”)”  the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A related to the Company’s Annual Shareholders Meeting, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	August 27,	May 28,
	2010	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,397,487	$1,443,801
Receivables, net	9,395,561	9,534,542
Inventories:
Raw materials and supplies	1,673,968	1,580,379
Finished goods	3,416,157	3,320,286
	5,090,125	4,900,665

Prepaid expenses	2,421,921	1,573,253
Deferred income taxes	580,154	580,154
Total current assets	18,885,248	18,032,415

Property, plant and equipment, net	22,914,070	22,279,624
Other assets	2,471,167	2,431,321

Total	$44,270,485	$42,743,360

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,199,552	$1,083,512
Accounts payable	7,285,312	6,137,412
Accrued income taxes	482,466	238,031
Current portion of long-term debt	354,103	350,304
Other accrued expenses	4,375,130	4,465,977
Salary continuation plan	157,929	154,812
Line of credit outstanding	1,324,804	1,781,996

Total current liabilities	15,179,296	14,212,044

LONG-TERM LIABILITIES
Notes payable-bank, non-current	3,390,227	3,479,879
Salary continuation plan	1,290,980	1,317,251
Deferred income taxes	1,586,833	1,586,833

Total long-term liabilities	6,268,040	6,383,963

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	18,031,759	17,319,003
	33,748,908	33,036,152
Less: Cost of common shares in treasury (2,094,161 shares at August 27, 2010
and 2,082,161 shares at May 28, 2010)	(10,925,759)	(10,888,799)

Total stockholder's equity	22,823,149	22,147,353

Total	$44,270,485	$42,743,360

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Thirteen
	Weeks	Weeks
	Ended	Ended
	August 27, 2010	August 28, 2009

Net sales	$31,956,084	$32,592,162
Cost of sales	15,748,630	16,601,196
Gross margin	16,207,454	15,990,966

Selling, general and administrative expenses	14,456,430	14,329,853
Operating income	1,751,024	1,661,113

Other (expenses) income:
Gain on sale of assets	38,177	36,931
Interest expense	(80,218)	(46,859)
Other income	24,356	10,750
Total other (expenses) income	(17,685)	822

Income before income taxes	1,733,339	1,661,935
Income taxes	653,200	622,051
Net income	$1,080,139	$1,039,884

PER SHARE OF COMMON STOCK
Basic earnings	$0.09	$0.09
Diluted earnings	$0.09	$0.09

Weighted average number of common
stock shares outstanding:
Basic	11,739,775	11,746,632
Diluted	11,739,775	11,746,632

Cash dividends paid per share of
common stock	$0.0313	$0.0313

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	August 27, 2010	August 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$32,095,065	$33,259,455
Miscellaneous income	24,356	10,750
Cash paid to suppliers & employees	(14,166,022)	(14,843,970)
Cash paid for operating expenses	(15,297,485)	(15,454,198)
Income taxes paid	(408,765)	(165,640)
Interest expenses paid	(80,218)	(46,859)
Net cash provided by operating activities	2,166,931	2,759,538

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(1,429,524)	(4,415,414)
Proceeds from sale of property, plant and equipment	47,627	45,650
Net cash used in investing activities	(1,381,897)	(4,369,764)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	8,935,444	9,669,845
Debt repayments	(9,478,489)	(8,084,590)
Change in checks outstanding in excess of bank
balances	116,040	(537,151)
Cash dividends paid	(367,383)	(367,405)
Purchases of treasury shares	(36,960)	-
Net cash (used in) provided by financing activities	(831,348)	680,699

Net change in cash and cash equivalents	(46,314)	(929,527)
Cash and cash equivalents at beginning of period	1,443,801	1,178,060
Cash and cash equivalents at end of period	$1,397,487	$248,533

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	August 27, 2010	August 28, 2009

Net Income	$1,080,139	$1,039,884
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	785,628	568,013
Gain on sale of property and equipment	(38,177)	(36,931)

Changes in operating assets and liabilities:
Change in receivables - net	138,981	667,293
Change in inventories	(189,460)	8,038
Change in prepaid expenses	(848,668)	(1,007,015)
Change in other assets	(39,846)	91,030
Change in accounts payable	1,147,900	1,347,282
Change in accrued expenses	(90,847)	(352,949)
Change in salary continuation	(23,154)	(21,518)
Change in accrued income taxes	244,435	456,411

Net cash provided by operating activities	$2,166,931	$2,759,538

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
The accompanying unaudited condensed consolidated financial statements of Golden Enterprises, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for year ended May 28, 2010.

2.
The consolidated results of operations for the thirteen weeks ended August 27, 2010 are not necessarily indicative of the results to be expected for the fifty-three week fiscal year ending June 03, 2011.

3.	The following tables summarize the prepaid assets accounts at August 27, 2010 and May 28, 2010.

	Prepaid Breakdown

	August 27, 2010	May 28, 2010

Truck Shop Supplies	$661,346	$670,278
Insurance Deposit	138,959	138,959
Slotting Fees	115,749	179,579
Deferred Advertising Fees	882,146	-
Prepaid Insurance	324,677	210,528
Prepaid Taxes/Licenses	168,624	220,127
Prepaid Dues/Supplies	101,027	114,723
Other	29,393	39,059

	$2,421,921	$1,573,253

4.
The principal raw materials used in the manufacture of the Company’s snack food products are potatoes, corn, pork skin pellets, vegetable oils and seasoning.  The principal supplies used are flexible film, cartons, trays, boxes and bags.  These raw materials and supplies are generally available in adequate quantities in the open market from sources in the United States and are generally contracted up to a year in advance.

5.	Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

6.
The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended August 27, 2010 and August 28, 2009:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	August 27, 2010	August 28, 2009

Weighted average number of common shares used in computing basic	11,739,775	11,746,632
earnings per share
Effect of dilutive stock options	0	0

Weighted average number of common shares and dilutive potential
common stock used in computing dilutive earnings per share	11,739,775	11,746,632

Stock options excluded from the above reconciliation because they are
anti-dilutive	329,000	329,000

7.	The Company has a letter of credit in the amount of $2,057,014 outstanding at August 27, 2010 and May 28, 2010. The letter of credit supports the Company’s commercial self-insurance program.

8.
The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3 million. During the quarter ended November 27, 2009, this line of credit was renewed and the limit was increased from $2 million to $3 million.  The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the advance application. The Company’s line-of-credit debt as of August 27, 2010 was $1,324,804 with an interest rate of 4.00%, leaving the Company with $1,675,196 of credit availability. The Company’s line-of-credit debt as of May 28, 2010 was $1,781,996 with an interest rate of 4.00%, leaving the Company with $1,218,004 of credit availability.

9.
The Company has a note payable with a balance due as of August 27, 2010 of $3.7 million.  The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility.  In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4.0 million.  The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

10.	The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

The Company maintains deposit relationships with high credit quality financial institutions.  The Company’s trade receivables result primarily from its snack food operations and reflect a broad customer base, primarily large grocery store chains located in the Southeastern United States.  The Company routinely assesses the financial strength of its customers.  As a consequence, concentrations of credit risk are limited.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of August 27, 2010, the related condensed consolidated statements of income for the thirteen week periods ended August 27, 2010 and August 28, 2009, and the related condensed statements of cash flows for the thirteen week periods ended August 27, 2010 and August 28, 2009.  These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of May 28, 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the fiscal year then ended (not presented herein), and in our report dated August 5, 2010 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 28, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama
October 6, 2010

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  This discussion should be read in conjunction with our recent SEC filings, including Form 10-K for the year ended May 28, 2010.  The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances.  We routinely evaluate our estimates including those considered significant and discussed in detail in Form 10-K for the year ended May 28, 2010.  Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

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

No single product or product line accounts for more than 50% of the Company’s sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials or failure to be able to procure an adequate supply of pork skin pellets.  Raw materials used in manufacturing and processing the Company’s snack food products are purchased on the open market and under contract, both through brokers and directly from growers.  A large part of the raw materials used by the Company consists of farm commodities which are subject to precipitous changes in supply and price.  Weather varies from season to season and directly affects both the quality and supply available.  The Company has no control of the agricultural aspects and its profits are affected accordingly.

The Company sells its products through both its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States.  The products are distributed through the independent distributors and route representatives who are supplied with selling inventory by the Company’s trucking fleet.  All of the route representatives are employees of the Company and use the Company’s direct-store delivery system.

Liquidity and Capital Resources

At August 27, 2010 and May 28, 2010, working capital was $3,705,952 and $3,820,371, respectively.

The Company purchased 12,000 shares of treasury stock this quarter in the amount of $36,960.00.  The Company’s current ratio was 1.24 to 1.00 at August 27, 2010 compared to 1.27 to 1.00 at May 28, 2010.

Accounts Receivable and Allowance for Doubtful Accounts

At August 27, 2010 and May 28, 2010 the Company had accounts receivables in the amount of $9,395,561 and $9,534,542, net of an allowance for doubtful accounts of $70,000 and $76,790, respectively.

Contractual Obligations

The following table summarizes the significant contractual obligations of the Company as of August 27, 2010:

Contractual Obligations	Total	Current	2-3 Years	4-5 Years	Thereafter
Equipment Loan	$3,672,833	$341,547	$728,387	$794,222	$1,808,677
Capital Lease	71,497	12,556	26,544	32,397	-
Operating Lease	3,133,531	834,165	1,668,329	631,037	-
Salary Continuation Plan	1,448,909	157,929	356,271	387,666	547,043
Total Contractual Obligations	$8,326,770	$1,346,197	$2,779,531	$1,845,322	$2,355,720

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended August 27, 2010, net sales decreased 2.0% from the comparable period in fiscal 2009.  This year’s first quarter cost of sales was 49.3% of net sales compared to 50.9% for last year’s first quarter.  This year’s first quarter, selling, general and administrative expenses were 45.2% of net sales compared to 44.0% for last year’s first quarter.

The following tables compare manufactured products to resale products:

Manufactured Products-Resale Products

	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 27, 2010		August 28, 2009
Sales		%		%
Manufactured Products	$25,190,250	78.8%	$26,228,539	80.5%
Resale Products	6,765,834	21.2%	6,363,623	19.5%
Total	$31,956,084	100.0%	$32,592,162	100.0%

Gross Margin		%		%
Manufactured Products	$13,719,012	54.5%	$13,641,814	52.0%
Resale Products	2,488,442	36.8%	2,349,152	36.9%
Total	$16,207,454	50.7%	$15,990,966	49.1%

The Company’s gain on sale of assets for the thirteen weeks ended August 27, 2010 in the amount of $38,177 was from the sale of used transportation equipment.

For last year’s thirteen weeks, the gain on sale of assets was $36,931 from the sale and trade in of used transportation and manufacturing equipment.

The Company’s effective tax rate for the thirteen weeks was 37.7% compared to 37.4% for the last year’s thirteen weeks.

Market Risk

The principal market’s risks (i.e., the risk of loss arising from adverse changes in market rates and prices), to which the Company is exposed, are commodity prices affecting the cost of its raw materials.

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

Inflation

Certain costs and expenses of the Company are affected by inflation. The Company’s prices for its products over the past several years have remained relatively flat.  The Company plans to contend with the effect of further inflation through efficient purchasing, improved manufacturing methods, pricing and by monitoring and controlling expenses.

Environmental Matters

There have been no material effects of compliance with governmental provisions regulating discharge of materials into the environment.

Subsequent Events

Not applicable.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from those forward-looking statements.  Some of the factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs and effectiveness of sales and marketing activities, as described in the Company’s filings with the Securities and Exchange Commission.

ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (Section 229.305(e)) the Company is not required to provide the Information under this item, as it is a “Smaller Reporting Company” as defined by Rule 229.10(f)(1).

ITEM 4

CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in accumulating and communicating such information to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended August 27, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company or its subsidiary other than routine litigation incidental to the business of the Company and its subsidiary.

ITEM 1-A

RISK FACTORS

There are no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this report.

Registrant Purchases of Equity Securities.

The Company purchased 12,000 shares of treasury stock for the quarterly period ended August 27, 2010 in the amount of $36,960.00.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 29 to June 25	-0-	-0-	-0-	-0-
June 26 to July 30	(1) 12,000	3.08	-0-	-0-
July 31 to August 27	-0-	-0-	-0-	-0-
Total First Quarter	12,000	3.08	-0-	-0-

(1)	On July 7, 2010, the Company purchased 12,000 of its shares through a private purchase settled on July 1, 2010. The closing price on the settlement date was $3.08.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5

OTHER INFORMATION

Not applicable.

ITEM 6

EXHIBITS

(3)	Articles of Incorporation and By-laws of Golden Enterprises, Inc.

3.1
Certificate of Incorporation of Golden Enterprises, Inc. (originally known as “Golden Flake, Inc.”) dated December 11, 1967 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

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

10.22
Purchase and Sale Agreement executed by and between Golden Flake Snack Foods, Inc., as Seller, and Airmasters, Inc., as Purchaser, with an effective date of April 22, 2010, for the sale of a Cessna 551 aircraft, s/n 551-0556 (incorporated by reference to Exhibit 10.22 to Golden Enterprises, Inc. May 28, 2010 Form 10-K filed with the Commission).

10.23
Termination of aircraft lease executed by and between Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc., and Joann F. Bashinsky dated April 22, 2010 (incorporated by reference to Exhibit 10.23 to Golden Enterprises, Inc. May 28, 2010 Form 10-K filed with the Commission).

14.1
Golden Enterprises, Inc.’s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K with the Commission).

(18)	Letter Re: Change in Accounting Principles

18.1
Letter from the Registrant’s Independent Accountant dated August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 3, 2005 (incorporated by reference to Exhibit 18.1 to Golden Enterprises, Inc. June 3, 2005 Form 10-K filed with the Commission).

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: October 7, 2010	/s/Mark W. McCutcheon
Mark W. McCutcheon
President and
Chief Executive Officer

Dated: October 7, 2010	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)