Form 10-Q
period 2010-11-26
GOLDEN ENTERPRISES INC
filed 2011-01-13
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (twenty-six weeks) period ended November 26, 2010

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
Large accelerated filer ______	Accelerated filer ______	Non-accelerated filer ______	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2010.

Outstanding at
Class	December 31, 2010
Common Stock, Par Value $0.66 2/3	11,734,632

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 26,	May 28,
	2010	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,439,426	$1,443,801
Receivables, net	9,963,850	9,534,542
Inventories:
Raw materials and supplies	1,705,445	1,580,379
Finished goods	4,307,994	3,320,286
	6,013,439	4,900,665

Prepaid expenses	2,357,365	1,573,253
Deferred income taxes	580,154	580,154
Total current assets	20,354,234	18,032,415

Property, plant and equipment, net	23,940,247	22,279,624
Other assets	2,404,372	2,431,321

Total	$46,698,853	$42,743,360

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$836,529	$1,083,512
Accounts payable	9,419,241	6,137,412
Accrued income taxes	-	238,031
Current portion of long-term debt	357,901	350,304
Other accrued expenses	4,232,414	4,465,977
Salary continuation plan	161,109	154,812
Line of credit outstanding	2,543,326	1,781,996

Total current liabilities	17,550,520	14,212,044

LONG-TERM LIABILITIES
Notes payable - bank, non-current	3,299,218	3,479,879
Salary continuation plan	1,264,180	1,317,251
Deferred income taxes	1,586,833	1,586,833

Total long-term liabilities	6,150,231	6,383,963

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	18,206,712	17,319,003
	33,923,861	33,036,152
Less: Cost of common shares in treasury (2,094,161 shares at November 26, 2010
and 2,082,161 shares at May 28, 2010)	(10,925,759)	(10,888,799)

Total stockholder's equity	22,998,102	22,147,353

Total	$46,698,853	$42,743,360

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	November 26, 2010	November 27, 2009	November 26, 2010	November 27, 2009

Net sales	$30,910,393	$31,452,068	$62,866,477	$64,044,230
Cost of sales	16,344,042	16,534,907	32,092,672	33,136,103
Gross margin	14,566,351	14,917,161	30,773,805	30,908,127

Selling, general and administrative expenses	13,691,261	13,867,314	28,147,691	28,197,167
Operating income	875,090	1,049,847	2,626,114	2,710,960

Other (expenses) income:
Gain on sale of assets	13,608	7,374	51,785	44,305
Interest expense	(115,379)	(90,147)	(195,597)	(137,006)
Other income	99,301	48,235	123,657	58,985
Total other (expenses) income	(2,470)	(34,538)	(20,155)	(33,716)

Income before income taxes	872,620	1,015,309	2,605,959	2,677,244
Income taxes	330,959	331,301	984,159	953,352
Net income	$541,661	$684,008	$1,621,800	$1,723,892

PER SHARE OF COMMON STOCK
Basic earnings	$0.05	$0.06	$0.14	$0.15
Diluted earnings	$0.05	$0.06	$0.14	$0.15

Weighted average number of common
stock share outstanding:
Basic	11,734,632	11,746,632	11,737,203	11,746,632
Diluted	11,734,632	11,746,632	11,737,203	11,746,632

Cash dividends paid per share of
common stock	$0.0313	$0.0313	$0.0626	$0.0626

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	November 26, 2010	November 27, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$62,437,169	$64,587,106
Miscellaneous income	123,657	58,985
Cash paid to suppliers and employees	(28,660,218)	(30,584,447)
Cash paid for operating expenses	(28,849,734)	(28,840,596)
Income taxes paid	(1,275,048)	(723,172)
Interest expenses paid	(195,597)	(137,006)
Net cash provided by operating activities	3,580,229	4,360,870

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(3,216,571)	(6,542,240)
Proceeds from sale of property, plant and equipment	61,735	64,398
Net cash used in investing activities	(3,154,836)	(6,477,842)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	17,259,519	12,644,869
Debt repayments	(16,671,253)	(9,995,526)
Change in checks outstanding in excess of bank
balances	(246,983)	(262,373)
Cash dividends paid	(734,091)	(734,801)
Purchases of treasury shares	(36,960)	-
Net cash (used in) provided by financing activities	(429,768)	1,652,169

Net change in cash and cash equivalents	(4,375)	(464,803)
Cash and cash equivalents at beginning of period	1,443,801	1,178,060
Cash and cash equivalents at end of period	$1,439,426	$713,257

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 26, 2010 AND NOVEMBER 27, 2009

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	November 26, 2010	November 27, 2009

Net Income	$1,621,800	$1,723,892
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,545,998	1,169,414
Gain on sale of property and equipment	(51,785)	(44,305)

Changes in operating assets and liabilities:
Change in receivables - net	(429,308)	542,876
Change in inventories	(1,112,774)	(576,113)
Change in prepaid expenses	(784,112)	(497,449)
Change in other assets	26,949	(38,723)
Change in accounts payable	3,281,829	2,300,860
Change in accrued expenses	(233,563)	(406,292)
Change in salary continuation	(46,774)	(43,470)
Change in accrued income taxes	(238,031)	230,180

Net cash provided by operating activities	$3,580,229	$4,360,870

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

2.
The consolidated results of operations for the twenty-six weeks ended November 26, 2010 are not necessarily indicative of the results to be expected for the fifty-three week fiscal year ending June 03, 2011.

3.	The following tables summarize the prepaid assets accounts at November 26, 2010 and May 28, 2010.

	November 26, 2010	May 28, 2010

Truck shop supplies	$668,358	$670,278
Insurance deposit	138,959	138,959
Slotting fees	109,660	179,579
Deferred advertising fees	588,096	-
Prepaid insurance	442,544	210,528
Prepaid taxes/licenses	266,795	220,127
Prepaid dues/supplies	122,065	114,723
Other	20,888	39,059

	$2,357,365	$1,573,253

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

6.
The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the twenty-six weeks ended November 26, 2010 and November 27, 2009:

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	November 26, 2010	November 27, 2009

Weighted average number of common shares used in computing basic	11,737,203	11,746,632
earnings per share
Effect of dilutive stock options	0	0

Weighted average number of common shares and dilutive potential
common stock used in computing dilutive earnings per share	11,737,203	11,746,632

Stock options excluded from the above reconciliation because they are
anti-dilutive	329,000	329,000

7.
The Company has a letter of credit in the amount of $2,000,000 outstanding at November 26, 2010 compared to $2,057,014 at May 28, 2010. The letter of credit supports the Company’s commercial self-insurance program.

8.
The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3 million. During the quarter ended 11/27/2009, this line of credit was renewed and the limit was increased from $2 million to $3 million.  The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the advance application. The Company’s line-of-credit debt as of November 26, 2010 was $2,543,326 with an interest rate of 4.00%, leaving the Company with $456,674 of credit availability. The Company’s line-of-credit debt as of May 28, 2010 was $1,781,996 with an interest rate of 4.00%, leaving the Company with $1,218,004 of credit availability.

9.
The Company has a note payable with a balance due as of November 26, 2010 of $3.6 million.  The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility.  In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4.0 million.  The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of November 26, 2010, and the related condensed consolidated statements of income for the thirteen week and twenty-six week periods ended November 26, 2010 and the related condensed statements of cash flows for the twenty-six week period ended November 26, 2010 and November 27, 2009.  These financial statements are the responsibility of the Company’s management.

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

Birmingham, Alabama
January 6, 2011	DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

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

No single product or product line accounts for more than 50% of the Company’s sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials or failure to procure an adequate supply of pork skin pellets. Raw materials used in manufacturing and processing the Company’s snack food products are purchased on the open market and under contract through brokers and directly from growers.  A large part of the raw materials used by the Company consists of farm commodities which are subject to precipitous changes in supply and price.  Weather varies from season to season and directly affects both the quality and supply of farm commodities available.  The Company has no control of the agricultural aspects and its profits are affected accordingly.

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

Liquidity and Capital Resources

At November 26, 2010 and May 28, 2010, working capital was $2,803,714 and $3,820,371, respectively.

The Company did not purchase shares of treasury stock this quarter.  The Company’s current ratio was 1.16 to 1.00 at November 26, 2010 compared to 1.27 to 1.00 at May 28, 2010.

Accounts Receivable and Allowance for Doubtful Accounts

At November 26, 2010 and May 28, 2010 the Company had accounts receivables in the amount of $9,963,850 and $9,534,542, net of an allowance for doubtful accounts of $70,000 and $76,790, respectively.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended November 26, 2010, net sales decreased 1.7% from the comparable period in fiscal 2010. For the twenty-six weeks ended November 26, 2010, net sales decreased 1.8% from the comparable period in fiscal 2010.  This year’s second quarter cost of sales was 52.9% of net sales compared to 52.6% for last year’s second quarter.  This year’s year to date cost of sales was 51.0% of net sales compared to 51.7% for last year’s year to date.  This year’s second quarter, selling, general and administrative expenses were 44.3% of net sales compared to 44.1% for last year’s second quarter.  This year’s year to date selling, general and administrative expenses were 44.8% of net sales compared to 44.0% for last year’s year to date.

The following tables compare manufactured products to resale products:

Manufactured Products-Resale Products

	Thirteen Weeks Ended		Thirteen Weeks Ended
	November 26, 2010		November 27, 2009
Sales		%		%
Manufactured Products	$23,547,102	76.2%	$24,490,300	77.9%
Resale Products	7,363,291	23.8%	6,961,768	22.1%
Total	$30,910,393	100.0%	$31,452,068	100.0%

Gross Margin		%		%
Manufactured Products	$12,031,676	51.1%	$12,439,581	50.8%
Resale Products	2,534,675	34.4%	2,477,580	35.6%
Total	$14,566,351	47.1%	$14,917,161	47.4%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	November 26, 2010		November 27, 2009
Sales		%		%
Manufactured Products	$48,734,435	77.5%	$50,718,141	79.2%
Resale Products	14,132,042	22.5%	13,326,089	20.8%
Total	$62,866,477	100.0%	$64,044,230	100.0%

Gross Margin		%		%
Manufactured Products	$25,747,346	52.8%	$26,080,679	51.4%
Resale Products	5,026,459	35.6%	4,827,448	36.2%
Total	$30,773,805	49.0%	$30,908,127	48.3%

The Company’s gain on sale of assets for the thirteen weeks ended November 26, 2010 in the amount of $13,608 was from the sale of used transportation equipment.

For last year’s thirteen weeks, the gain on sale of assets was $7,374 from the sale of used transportation equipment.

The Company’s effective tax rate for the thirteen weeks was 37.9% compared to 32.6% for the last year’s thirteen weeks and 37.8% for the twenty-six weeks this year and 35.6% last year.

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

Subsequent Events

Not applicable.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from those forward-looking statements.  Factors that may cause actual results to differ materially include, but are not limited to, price competition, industry consolidation, raw material costs and effectiveness of sales and marketing activities, as described in the Company’s filings with the Securities and Exchange Commission.

ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (Section 229.305(e)) the Company is not required to provide the Information under this item, as it is a “Smaller Reporting Company” as defined by Rule 229.10(f)(1).

ITEM 4

CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in accumulating and communicating such information to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter ended November 26, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

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

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended November 26, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 28 to September 24	-0-	-0-	-0-	-0-
September 25 to October 29	-0-	-0-	-0-	-0-
October 30 to November 26	-0-	-0-	-0-	-0-
Total Second Quarter	-0-	-0-	-0-	-0-

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of Golden Enterprises, Inc. was held on September 22, 2010.
(b)	All director nominees were elected.
(c)	The following is a tabulation of the voting for the election of Directors:

ELECTION OF DIRECTORS

Names	Votes For	Votes Withheld

John S. Stein, III	8,958,870	5,319
Edward R. Pascoe	8,960,427	3,762
John P. McKleroy, Jr.	8,444,601	519,588
Paul R. Bates	8,446,902	517,287
John S.P. Samford	8,958,588	5,601
J. Wallace Nall, Jr.	8,434,237	529,952
F. Wayne Pate	8,434,511	529,678
Joann F. Bashinsky	8,433,799	530,390
William B. Morton, Jr.	8,963,270	919
David A. Jones	8,443,924	520,265
Mark W. McCutcheon	8,448,328	515,861

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

10.24
A Form of Indemnity Agreement to be executed by and between Golden Enterprises, Inc. and the following directors: Mark W. McCutcheon, Joann F. Bashinsky, John S. Stein, III, William B. Morton, Jr., Paul R. Bates and David A. Jones.

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: January 13, 2011	/s/Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated: January 13, 2011	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)