Form 10-Q
period 2011-03-04
GOLDEN ENTERPRISES INC
filed 2011-04-14
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly (fourteen and forty weeks) period ended March 4, 2011

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
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2011.

Outstanding at
Class	March 31, 2011
Common Stock, Par Value $0.66 2/3	11,734,632

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 4,	May 28,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$458,269	$1,443,801
Receivables, net	9,764,095	9,534,542
Inventories:
Raw materials and supplies	1,363,771	1,580,379
Finished goods	3,407,243	3,320,286
	4,771,014	4,900,665

Prepaid expenses	2,187,561	1,573,253
Deferred income taxes	580,154	580,154
Total current assets	17,761,093	18,032,415

Property, plant and equipment, net	24,271,628	22,279,624
Other assets	2,299,169	2,431,321

Total	$44,331,890	$42,743,360

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$698,590	$1,083,512
Accounts payable	7,561,271	6,137,412
Accrued income taxes	14,552	238,031
Current portion of long-term debt	361,324	350,304
Other accrued expenses	4,188,086	4,465,977
Salary continuation plan	164,353	154,812
Line of credit outstanding	2,266,431	1,781,996

Total current liabilities	15,254,607	14,212,044

LONG-TERM LIABILITIES
Notes payable - bank, non-current	3,207,240	3,479,879
Salary continuation plan	1,236,841	1,317,251
Deferred income taxes	1,586,833	1,586,833

Total long-term liabilities	6,030,914	6,383,963

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	18,254,979	17,319,003
	33,972,128	33,036,152
Less: Cost of common shares in treasury (2,094,161 shares at March 4, 2011
and 2,082,161 shares at May 28, 2010)	(10,925,759)	(10,888,799)

Total stockholder's equity	23,046,369	22,147,353

Total	$44,331,890	$42,743,360

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Fourteen	Thirteen	Forty	Thirty-Nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	March 4, 2011	February 26, 2010	March 4, 2011	February 26, 2010

Net sales	$34,085,864	$31,348,255	$96,952,341	$95,392,485
Cost of sales	18,093,815	16,081,587	50,186,487	49,217,690
Gross margin	15,992,049	15,266,668	46,765,854	46,174,795

Selling, general and administrative expenses	15,276,576	13,758,294	43,424,267	41,955,461
Operating income	715,473	1,508,374	3,341,587	4,219,334

Other (expenses) income:
Gain on sale of assets	8,157	145,172	59,942	189,477
Interest expense	(84,530)	(94,238)	(280,127)	(231,244)
Other income	30,868	59,221	154,525	118,206
Total other (expenses) income	(45,505)	110,155	(65,660)	76,439

Income before income taxes	669,968	1,618,529	3,275,927	4,295,773
Income taxes	254,993	604,297	1,239,152	1,557,649
Net income	$414,975	$1,014,232	$2,036,775	$2,738,124

PER SHARE OF COMMON STOCK
Basic earnings	$0.03	$0.08	$0.17	$0.23
Diluted earnings	$0.03	$0.08	$0.17	$0.23

Weighted average number of common
stock share outstanding:
Basic	11,734,632	11,746,632	11,736,303	11,746,632
Diluted	11,734,632	11,746,632	11,736,303	11,746,632

Cash dividends paid per share of
common stock	$0.0313	$0.0313	$0.0938	$0.0938

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Forty	Thirty-Nine
	Weeks Ended	Weeks Ended
	March 4, 2011	February 26, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$96,722,788	$95,082,923
Miscellaneous income	154,525	118,206
Cash paid to suppliers and employees	(46,703,613)	(45,745,849)
Cash paid for operating expenses	(43,830,642)	(42,661,970)
Income taxes paid	(1,462,631)	(1,125,930)
Interest expenses paid	(280,127)	(231,244)
Net cash provided by operating activities	4,600,300	5,436,136

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(4,363,502)	(8,095,255)
Proceeds from sale of property, plant and equipment	77,535	227,938
Net cash used in investing activities	(4,285,967)	(7,867,317)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	26,765,492	16,828,882
Debt repayments	(26,542,676)	(14,287,520)
Change in checks outstanding in excess of bank
balances	(384,922)	366,454
Cash dividends paid	(1,100,799)	(1,102,193)
Purchases of treasury shares	(36,960)	-
Net cash (used in) provided by financing activities	(1,299,865)	1,805,623

Net change in cash and cash equivalents	(985,532)	(625,558)
Cash and cash equivalents at beginning of period	1,443,801	1,178,060
Cash and cash equivalents at end of period	$458,269	$552,502

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
FOR THE FORTY WEEKS ENDED MARCH 4, 2011 AND THIRTY-NINE WEEKS ENDED FEBRUARY 26, 2010

	Forty	Thirty-Nine
	Weeks Ended	Weeks Ended
	March 4, 2011	February 26, 2010

Net Income	$2,036,775	$2,738,124
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,353,905	1,805,894
Gain on sale of property and equipment	(59,942)	(189,477)

Changes in operating assets and liabilities:
Change in receivables - net	(229,553)	(309,562)
Change in inventories	129,651	453,202
Change in prepaid expenses	(614,308)	(375,341)
Change in other assets	132,152	64,687
Change in accounts payable	1,423,859	1,729,922
Change in accrued expenses	(277,891)	(847,169)
Change in salary continuation	(70,869)	(65,863)
Change in accrued income taxes	(223,479)	431,719

Net cash provided by operating activities	$4,600,300	$5,436,136

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

2.	The consolidated results of operations for the forty weeks ended March 4, 2011 are not necessarily indicative of the results to be expected for the fifty-three week fiscal year ending June 03, 2011.

3.	The following tables summarize the prepaid assets accounts at March 4, 2011 and May 28, 2010.

	March 4, 2011	May 28, 2010

Truck shop supplies	$653,398	$670,278
Insurance deposit	138,959	138,959
Slotting fees	231,285	179,579
Deferred advertising fees	294,046	-
Prepaid insurance	330,863	210,528
Prepaid taxes/licenses	193,602	220,127
Prepaid dues/supplies	302,451	114,723
Other	42,957	39,059

	$2,187,561	$1,573,253

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

6.
The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the forty weeks ended March 4, 2011 and thirty-nine weeks ended February 26, 2010:

	Forty	Thirty-Nine
	Weeks Ended	Weeks Ended
	March 4, 2011	February 26, 2010

Weighted average number of common shares used in computing basic	11,736,303	11,746,632
earnings per share
Effect of dilutive stock options	0	0

Weighted average number of common shares and dilutive potential
common stock used in computing dilutive earnings per share	11,736,303	11,746,632

Stock options excluded from the above reconciliation because they are
anti-dilutive	329,000	329,000

7.
The Company has a letter of credit in the amount of $2,000,000 outstanding at March 4, 2011 compared to $2,057,014 at May 28, 2010. The letter of credit supports the Company’s commercial self-insurance program.

8.
The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3 million. During the quarter ended 11/27/2009, this line of credit was renewed and the limit was increased from $2 million to $3 million.  The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the advance application. The Company’s line-of-credit debt as of March 4, 2011 was $2,266,431 with an interest rate of 4.00%, leaving the Company with $733,569 of credit availability. The Company’s line-of-credit debt as of May 28, 2010 was $1,781,996 with an interest rate of 4.00%, leaving the Company with $1,218,004 of credit availability.

9.
The Company has a note payable with a balance of $3.6 million as of March 4, 2011.  The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility.  In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4.0 million.  The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

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

11.	The 401(k) Salary Reduction Plan was amended effective September 1, 2010 as follows:

The name of Golden Flake Snack Foods, Inc. 401(k) Salary Reduction Plan changed to Golden Flake Snack Foods, Inc. 401(k) Retirement Savings Plan (the “Plan”).  On August 31, 2010, the Golden Flake Snack Foods, Inc. Amended and Restated Employee Stock Ownership Plan and Trust (ESOP) merged into the Plan.  The ESOP Plan merged into Golden Flake Snack Foods, Inc. 401(k) Retirement Savings Plan and will no longer accept any new contributions.  All assets were fully vested in the ESOP.  Immediately after the merger each participant in the ESOP had their account balances in the ESOP prior to the merger added to their account balances in the Plan.  Years of service accrued through August 31, 2010, under the Golden Flake Snack Foods, Inc. Amended and Restated Employee Stock Ownership Plan and Trust were recognized under the Golden Flake Snack Foods, Inc. 401(k) Retirement Savings Plan.

Additionally, the Plan’s trustee was changed from New York Life Trust Company to State Street Bank and Trust Company effective September 1, 2010.

Lastly, the Company appointed Diversified Investment Advisors to provide recordkeeping and general administrative services for the Plan, effective September 1, 2010.

12.	The Amended and Restated Employee Stock Ownership Plan (“ESOP”) was amended effective September 1, 2010 as follows:

The ESOP Plan merged into the Plan on August 31, 2010.  The ESOP Plan will no longer accept any new contributions and all account balances became fully vested upon such merger.  Immediately after the merger, each participant in the ESOP had their account balances in the ESOP prior to the merger added to their account balances in the Plan.     Years of service accrued through August 31, 2010 under the Plan will be recognized under the Plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of March 4, 2011, and the related condensed consolidated statements of income for the fourteen week and forty week periods and thirteen and thirty-nine week periods ended March 4, 2011 and February 26, 2010, and the related condensed statements of cash flows for the forty and thirty-nine week periods ending March 4, 2011 and February 26, 2010.  These financial statements are the responsibility of the Company’s management.

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
April 7, 2011

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

Liquidity and Capital Resources

At March 4, 2011 and May 28, 2010, working capital was $2,506,486 and $3,820,371, respectively.

The Company did not purchase shares of treasury stock this quarter.  The Company’s current ratio was 1.16 to 1.00 at March 4, 2011 compared to 1.27 to 1.00 at May 28, 2010.

Accounts Receivable and Allowance for Doubtful Accounts

At March 4, 2011 and May 28, 2010 the Company had accounts receivables in the amount of $9,764,095 and $9,534,542, net of an allowance for doubtful accounts of $70,000 and $76,790, respectively.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the fourteen weeks ended March 4, 2011, net sales increased 8.7% from the thirteen weeks ended February 26, 2010. This year’s period included fourteen weeks of snack food sales and costs.  Without the extra week, total revenues would have been up 1.7%.  This year’s fourteen weeks cost of sales was 53.1% of net sales compared to 51.3% for the thirteen weeks ended February 26, 2010, and selling, general and administrative expenses were 44.8% of net sales for the fourteen weeks ended March 4, 2011 and 43.9% for the 13 weeks ended February 26, 2010.

For the year-to-date net sales increased 1.6% in this year’s forty week period from last year’s thirty-nine week period.  Cost of sales was 51.8% of net sales compared to 51.6% last year.  Selling, general and administrative expenses were 44.8% of net sales this year, and 44.0% last year.

The following tables compare manufactured products to resale products:

	Fourteen Weeks Ended		Thirteen Weeks Ended
	March 4, 2011		February 26, 2010
Sales		%		%
Manufactured Products	$26,030,081	76.4%	$24,628,048	78.6%
Resale Products	8,055,783	23.6%	6,720,207	21.4%
Total	$34,085,864	100.0%	$31,348,255	100.0%

Gross Margin		%		%
Manufactured Products	$13,198,994	50.7%	$12,897,151	52.4%
Resale Products	2,793,055	34.7%	2,369,517	35.3%
Total	$15,992,049	46.9%	$15,266,668	48.7%

	Forty Weeks Ended		Thirty-Nine Weeks Ended
	March 4, 2011		February 26, 2010
Sales		%		%
Manufactured Products	$74,764,974	77.1%	$75,346,269	79.0%
Resale Products	22,187,367	22.9%	20,046,216	21.0%
Total	$96,952,341	100.0%	$95,392,485	100.0%

Gross Margin		%		%
Manufactured Products	$38,946,545	52.1%	$38,977,965	51.7%
Resale Products	7,819,309	35.2%	7,196,830	35.9%
Total	$46,765,854	48.2%	$46,174,795	48.4%

The Company’s gain on sale of assets for the fourteen weeks ended March 4, 2011 in the amount of $8,157 was from the sale of used transportation equipment.

For last year’s thirteen weeks, the gain on sale of assets was $145,172 from the (i) sale of used transportation equipment for $9,034 and (ii) from the sale of warehouse property at Jacksonville, Florida for $136,138.

The Company’s effective tax rate for the fourteen weeks ended March 4, 2011 was 38.1% compared to 37.3% for the thirteen weeks ended February 26, 2010 and 37.8% for the forty weeks ended March 4, 2011 and 36.3% for the thirty-nine weeks ended February 26, 2010.

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

Subsequent Event

In the fourth quarter, the Company will begin implementing an Enterprise Resource Planning (“ERP”) software system that will provide greater efficiencies. An ERP system is an integrated information system that serves all departments within the Company.  It includes software for manufacturing, order entry, accounts receivable, accounts payable, general ledger, purchasing, transportation and human resources.  The new system will reduce manual processes and provide better monitoring of all manufacturing and delivery costs.  The project is expected to be completed in the next 12 months.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s third fiscal quarter ended March 4, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

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

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended March 4, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 27 to December 31	-0-	-0-	-0-	-0-
January 01 to February 04	-0-	-0-	-0-	-0-
February 05 to March 04	-0-	-0-	-0-	-0-
Total Third Quarter	-0-	-0-	-0-	-0-

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

10.24
A Form of Indemnity Agreement to be executed by and between Golden Enterprises, Inc. and the following directors: Mark W. McCutcheon, Joann F. Bashinsky, John S. Stein, III, William B. Morton, Jr., Paul R. Bates and David A. Jones (incorporated by reference to Exhibit 10.24 to Golden Enterprises, Inc. January 13, 2011 Form 10-Q filed with the Commission).

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: April 14, 2011	/s/	Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated: April 14, 2011	/s/	Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)