Form 10-K
period 2011-06-03
GOLDEN ENTERPRISES INC
filed 2011-08-23
CIK 42228

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 3, 2011
OR
(  )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
Commission File No. 0-4339

GOLDEN ENTERPRISES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	63-0250005
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Golden Flake Drive
Birmingham, Alabama 35205
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number including area code:  (205) 458-7316

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title Of Class	Name of exchange on which registered
Common Stock, Par Value $0.66 2/3	NASDAQ Stock Market, LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes (  )       No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes (  )   No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)   No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes (  ) No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).  (Check One)
Large accelerated filer (  )   Accelerated filer (  )   Non-accelerated filer (  )   Smaller reporting company(X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )    No (X)

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 26, 2010.    Common Stock, Par Value $0.66 2/3 --$20,602,162

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of July 29, 2011.
Class	Outstanding at July 29, 2011
Common Stock, Par Value $0.66 2/3	11,734,632 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 22, 2011 are incorporated by reference into Part III.

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT –2011
GOLDEN ENTERPRISES, INC.

PART I

ITEM 1. – DESCRIPTION OF BUSINESS

Golden Enterprises, Inc. (the “Company”) is a holding company which owns all of the issued and outstanding capital stock of Golden Flake Snack Foods, Inc., a wholly-owned operating subsidiary company (“Golden Flake”).

The Company was originally organized under the laws of the State of Alabama as Magic City Food Products, Inc. on June 11, 1946.  On March 11, 1958, it adopted the name Golden Flake, Inc.   The Company was reorganized December 31, 1967 as a Delaware corporation without changing any of its assets, liabilities, or business.  On January 1, 1977, the Company, which had been engaged in the business of manufacturing and distributing potato chips, fried pork skins, cheese curls, and other snack foods, spun off its operating division into a separate Delaware corporation known as Golden Flake Snack Foods, Inc. and adopted its present name of Golden Enterprises, Inc.

The Company owns all of the issued and outstanding capital stock of Golden Flake Snack Foods, Inc.

Golden Flake Snack Foods, Inc.

General

Golden Flake Snack Foods, Inc. (“Golden Flake”) is a Delaware corporation with its principal place of business and home office located at One Golden Flake Drive, Birmingham, Alabama.  Golden Flake has been a premiere producer, marketer, and distributor of snack products in the Southeastern United States since 1923.  The Company manufactures and distributes a full line of high quality salted snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings, and puff corn.  Golden Flake also sells canned dips, pretzels, peanut butter crackers, cheese crackers, dried meat products, and nuts packaged by other manufacturers using the Golden Flake label.

Raw Materials

Golden Flake purchases raw materials used in manufacturing and processing its snack food products from various sources.  A large part of the raw materials used by Golden Flake consists of farm commodities, most notably corn, potatoes and pork skin pellets, which are subject to precipitous change in supply and price.  Weather varies from season to season and directly affects both the quality and quantity of supply available.  Golden Flake has no control over the agricultural aspects and its profits are affected accordingly.  The Company also purchases flexible bags or other suitable wrapping material for the storage, shipment, and presentation of the finished product to our customers.

Distribution

Golden Flake sells its products through its own sales organization and independent distributors to commercial establishments which sell food products in Alabama, Tennessee, Georgia, Mississippi, Louisiana, Kentucky, and South Carolina as well as parts of Florida, North Carolina, Arkansas, Missouri, Oklahoma, Virginia, Indiana, and Texas.  The Golden Flake brand is well-known throughout the Southeast.  The products are distributed to its customers by either company transportation or commercial carrier out of the Birmingham and Ocala plants.

Golden Flake’s products are distributed to a wide variety of grocery store chains, discount stores, convenience stores, restaurants, and other outlets located in our marketing area. No single customer accounts for more than 10% of its total sales.

Competition

The snack foods business is highly competitive.  In the area in which Golden Flake operates, many companies engage in the production and distribution of food products similar to those produced and sold by Golden Flake.  Most, if not all, of Golden Flake’s products are in direct competition with similar products of several local and regional companies and at least one national company, the Frito Lay Division of Pepsi Co., Inc., many of which are larger in terms of capital and sales volume than is Golden Flake.  Golden Flake’s marketing thrust is aimed at selling the highest quality product possible and giving good service to its customers, while being competitive with its prices.  Golden Flake constantly tests the quality of its products for comparison with other similar products of competitors and maintains tight quality controls over its products.  The Company believes that one of its major advantages is the Golden Flake brand, which has been developed and enhanced throughout the history of the company and is now well known within the geographic area served by the Company.  The Company continues to promote the Golden Flake brand through sponsorship agreements, billboard campaigns, advertising, and other efforts.

Employees

As of July 1, 2011, Golden Flake employed approximately 793 employees.  Of these employees, 767 were full-time, while 26 were part-time.  Approximately 451 employees are involved in route sales and sales supervision, approximately 205 are in production, and approximately 137 are management and administrative personnel.

Golden Flake believes that the performance and loyalty of its employees are two of the most important factors in the growth and profitability of its business.  Since labor costs represent a significant portion of Golden Flake’s expenses, employee productivity is important to profitability.  The Company’s employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.  Golden Flake considers all of its employees to be a part of the “Golden Flake Family”.

SEC Filings

Under “SEC Filings” on the “Financial” page of the Company’s website located at www.goldenflake.com, links to the following filings are made available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”)”:  the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A related to the Company’s Annual Shareholders Meeting, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

Environmental Matters

In November 2009, Golden Flake completed the construction on a water treatment plant as an environmentally-friendly way to dispose of process water at the Birmingham plant.  The project has allowed the Company to release this water into a neighboring creek which has improved the flow of water in the creek and has positively impacted the environment in the area surrounding the plant.  This project has also helped to reduce expenses associated with sewer charges by the elimination of the disposal of process water through the public sewer system.

Significant Events

The Company has recently achieved SQF (Safe Quality Food) Certification.  This certification by the Safe Quality Food Institute provides third party assurance that the Company is meeting the highest industry standards for the delivery of safe quality food to the consumer throughout the food production, storage, and delivery processes.  SQF certification is a high level of assurance that has been developed in response to the Global Food Safety Initiative and the Food Safety Modernization Act.

Executive Officers of Registrant
And It’s Subsidiary

Name and Age	Position and Offices with Management

Mark W. McCutcheon, 56
Mr. McCutcheon is Chairman of the Board, Chief Executive Officer and President of the Company and President of Golden Flake Snack Foods, Inc.  He was elected Chairman of the Board on July 22, 2010, President and Chief Executive Officer of the Company on April 4, 2001 and President of Golden Flake on November 1, 1998.  He has been employed by Golden Flake since 1980.  Mr. McCutcheon is elected to his positions on an annual basis and his present terms of office will expire on June 1, 2012.

Patty Townsend, 53
Ms. Townsend is Chief Financial Officer, Vice President and Secretary of the Company. She was initially elected Chief Financial Officer, Vice-President and Secretary of the Company on March 1, 2004.  She has been employed with the Company since 1988.  Ms. Townsend is elected to her positions on an annual basis, and her present term of office will expire on June 1, 2012.

Paul R. Bates, 57
Mr. Bates is Executive, Vice-President of Sales, Marketing and Transportation for Golden Flake.  He has held these positions since October 26, 1998.  Mr. Bates was Vice-President of Sales from October 1, 1994 to 1998.  Mr. Bates has been employed by Golden Flake since March 1979.  Mr. Bates is elected to his positions on an annual basis, and his present term of office will expire on June 1 2012.

David A. Jones, 59
Mr. Jones is Executive Vice-President of Operations, Human Resources and Quality Control for Golden Flake.  He has held these positions since May 20, 2002.  Mr. Jones was Vice-President of Manufacturing from 1998 to 2002 and Vice-President of Operations from 2000 to 2002.  Mr. Jones has been employed by Golden Flake since 1984.  Mr. Jones is elected to his positions on an annual basis, and his present term of office will expire on June 1, 2012.

ITEM 1A. – RISK FACTORS

Important factors that could cause the Company’s actual business results, performance, or achievements to differ materially from any forward looking statements or other projections contained in this Annual Form 10-K Report include, but are not limited to the principal risk factors set forth below.  Additional risks and uncertainties, including risks not presently known to the Company, or that it currently deems immaterial, may also impair the Company’s business and or operations. If the events discussed in these risk factors occur, the Company’s business, financial condition, results of operations or cash flow could be adversely affected in a material way and the market value of the Company’s common stock could decline.

Competition

Price competition and consolidation within the Snack Food industry could adversely impact the Company’s performance.  The Company’s business requires significant marketing and sales effort to compete with larger companies.  These larger competitors sell a significant portion of their products through discounting and other price cutting techniques.  This intense competition increases the possibility that the Company could lose one or more customers, lose market share and/or be forced to increase discounts, and reduce pricing, any of which could have an adverse impact on the Company’s business, financial condition, results of operation, and/or cash flow.

Commodity and Energy Cost Fluctuations

Significant commodity price fluctuations for certain commodities purchased by the Company, particularly potatoes, could have a material impact on results of operations.  In an attempt to manage commodity price risk, the Company, in the normal course of business, enters into contracts to purchase pre-established quantities of various types of raw materials, at contracted prices based on expected short term needs.  The Company can also be adversely impacted by changes in the cost of natural gas and other fuel costs.  Long term increases in the cost of natural gas and fuel costs could adversely impact the Company’s cost of sales and selling, marketing, and delivery expenses.

There are other risks and factors not described above that could also cause actual results to differ materially from those in any forward looking statement made by the Company.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. – PROPERTIES

The headquarters of the Company are located at One Golden Flake Drive, Birmingham, Alabama 35205.  The properties of Golden Flake are described below.

Manufacturing Plants and Office Headquarters

The main plant and office headquarters of Golden Flake are located at One Golden Flake Drive, Birmingham, Alabama, and are situated on approximately 40 acres of land.  This facility consists of three buildings which have a total of approximately 300,000 square feet of floor area.  The plant manufactures a full line of Golden Flake products.  Golden Flake also has a garage and vehicle maintenance service center from which it services, maintains, repairs, and rebuilds its fleet and delivery trucks in Birmingham.

Golden Flake also has a manufacturing plant in Ocala, Florida.  This plant was placed in service in November 1984.  The plant consists of approximately 100,000 square feet of floor area and is located on a 28-acre site on Silver Springs Boulevard.  The Company manufactures tortilla chips and potato chips from this facility.

Management believes that our Company’s facilities for the production of our products are suitable and adequate, that they are being appropriately utilized in line with past experience, and that they have sufficient production capacity for their present intended purposes.  The extent of utilization of such facilities varies based upon seasonal demand for our products.  It is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities.  However, management believes that additional production can be obtained at the existing facilities by adding personnel and capital equipment and, at some facilities, by adding shifts of personnel or expanding the facilities.  We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

The manufacturing plant and office headquarters are owned by Golden Flake.

Distribution Warehouses

Golden Flake owns central branch warehouses in Birmingham, Montgomery, Midfield, Demopolis, Fort Payne, Muscle Shoals, Huntsville, Phoenix City, Tuscaloosa, Mobile, Dothan, and Oxford, Alabama; Gulfport and Jackson, Mississippi; Knoxville and Memphis, Tennessee; Decatur and Macon, Georgia; Panama City, Tallahassee, and Pensacola, Florida; and New Orleans, Louisiana.  The warehouses vary in size from 2,400 to 8,000 square feet.  All central branch warehouses are owned free and clear of any debts.  The Company also rents satellite warehouse branches throughout its distribution area.

ITEM 3. – LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company or its subsidiary other than ordinary routine litigation incidental to the business of the Company and its subsidiary.

ITEM 4. - SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Golden Enterprises, Inc. and Subsidiary

Market and Dividend Information

The Company’s common stock is traded under the symbol GLDC and transactions are reported through the National Association of Securities Dealers Automated Quotation (NASDAQ) Over The Counter (OTC) System.  The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended June 3, 2011 and May 28, 2010 and the amount of dividends paid per share in each quarter.  The Company currently expects that comparable regular cash dividends will be paid in the future.

	Market Price
			Dividend
Quarter Year Ended 2011	High Price	Low Price	Paid Per share
First quarter (13 weeks ended August 27, 2010)	$3.42	$2.88	$.0313
Second quarter (13 weeks ended November 26, 2010)	3.93	3.07	.0313
Third quarter (14 weeks ended March 4, 2011)	3.50	2.97	.0313
Fourth quarter (13 weeks ended June 3, 2011)	3.48	2.91	.0313

			Dividend
Quarter Year Ended 2010	High Price	Low Price	Paid Per share
First quarter (13 weeks ended August 28, 2009)	$2.95	$2.02	$.0313
Second quarter (13 weeks ended November 27, 2009)	3.93	2.51	.0313
Third quarter (13 weeks ended February 26, 2010)	3.80	3.12	.0313
Fourth quarter (13 weeks ended May 28, 2010)	3.79	2.97	.0313

As of July 29, 2011, there were approximately 975 shareholders of record.

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides Equity Compensation Plan information under which equity securities of the Registrant are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of out- standing options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) (c)
Equity compensation plans approved by security holders	329,000	$3.81	0
Equity compensation plans not approved by security holders	0	0	0
Total	329,000	$3.81	0

No securities remain under this plan for future awards.

Issuer Purchases of Equity Securities

The Company purchased 12,000 shares of its common stock during the fiscal year ended June 3, 2011.

ITEM 6. – SELECTED FINANCIAL DATA

Not required due to Smaller Reporting Company status.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion provides an assessment of the Company’s financial condition, results of operations, liquidity, and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes.

Overview

The Company manufactures and distributes a full line of snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings, and puff corn.  The products are all packaged in flexible bags or other suitable wrapping material.  The Company also sells canned dips, pretzels, peanut butter crackers, cheese crackers, dried meat products, and nuts packaged by other manufacturers using the Golden Flake label.

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

The Company sells its products through its own sales organization to commercial establishments that sell food products primarily in the Southeastern United States and independent distributors.  The products are distributed through the independent distributors and route representatives who are supplied with selling inventory by the Company’s trucking fleet.  All of the route representatives are employees of the Company and use the Company’s direct-store delivery system.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, the preparation of which in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the consolidated financial statements.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due considerations to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below.  However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.  Other accounting policies and estimates are detailed in Note 1 of the Notes To Consolidated Financial Statements in this 10-K.

Revenue Recognition

The Company recognizes sales and related costs upon delivery or shipment of products to its customers, including independent distributors.  Sales are reduced by returns from and allowances to customers.

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized.  Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations.  The amount of the allowance for doubtful accounts is based on management’s estimate of the accounts receivable amount that is uncollectible.  The Company records a general reserve based on analysis of historical data.  In addition, the Company records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer.  The allowance for bad debts is reviewed quarterly, and determined whether the amount should be changed.  Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company.  At June 3, 2011 and May 28, 2010, the Company had accounts receivables in the amount of $10,220,220 and $9,534,542, net of an allowance for doubtful accounts of $70,000 and $76,790, respectively.  The Company did not have any major customer write-offs this year that were not covered by credit insurance.

Inventories

Inventories are stated at the lower of cost or market.  Cost is computed on the first-in, first out method.

Accrued Expenses

Management estimates certain expenses in an effort to record those expenses in the period incurred. The Company’s significant estimates relate to insurance expenses. The Company is self-insured for certain casualty losses relating to automobile liability, general liability, workers’ compensation, property losses, and medical claims.  The Company also has stop loss coverage to limit the exposure arising from these claims.  Automobile liability, general liability, workers’ compensation, and property losses costs are covered by letters of credit with the company’s claim administrators.

The Company uses a third-party actuary to estimate the casualty insurance obligations on an annual basis.

In determining the ultimate loss and reserve requirements, the third-party uses various actuarial assumptions including compensation trends, health care cost trends, and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors.

The actuarial calculation includes a factor to account for changes in inflation, health care costs, compensation and litigation cost trends, as well as estimated future incurred claims.  This year, the Company utilized a 50% confidence level for estimating the ultimate outstanding casualty liability based on the actuarial report.  Approximately 50% of each claim should be equal to or less than the ultimate liability recorded based on the historical trends experienced by the Company.  If the Company chose a 75% factor, the liability would have been increased by approximately $0.3 million.  If the Company chose a 90% factor, the liability would have increased by approximately $0.5 million.

This year the Company used a 4% investment rate to discount the estimated claims based on the historical payout pattern during 2011 and 2010.  A one percentage point change in the discount rate would have impacted the liability by approximately $39,000.

Actual ultimate losses could vary from those estimated by the third-party actuary.  The Company believes the reserves established are reasonable estimates of the ultimate liability based on historical trends.

As of June 3, 2011, the Company’s casualty reserve was $1,538,600 and at May 28, 2010 the casualty reserve was $1,615,492.

Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experienced for claims incurred but not yet reported.  Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

Other Commitments

The Company has a letter of credit in the amount of $2,000,000 outstanding at June 3, 2011 compared to $2,057,014 outstanding at May 28, 2010.  The letter of credit supports the Company’s commercial self-insurance program.

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3 million.  The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement with the bank.  In October 2010, the line-of-credit was renewed with no changes from the previous year.  The Company’s line-of-credit debt at June 3, 2011 was $1,777,567 with an interest rate of 4.00%, leaving the Company with $1,222,433 of credit availability.  The Company’s line-of-credit debt as of May 28, 2010 was $1,781,996 with an interest rate of 4.00%, which left the Company with $1,218,004 of credit availability.

The Company’s current ratio (current assets divided by current liabilities) was 1.49 to 1.00 and 1.27 to 1.00 at June 3, 2011 and May 28, 2010, respectively.

Available cash, cash from operations, and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

Net sales increased by 2.0% in fiscal year 2011 and 5.1% in fiscal year 2010.

Cost of sales as a percentage of net sales amounted to 51.5% and 51.3% in 2011 and 2010, respectively.

Selling, general and administrative expenses were 44.6% of net sales in 2011 and 44.0% of net sales in 2010.

Operating income for the fiscal year decreased 12.9% compared to last fiscal year.

The Company’s effective tax rates for 2011 and 2010 were 41.0% and 38.3%, respectively.  Note 6 to the Consolidated Financial Statements provides additional information about the provision for income taxes.

The following tables compare manufactured products to resale products for the fiscal years ended June 3, 2011 and May 28, 2010:

	2011		2010

Sales		%		%
Manufactured Products	$101,290,070	77.3%	$101,443,335	79.0%
Resale Products	29,757,780	22.7%	26,998,122	21.0%
Total	$131,047,850	100.0%	$128,441,457	100.0%

Gross Margin		%		%
Manufactured Products	$52,953,044	52.3%	$52,842,886	52.1%
Resale Products	10,665,140	35.8%	9,644,790	35.7%
Total	$63,618,184	48.5%	$62,487,676	48.7%

Liquidity and Capital Resources

Working capital was $7,023,694 and $3,820,371 at June 3, 2011 and May 28, 2010, respectively.  Net cash provided by operations amounted to $5,754,535 and $8,807,907 in fiscal years June 3, 2011 and May 28, 2010, respectively. During 2011, the principal source of liquidity for the Company’s operating needs was provided from operating activities, credit facilities, and cash on hand.

Additions to property, plant and equipment are expected to be about $3,600,000 in 2012.

Cash dividends of $1,467,507 and $1,469,582 were paid in 2011 and 2010, respectively.

Cash of $36,960 was used to purchase 12,000 shares of treasury stock in fiscal 2011 while the Company did not purchase any shares of treasury stock in fiscal 2010.

During fiscal 2011, the Company’s debt proceeds net of re-paid debt was $2,575,162 versus $1,414,583 during fiscal 2010.

Market Risk

The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on its cash equivalents and bank loans, fuel costs, and commodity prices affecting the cost of its raw materials.

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

Inflation

Certain costs and expenses of the Company are affected by inflation. The Company’s prices for its products over the past several fiscal years have remained relatively flat. The Company plans to contend with the effect of further inflation through efficient purchasing, improved manufacturing methods, pricing, and by monitoring and controlling expenses.

Higher fuel and commodity costs continue to be a challenge.

Environmental Matters

Golden Flake’s waste water treatment plant is an environmentally-friendly way to dispose of process water at the Birmingham plant.  The treatment plant has allowed Golden Flake to release the processing water into a neighboring creek which has improved the flow of water in the creek and has positively impacted the environment in the area surrounding the plant.  The treatment plant has also helped to reduce expenses associated with sewer charges since this has replaced the previous system which disposed of the process water through the public sewer system.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from those forward-looking statements.  Factors that may cause actual results to differ materially include price competition, industry consolidation, raw material costs, fuel costs, and effectiveness of sales and marketing activities, as described in this 10-K. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date which they are made.

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

ITEM 7 A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as Company is a Smaller Reporting Company.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiary for the year ended June 3, 2011, consisting of the following, are contained herein:

Consolidated Balance Sheets	- As of June 3, 2011 and May 28, 2010
Consolidated Statements of Income	- Fiscal years ended 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity	- Fiscal years ended 2011 and 2010
Consolidated Statements of Cash Flows	- Fiscal years ended 2011 and 2010
Notes to Consolidated Financial Statements	- Fiscal years ended 2011 and 2010

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of June 3, 2011 and May 28, 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed at Item 15(a) Schedule II.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of June 3, 2011 and May 28, 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of Golden Enterprises, Inc. and subsidiary’s internal control over financial reporting as of June 3, 2011 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama
August 4, 2011

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As Of June 3, 2011 and May 28, 2010

ASSETS

	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$2,721,638	$1,443,801

Receivables:
Trade accounts	9,881,352	9,363,389
Other	408,868	247,943
	10,290,220	9,611,332
Less: Allowance for doubtful accounts	70,000	76,790
	10,220,220	9,534,542

Inventories:
Raw materials	1,596,731	1,580,379
Finished goods	3,398,898	3,320,286

	4,995,629	4,900,665

Prepaid expenses	1,803,827	1,573,253
Accrued income taxes	865,467	-
Deferred income taxes	633,370	580,154
Total current assets	21,240,151	18,032,415

PROPERTY, PLANT AND EQUIPMENT
Land	2,793,593	2,793,593
Buildings	18,305,416	16,906,669
Machinery and equipment	56,296,395	52,356,462
Transportation equipment	7,372,367	8,075,670
	84,767,771	80,132,394
Less: Accumulated depreciation	60,121,353	57,852,770

	24,646,418	22,279,624
OTHER ASSETS
Cash surrender value of life insurance	934,844	1,299,084
Other	1,299,493	1,132,237

Total other assets	2,234,337	2,431,321

TOTAL	$48,120,906	$42,743,360

See Accompanying Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

	2011	2010

CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$998,386	$1,083,512
Accounts payable	6,323,448	6,137,412
Accrued income taxes	-	238,031
Current portion of long-term debt	344,791	350,304
Line of credit outstanding	1,777,567	1,781,996
Other accrued expenses	4,604,603	4,465,977
Salary continuation plan	167,662	154,812

Total current liabilities	14,216,457	14,212,044

LONG-TERM LIABILITIES
Note payable-bank, non-current	6,064,983	3,479,879
Salary continuation plan	1,211,895	1,317,251
Deferred income taxes	2,969,917	1,586,833

Total long-term liabilities	10,246,795	6,383,963

STOCKHOLDERS' EQUITY
Common stock - $.66 2/3 par value:
Authorized 35,000,000 shares;
issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	18,866,264	17,319,003
Treasury shares -at cost (2,094,161 shares in 2011 and 2,082,161 shares in 2010)	(10,925,759)	(10,888,799)

Total stockholders' equity	23,657,654	22,147,353

TOTAL	$48,120,906	$42,743,360

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

	2011	2010

Net sales	$131,047,850	$128,441,457
Cost of sales	67,429,666	65,953,781
Gross margin	63,618,184	62,487,676

Selling, general and administrative expenses	58,402,401	56,499,554

Operating income	5,215,783	5,988,122

Other (expenses) income:
Gain on sale of assets	79,483	829,618
Interest expense	(371,584)	(359,605)
Other income	185,585	365,319

Total other (expenses) income	(106,516)	835,332

Income before income taxes	5,109,267	6,823,454

Provision for income taxes	2,094,499	2,614,416

Net income	$3,014,768	$4,209,038

PER SHARE OF COMMON STOCK
Basic earnings	$0.26	$0.36
Diluted earnings	$0.26	$0.36

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

		Additional			Total
	Common	Paid-in	Retained	Treasury	Stockholders'
	Stock	Capital	Earnings	Shares	Equity

Balance - May 29, 2009	$9,219,195	$6,497,954	$14,579,547	$(10,888,799)	$19,407,897

Net income - 2010	-	-	4,209,038	-	4,209,038
Cash dividends paid	-	-	(1,469,582)	-	(1,469,582)

Balance - May 28, 2010	9,219,195	6,497,954	17,319,003	(10,888,799)	22,147,353

Net income - 2011	-	-	3,014,768	-	3,014,768
Cash dividends paid			(1,467,507)		(1,467,507)
Treasury shares purchased	-	-	-	(36,960)	(36,960)

Balance - June 3, 2011	$9,219,195	$6,497,954	$18,866,264	$(10,925,759)	$23,657,654

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$130,362,172	$128,204,349
Interest income	4,439	7,425
Rental income	36,775	50,304
Other operating cash payments/receipts	144,371	307,590
Cash paid to suppliers and employees for cost of goods sold	(64,735,374)	(61,344,227)
Cash paid for suppliers and employees for selling, general and
administrative	(57,818,135)	(56,408,505)
Income taxes	(1,868,129)	(1,649,424)
Interest expense	(371,584)	(359,605)

Net cash provided by operating activities	5,754,535	8,807,907

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,559,183)	(9,449,381)
Proceeds from sale of property, plant and equipment	96,916	1,569,931

Net cash used in investing activities	(5,462,267)	(7,879,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt proceeds	38,903,745	20,467,497
Debt repayments	(36,328,583)	(19,052,913)
Change in checks outstanding in excess of bank
balances	(85,126)	(607,718)
Purchases of treasury shares	(36,960)	-
Cash dividends paid	(1,467,507)	(1,469,582)

Net cash provided by (used in) financing activities	985,569	(662,716)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	1,277,837	265,741

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	1,443,801	1,178,060

CASH AND CASH EQUIVALENTS AT
END OF YEAR	$2,721,638	$1,443,801

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

	2011	2010

Net income	$3,014,768	$4,209,038
Adjustment to reconcile net income to net cash provided
by operating activities:
Depreciation	3,174,956	2,485,679
Deferred income taxes	1,329,868	1,013,344
Gain on sale of property and equipment	(79,483)	(829,618)
Change in receivables-net	(685,678)	(237,108)
Change in inventories	(94,964)	111,487
Change in prepaid expenses	(230,574)	35,537
Change in cash surrender value of insurance	364,240	321,738
Change in other assets - other	(167,256)	(177,234)
Change in accounts payable	186,036	2,699,930
Change in accrued expenses	138,626	(691,346)
Change in salary continuation plan	(92,506)	(85,188)
Change in accrued income taxes	(1,103,498)	(48,352)

Net cash provided by operating activities	$5,754,535	$8,807,907

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Golden Enterprises, Inc. and subsidiary (“Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the snack foods industry.  The following is a description of the more significant accounting policies:

Nature of the Business
The Company manufactures and distributes a full line of snack items that are sold through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States.

Consolidation
The consolidated financial statements include the accounts of Golden Enterprises, Inc. and its wholly-owned subsidiary, Golden Flake Snack Foods, Inc..  All significant inter-company transactions and balances have been eliminated.

Revenue Recognition
The Company recognizes sales and related costs upon delivery or shipment of products to its customers.  Sales are reduced by returns and allowances to customers.

Accounts Receivable
The Company records accounts receivable at the time revenue is recognized.  Amounts for bad debt expense are recorded in selling, general and administrative expenses.  The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivables.  The Company records a general reserve based on analysis of historical data.  In addition, management records specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer.

Fiscal Year
The Company ends its fiscal year on the Friday closest to the last day in May.  The year ended June 3, 2011 included 53 weeks while the year ended May 28, 2010 included 52 weeks.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivables, accounts payable, and short-term debt approximate fair value.

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

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for renewals and betterments are capitalized and written off by depreciation and amortization charges.  Property retired or sold is removed from the asset and related accumulated depreciation accounts and any profit or loss resulting there from is reflected in the statements of operations.

Self-Insurance
The Company is self-insured for certain casualty losses relating to automobile liability, general liability, workers’ compensation, property losses, and medical claims.  The Company also has stop loss coverage to limit the exposure arising from these claims.  Automobile liability, general liability, workers’ compensation, and property losses costs are covered by letters of credit with the company’s claim administrators.

Due to the complexity of estimating the timing and amounts of insurance claims, the Company uses a third-party actuary to estimate the casualty insurance obligations on an annual basis.  In determining the ultimate loss and reserve requirements, the third-party uses various actuarial assumptions including compensation trends, health care cost trends, and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors. The actuarial calculation includes a factor to account for changes in inflation, health care costs, compensation, and litigation cost trends, as well as estimated future incurred claims.  Large fluctuations in claims can have a significant impact on selling, general and administrative expenses.

Advertising
The Company expenses advertising costs as incurred.  These costs are included in selling, general and administrative expenses.  Advertising expense amounted to $7,027,456 and $6,587,476 for the fiscal years 2011 and 2010, respectively.

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

Segment Information
The Company does not identify separate operating segments for management reporting purposes.  The results of operations are the basis on which management evaluates operations and makes business decisions.  The Company’s sales are generated primarily within the Southeastern United States.

Stock Options
The Company has granted stock options to management in previous years, though none were granted during fiscal years ended June 3, 2011 or May 28, 2010.  See Note 8 for further discussion of our stock option awards.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Year Ended June 3, 2011 and May 28, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Shipping and Handling Costs
Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company, are classified as selling, general and administrative expenses.  Shipping and handling costs amounted to $4,020,946 and $3,588,124 for the fiscal years 2011 and 2010, respectively.

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

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS No. 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS No. 159 is effective for our fiscal year beginning May 31, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events occurring subsequent to the date of the balance sheet, but before financial statements are issued.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

NOTE 2 – PREPAID EXPENSES

At June 3, 2011 and May 28, 2010, prepaid expenses consist of the following:

	2011	2010

Truck shop supplies	$657,788	$670,278
Insurance deposit	138,959	138,959
Prepaid marketplace spending	239,157	179,579
Prepaid insurance	168,712	210,528
Prepaid taxes and licenses	152,115	220,127
Prepaid dues and supplies	413,805	114,723
Other prepaid	33,291	39,059

	$1,803,827	$1,573,253

NOTE 3 – OTHER ACCRUED EXPENSES

At June 3, 2011 and May 28, 2010, other accrued expenses consist of the following:

	2011	2010
Accrued payroll	$402,986	$423,161
Self insurance liability	1,538,600	1,615,492
Accrued vacation	1,451,787	1,167,884
Other accrued expenses	1,211,230	1,259,440

	$4,604,603	$4,465,977

NOTE 4 - LINE OF CREDIT

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3 million.    The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement.  In October 2010, the line-of-credit was renewed with no changes from the previous year.  The Company’s line-of-credit debt at June 3, 2011 was $1,777,567 with an interest rate of 4.00%, leaving the Company with $1,222,433 of credit availability.  The Company’s line-of-credit debt as of May 28, 2010 was $1,781,996 with an interest rate of 4.00%, leaving the Company with $1,218,004 of credit availability.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

NOTE 5 – LONG-TERM LIABILITIES

Long-term debt at June 3, 2011 and May 28, 2010 consists of the following:

In March 2009, the Company established a construction line of credit with interest-only payments due through the end of the construction period at a fixed rate of 4.25%.  In September 2009, the loan converted to a 10-year, 4.25% fixed rate equipment note, payable in equal monthly installments based on the final amount drawn during the constrution period which was $4,000,000.  In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the implementation of a new Enterprise Resource Planning system.  At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the new amount of the loan.

	2011	2010
Total equipment note payable	$6,347,650	$3,755,619
Less: current portion	(331,883)	(337,864)
Total non current portion	$6,015,767	$3,417,755

In January 2010, the Company transferred an existing operating lease from one provider to another.  Included in the new lease agreement were 5 transport vehicles that were added as a capital lease.  The capital portion of the lease is for a term of 4 years at an annual interest rate of 3.69%.

	2011	2010
Total capital lease	$62,124	74,564
Less: current portion	(12,908)	(12,440)
Total non current portion	$49,216	$62,124

	2011	2010
Total note payable and capital lease	$6,409,774	$3,830,183
Less: current portion	(344,791)	(350,304)
Total non current portion	$6,064,983	$3,479,879

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

NOTE 5 – LONG-TERM LIABILITIES- CONTINUED

Other long-term obligations at June 3, 2011 and May 28, 2010 consist of the following:

	2011	2010
Salary continuation plan	$1,379,557	$1,472,063
Less: current portion	(167,662)	(154,812)
Total non current portion	$1,211,895	$1,317,251

The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives.   The Company recognized compensation expense of $62,307 and $57,761 for fiscal 2011 and 2010, respectively.

NOTE 6 – INCOME TAXES

At June 3, 2011 and May 28, 2010 the provision for income taxes consists of the following:

	2011	2010
Current:
Federal	$619,114	$1,419,112
State	145,517	181,960

	764,631	1,601,072

Deferred:
Federal	1,069,751	866,675
State	260,117	146,669

	1,329,868	1,013,344

Total	$2,094,499	$2,614,416

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

NOTE 6 – INCOME TAXES- CONTINUED

The effective tax rate for continuing operations differs from the expected tax using statutory rates.  A reconciliation between the expected tax and actual tax follows:

	2011	2010

Tax on income at statutory rates	$1,737,151	$2,319,974
(Decrease) increase resulting from:
State income taxes, less Federal income tax effect	95,293	120,094
Tax exempt interest	-	(1,187)
Other - net	262,055	175,535

Total	$2,094,499	$2,614,416

The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets
Salary continuation plan	$524,232	$559,384
Accrued vacation	551,679	443,796
Inventory capitalization	43,531	47,115
Allowance for doubtful accounts	26,600	29,180
Other accrued expenses	140,567	164,329

Gross deferred tax assets before valuation allowance	1,286,609	1,243,804
Less valuation allowance	-	-

Total deferred tax assets	1,286,609	1,243,804

Deferred tax liabilities
Property and equipment	3,532,277	2,182,243
Prepaid expenses	90,879	68,240
Total deferred tax liabilities	3,623,156	2,250,483

Net deferred tax liability	$2,336,547	$1,006,679

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

NOTE 7 – EMPLOYEE BENEFIT PLANS

The Company has a trusteed “Qualified Profit-Sharing Plan” that was amended and restated effective September 1, 2010, known as the Golden Flake Snack Foods, Inc. 401(k) Retirement Savings Plan (the “Plan”).  Prior to September 1, 2010, the Plan was named the Golden Flake Snack Foods, Inc. 401(k) Salary Reduction Plan.  The Plan’s trustee was changed from New York Life Trust Company to State Street Bank and Trust Company effective September 1, 2010.  Also, the Company appointed Diversified Investment Advisors to provide recordkeeping and general administrative services for the Plan effective September 1, 2010.

The Company’s contributions to the Plan are reviewed and approved by the Board of Directors.  For the year ended June 3, 2011, the Board approved an increase in the Company match from 20% of an employee’s eligible contributions to 25% of an employee’s eligible contributions.  Total plan contributions for the years ended June 3, 2011 and May 28, 2010 were $166,305 and $133,851, respectively.

The Company previously maintained a “Qualified Profit Sharing Plan” named the Golden Flake Snack Foods, Inc. Amended and Restated Employee Stock Ownership Plan and Trust (“ESOP”).  The ESOP merged into the Plan on August 31, 2010 and is no longer in existence.  All account balances in the ESOP were fully vested.  Immediately after the merger, each participant in the ESOP has their account balances in the ESOP prior to the merger added to their account balances in the Plan.  Years of service accrued through August 31, 2010 under the ESOP were recognized under the Plan.

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

	2011	2010

Accrued salary continuation plan - beginning of year	$1,472,063	$1,557,251

Benefits accrued	62,307	57,761

Benefits paid	(154,813)	(142,949)

Accrued salary continuation plan - end of year	$1,379,557	$1,472,063

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

NOTE 8 – LONG-TERM INCENTIVE PLANS

The Company has a long-term incentive plan currently in effect under which future stock option grants were previously issued.  This Plan is administered by the Stock Option Committee of the Board of Directors, which had sole discretion, subject to the terms of the Plan, to determine those employees, including executive officers, eligible to receive awards and the amount and type of such awards.  The Stock Option Committee also has the authority to interpret the Plan and make all other determinations required in the administration thereof.  All options outstanding on June 3, 2011 are exercisable.

The Plan provided for the granting of Incentive Stock Options as defined under the Internal Revenue Code.  Under the Plan, grants of incentive stock options were made to selected officers and employees, with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company’s stock at the date of grant. No awards or options may now be granted under the Plan.

Five hundred thousand shares of the Company’s stock were initially reserved for issuance under this Plan.  The following is a summary of transactions:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding - beginning of year	329,000	$3.81	329,000	$3.81
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-

Outstanding - end of year	329,000	$3.81	329,000	$3.81

No securities remain under this plan for future issuance.  All options granted under this plan expire in October 2011 if not sooner exercised.

The Company adopted SFAS 123R as of June 3, 2006.  SFAS 123R establishes standards for accounting of transactions in which an entity exchanges its equity instruments for goods or services, such as when an entity obtains employee services in share-based payment transactions.  The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award.  Changes in fair value during the required service period are to be recognized as compensation cost over the period.  In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid.  When the Company adopted SFAS 123R, they elected the modified prospective application method and prior period amounts have not been restated. As of June 3, 2011, all outstanding options were fully vested.  Additionally, no options were granted during the fiscal years ended June 3, 2011 or May 28, 2010.

Prior to the effective date of SFAS 123R, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretation for stock options granted to employees and directors.  The Company adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  The proforma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.  The Company continues to account for any portion of previously granted awards using the accounting principle originally applied to those awards, APB Opinion No. 25, Accounting for Stock Issued to Employees.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

NOTE 9 – NET INCOME PER SHARE

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock, as prescribed by Statement of Financial Accounting Standards No. 128, “Earnings per Share”. At June 3, 2011, options on the 329,000 shares were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. At May 28, 2010 options on the 329,000 shares were also antidilutive. Thus, they were also not included in the computation of diluted earnings per share. The following reconciles the information used to compute basic and diluted earnings per share:

	Average Common Stock Shares

	2011	2010

Basic weighted average shares outstanding	11,735,893	11,746,632
Effect of options	-	-
	11,735,893	11,746,632

NOTE 10 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.  SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets.  In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques.  The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instruments, such as estimates of timing and amount of expected future cash flows.  Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses.  In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity, generally less than three months, of these instruments.

The carrying value of the Company’s salary continuation plan and accrued liability approximates fair value because present value is used in accruing this liability.

The Company does not hold or issue financial instruments for trading purposes and has no involvement with forward currency exchange contracts.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Rental expense was $1,230,657 in 2011 and $1,077,074 in 2010.

The Company has entered into various operating lease agreements to replace aging route vans and transport trucks.  The current annual obligation under this agreement is $976,950.  Future minimum lease commitments for operating leases at June 3, 2011 were as follows:

2012	$976,950
2013	976,950
2014	627,081
2015	137,264
2016	68,632

The Company has a letter of credit in the amount of $2,000,000 outstanding at June 3, 2011 compared to $2,057,014 outstanding at May 28, 2010.  The letter of credit supports the Company’s commercial self-insurance program.  The Company pays a commitment fee of 0.76% to maintain the letters of credit.

The Company has entered into various other short term purchase commitments with suppliers for raw materials in the normal course of business.

The Company is subject to routine litigation and claims incidental to its business.  In the opinion of management, such routine litigation and claims should not have a material adverse effect upon the Company’s consolidated financial statements taken as a whole.

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

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended June 3, 2011 and May 28, 2010

NOTE 13 – SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

The following tabulation gives certain supplementary statement of income information for the years ended June 3, 2011 and May 28, 2010:

	2011	2010

Maintenance and repairs	$6,374,611	$6,431,681
Depreciation	3,174,956	2,485,679
Payroll taxes	2,331,658	2,352,597

Amounts for other taxes, rents, and research and development costs are not presented because each of such amounts is less than 1% of total revenues.

NOTE 14 – SUBSEQUENT EVENT

A Purchase and Sales Agreement was executed by and between Golden Flake Snack Foods, Inc. as Seller, and Verizon Wireless Personal Communications LP as Purchaser, on April 4, 2011, for the sale of approximately 1 acre of land located adjacent to the Company’s central warehouse in Pensacola, Florida.  The purchase price was $100,000.00.  The sale was closed on June 17, 2011.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T). – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 3, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 3, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Assessment on Internal Control over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of June 3, 2011. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 3, 2011, the company’s internal control over financial reporting is effective based on those criteria set forth.

The annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal controls over financial reporting occurred during the fiscal quarter ended June 3, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. – DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of information as follows and as set forth under the caption Executive Officers of the Registrant and Its Subsidiary which appears in Part I of this Form 10-K on Page 7, the information required by this item is incorporated by reference to the sections of the Company’s Proxy Statement entitled “Election of Directors,” “Additional Information Concerning the Board of Directors,”  “Executive Compensation and Other Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” and “Corporate Governance” for the 2011 Annual Meeting of Stockholders to be held September 22, 2011.

Section 16A Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission (“SEC”).  All officers and directors timely filed required Form 4 and 5 reports.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation and Other Information” of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be held September 22, 2011.  See Item 5 of this Annual Report on Form 10-K for information concerning the Company’s equity compensation plans.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be held September 22, 2011.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled “Certain Transactions” and “Director Independence” of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be held September 22, 2011.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Independent Accountants” of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be held September 22, 2011.

Prior to September 28, 2011, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

PART IV

ITEM 15. - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a)  1. LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

Consolidated Balance Sheets – June 3, 2011 and May 28, 2010

Consolidated Statements of Income- Years ended June 3, 2011 and May 28, 2010

Consolidated Statements of Changes in Stockholders’ Equity- Years ended June 3, 2011 and May 28, 2010

Consolidated Statements of Cash Flows- Years ended June 3, 2011 and May 28, 2010

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

10.23	Termination of aircraft lease executed by and between Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc., and Joann F. Bashinsky dated April 22, 2010 (incorporated by reference to Exhibit 10.23 to Golden Enterprises, Inc. May 28, 2010 Form 10-K filed with the Commission).

10.24	A Form of Indemnity Agreement to be executed by and between Golden Enterprises, Inc. and the following directors: Mark W. McCutcheon, Joann F. Bashinsky, John S. Stein, III, William B. Morton, Jr., Paul R. Bates and David A. Jones (incorporated by reference to Exhibit 10.24 to Golden Enterprises, Inc. January 13, 2011 Form 10-Q filed with the Commission).

10.25	A Purchase and Sales Agreement was executed by and between Golden Flake Snack Foods, Inc. as Seller, and Verizon Wireless Personal Communications LP as Purchaser, with a transfer date of June 17, 2011, for the sale of approximately 1 acre of land located adjacent to the Company’s central warehouse in Pensacola, Florida.

14.1
Golden Enterprises, Inc.’s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

(18)	Letter Re: Change in Accounting Principles

18.1
Letter from the Registrant’s Independent Accountant dated August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 3, 2005 (incorporated by reference to Exhibit 18.1 to Golden Enterprises, Inc.’s June 3, 2005 Form 10-K filed with the Commission)

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

99.1
A copy of excerpts of the Last Will and Testament and Codicils thereto of Sloan Y. Bashinsky, Sr. and of the SYB Common Stock Trust created by Sloan Y. Bashinsky, Sr. providing for the creation of a Voting Committee to vote the shares of common stock of Golden Enterprises, Inc. held by SYB, Inc. and the Estate/Testamentary Trust of Sloan Y. Bashinsky, Sr. (incorporated by reference to Exhibit 99.1 to Golden Enterprises, Inc.’s June 3, 2005 Form 10-K filed with the Commission).

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

GOLDEN ENTERPRISES, INC.

By /s/Patty Townsend	August 19, 2011
Patty Townsend	Date
Vice President, Secretary and Principal Financial
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Mark W. McCutcheon	Chairman of the Board, Chief	August 19, 2011
Mark W. McCutcheon	Executive Officer, and President

/s/Patty Townsend	Vice President, Secretary and	August 19, 2011
Patty Townsend	Principal Financial Officer

/s/F. Wayne Pate	Director	August 19, 2011
F. Wayne Pate

/s/Edward R. Pascoe	Director	August 19, 2011
Edward R. Pascoe

/s/John P. McKleroy, Jr.	Director	August 19, 2011
John P. McKleroy, Jr.

/s/John S.P. Samford	Director	August 19, 2011
John S.P. Samford

/s/J. Wallace Nall, Jr.	Director	August 19, 2011
J. Wallace Nall, Jr.

/s/Joann F. Bashinsky	Director	August 19, 2011
Joann F. Bashinsky

/s/Paul R. Bates	Executive Vice-President	August 19, 2011
Paul R. Bates	and Director

/s/David A. Jones	Executive Vice-President	August 19, 2011
David A. Jones	and Director

/s/William B. Morton, Jr.	Director	August 19, 2011
William B. Morton, Jr.

/s/John S. Stein III	Director	August 19, 2011
John S. Stein III

SCHEDULE II

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended June 3, 2011 and May 28, 2010

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Allowance for Doubtful Accounts	of Year	Expenses	Deductions	of Year

Year ended May 28, 2010	$127,130	$6,790	$57,130	$76,790

Year ended June 3, 2011	$76,790	$0	$6,790	$70,000

INDEX TO EXHIBITS

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

10.23	Termination of aircraft lease executed by and between Golden Flake Snack Foods, Inc., a wholly-owned subsidiary of Golden Enterprises, Inc., and Joann F. Bashinsky dated April 22, 2010 (incorporated by reference to Exhibit 10.23 to Golden Enterprises, Inc. May 28, 2010 Form 10-K filed with the Commission).

10.24	A Form of Indemnity Agreement to be executed by and between Golden Enterprises, Inc. and the following directors: Mark W. McCutcheon, Joann F. Bashinsky, John S. Stein, III, William B. Morton, Jr., Paul R. Bates and David A. Jones (incorporated by reference to Exhibit 10.24 to Golden Enterprises, Inc. January 13, 2011 Form 10-Q filed with the Commission).

10.25	A Purchase and Sales Agreement was executed by and between Golden Flake Snack Foods, Inc. as Seller, and Verizon Wireless Personal Communications LP as Purchaser, with a transfer date of June 17, 2011, for the sale of approximately 1 acre of land located adjacent to the Company’s central warehouse in Pensacola, Florida.

14.1
Golden Enterprises, Inc.’s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

(18)	Letter Re: Change in Accounting Principles

18.1
Letter from the Registrant’s Independent Accountant dated August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 3, 2005 (incorporated by reference to Exhibit 18.1 to Golden Enterprises, Inc.’s June 3, 2005 Form 10-K filed with the Commission)

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

99.1
A copy of excerpts of the Last Will and Testament and Codicils thereto of Sloan Y. Bashinsky, Sr. and of the SYB Common Stock Trust created by Sloan Y. Bashinsky, Sr. providing for the creation of a Voting Committee to vote the shares of common stock of Golden Enterprises, Inc. held by SYB, Inc. and the Estate/Testamentary Trust of Sloan Y. Bashinsky, Sr. (incorporated by reference to Exhibit 99.1 to Golden Enterprises, Inc.’s June 3, 2005 Form 10-K filed with the Commission).