Form 10-Q
period 2011-09-02
GOLDEN ENTERPRISES INC
filed 2011-10-11
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended September 2, 2011

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
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2011.
Outstanding at
Class	September 30, 2011
Common Stock, Par Value $0.66 2/3	11,734,632

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 2,	June 3,
	2011	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,052,393	$2,721,638
Receivables, net	10,702,054	10,220,220
Inventories:
Raw materials and supplies	1,616,087	1,596,731
Finished goods	3,818,900	3,398,898
	5,434,987	4,995,629

Prepaid expenses	2,998,241	1,803,827
Accrued income taxes	475,709	865,467
Deferred income taxes	633,370	633,370
Total current assets	22,296,754	21,240,151

Property, plant and equipment, net	24,913,401	24,646,418
Other assets	2,044,940	2,234,337

Total	$49,255,095	$48,120,906

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,502,658	$998,386
Accounts payable	7,173,461	6,323,448
Current portion of long-term debt	347,905	344,791
Other accrued expenses	4,453,334	4,604,603
Salary continuation plan	171,037	167,662
Line of credit outstanding	1,485,580	1,777,567

Total current liabilities	15,133,975	14,216,457

LONG-TERM LIABILITIES
Notes payable - bank, non-current	5,977,129	6,064,983
Salary continuation plan	1,183,560	1,211,895
Deferred income taxes	2,969,917	2,969,917

Total long-term liabilities	10,130,606	10,246,795

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	19,199,124	18,866,264
	34,916,273	34,583,413
Less: Cost of common shares in treasury (2,094,161 shares at September 2, 2011
and 2,094,161 shares at June 3, 2011)	(10,925,759)	(10,925,759)

Total stockholder's equity	23,990,514	23,657,654

Total	$49,255,095	$48,120,906

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Thirteen
	Weeks	Weeks
	Ended	Ended
	September 2, 2011	August 27, 2010

Net sales	$33,245,190	$31,956,084
Cost of sales	17,241,618	15,748,630
Gross margin	16,003,572	16,207,454

Selling, general and administrative expenses	14,930,692	14,456,430
Operating income	1,072,880	1,751,024

Other income (expenses):
Gain on sale of assets	84,342	38,177
Interest expense	(75,235)	(80,218)
Other income	36,840	24,356
Total other income (expenses)	45,947	(17,685)

Income before income taxes	1,118,827	1,733,339
Income taxes	419,256	653,200
Net income	$699,571	$1,080,139

PER SHARE OF COMMON STOCK
Basic earnings	$0.06	$0.09
Diluted earnings	$0.06	$0.09

Weighted average number of common
stock share outstanding:
Basic	11,734,632	11,739,775
Diluted	11,734,632	11,739,775

Cash dividends paid per share of
common stock	$0.0313	$0.0313

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	September 2, 2011	August 27, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$32,763,356	$32,095,065
Miscellaneous income	36,840	24,356
Cash paid to suppliers and employees	(16,131,169)	(14,166,022)
Cash paid for operating expenses	(15,960,704)	(15,297,485)
Income taxes paid	(29,498)	(408,765)
Interest expenses paid	(75,235)	(80,218)
Net cash provided by operating activities	603,590	2,166,931

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(1,142,955)	(1,429,524)
Proceeds from sale of property, plant and equipment	109,285	47,627
Net cash used in investing activities	(1,033,670)	(1,381,897)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	10,156,369	8,935,444
Debt repayments	(10,533,098)	(9,478,489)
Change in checks outstanding in excess of bank
balances	504,272	116,040
Cash dividends paid	(366,708)	(367,383)
Purchases of treasury shares	-	(36,960)
Net cash used in financing activities	(239,165)	(831,348)

Net change in cash and cash equivalents	(669,245)	(46,314)
Cash and cash equivalents at beginning of period	2,721,638	1,443,801
Cash and cash equivalents at end of period	$2,052,393	$1,397,487

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	September 2, 2011	August 27, 2010

Net Income	$699,571	$1,080,139
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	851,029	785,628
Gain on sale of property and equipment	(84,342)	(38,177)

Changes in operating assets and liabilities:
Change in receivables - net	(481,834)	138,981
Change in inventories	(439,358)	(189,460)
Change in prepaid expenses	(1,194,415)	(848,668)
Change in other assets	189,397	(39,846)
Change in accounts payable	850,013	1,147,900
Change in accrued expenses	(151,269)	(90,847)
Change in salary continuation	(24,960)	(23,154)
Change in accrued income taxes	389,758	244,435

Net cash provided by operating activities	$603,590	$2,166,931

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
The accompanying unaudited condensed consolidated financial statements of Golden Enterprises, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for year ended June 3, 2011.

2.
The consolidated results of operations for the thirteen weeks ended September 2, 2011 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending June 1, 2012.

3.	The following tables summarize the prepaid assets accounts at September 2, 2011 and June 3, 2011.

	September 2, 2011	June 3, 2011

Truck shop supplies	$654,090	$657,788
Insurance deposit	138,959	138,959
Prepaid marketplace spending	201,571	239,157
Deferred advertising fees	1,040,250	-
Prepaid insurance	453,670	168,712
Prepaid taxes/licenses	118,848	152,115
Prepaid dues/supplies	367,228	413,805
Other	23,625	33,291

	$2,998,241	$1,803,827

4.
The principal raw materials used in the manufacture of the Company’s snack food products are potatoes, corn, pork skin pellets, vegetable oils, and seasoning.  The principal supplies used are flexible film, cartons, trays, boxes, and bags.  These raw materials and supplies are generally available in adequate quantities in the open market from sources in the United States and are generally contracted up to a year in advance.

5.	Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

6.
The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended September 2, 2011 and August 27, 2010:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	September 2, 2011	August 27, 2010

Weighted average number of common shares used in computing basic	11,734,632	11,739,775
earnings per share
Effect of dilutive stock options	0	0

Weighted average number of common shares and dilutive potential
common stock used in computing dilutive earnings per share	11,734,632	11,739,775

Stock options excluded from the above reconciliation because they are
anti-dilutive	329,000	329,000

7.	The Company has a letter of credit in the amount of $2,000,000 outstanding at September 2, 2011 and June 3, 2011. The letter of credit supports the Company’s commercial self-insurance program.

8.
The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3,000,000. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement. The Company’s line-of-credit debt as of September 2, 2011 was $1,485,580 with an interest rate of 4.00%, leaving the Company with $1,514,420 of credit availability. The Company’s line-of-credit debt as of June 3, 2011 was $1,777,567 with an interest rate of 4.00%, leaving the Company with $1,222,433 of credit availability.

9.
The Company has a note payable with a balance of $6,300,000 as of September 2, 2011.  The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility.  In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4,000,000.  In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the purchase and implementation of a new Enterprise Resource Planning computer software system.  At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the repayment of the loan.  The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of September 2, 2011, and the related condensed consolidated statements of income for the thirteen week periods ended September 2, 2011 and August 27, 2010, and the related condensed statements of cash flows for the thirteen week periods ending September 2, 2011 and August 27, 2010.  These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of June 3, 2011 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the fiscal year then ended (not presented herein), and in our report dated August 4, 2011 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 3, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama
October 5, 2011

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  This discussion should be read in conjunction with our recent SEC filings, including Form 10-K for the year ended June 3, 2011.  The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances.  We routinely evaluate our estimates including those considered significant and discussed in detail in Form 10-K for the year ended June 3, 2011.  Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

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

Liquidity and Capital Resources

At September 2, 2011 and June 3, 2011, working capital was $7,162,779 and $7,023,694, respectively.

The Company did not purchase shares of treasury stock this quarter.  The Company’s current ratio was 1.47 to 1.00 at September 2, 2011 compared to 1.49 to 1.00 at June 3, 2011.

Accounts Receivable and Allowance for Doubtful Accounts

At September 2, 2011 and June 3, 2010 the Company had accounts receivables in the amount of $10,702,054 and $10,220,220 respectively, net of an allowance for doubtful accounts of $70,000.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended September 2, 2011, net sales increased 4.0% from the thirteen weeks ended August 27, 2010. This year’s first quarter cost of sales was 51.9% of net sales compared to 49.3% for last year’s first quarter.  This year’s first quarter, selling, general and administrative expenses were 44.9% of net sales compared to 45.2% for last year’s first quarter.

The following tables compare manufactured products to resale products:

Manufactured Products-Resale Products

	Thirteen Weeks Ended		Thirteen Weeks Ended
	September 2, 2011		August 27, 2010
Sales		%		%
Manufactured Products	$25,727,780	77.4%	$25,190,250	78.8%
Resale Products	7,517,410	22.6%	6,765,834	21.2%
Total	$33,245,190	100.0%	$31,956,084	100.0%

Gross Margin		%		%
Manufactured Products	$13,421,183	52.2%	$13,719,012	54.5%
Resale Products	2,582,389	34.4%	2,488,442	36.8%
Total	$16,003,572	48.1%	$16,207,454	50.7%

The Company’s gain on sale of assets for the thirteen weeks ended September 2, 2011 in the amount of $84,342 was from i) the sale of property in Pensacola, Florida to Verizon Wireless Personal Communications LP for $74,950 and ii) the sale of used transportation equipment for $9,392.

For last year’s thirteen weeks, the gain on sale of assets was $38,177 from the sale of used transportation equipment.

The Company’s effective tax rate for the thirteen weeks was 37.5% compared to 37.7% for the last year’s thirteen weeks.

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices), to which the Company is exposed, are interest rates on its cash equivalents and bank loans, fuel costs, and commodity prices affecting the cost of its raw materials.

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

Environmental Matters

Golden Flake’s waste water treatment plant is an environmentally-friendly way to dispose of process water at the Birmingham plant.  The treatment plant has allowed the Company to release this water into a neighboring creek which has improved the flow of water in the creek and has positively impacted the environment in the area surrounding the plant.  This treatment plant has also helped to reduce expenses associated with sewer charges by the elimination of the disposal of process water through the public sewer system.

Subsequent Event

Not applicable.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from those forward-looking statements.  Factors that may cause actual results to differ materially include, but are not limited to, price competition, industry consolidation, raw material costs, and effectiveness of sales and marketing activities, as described in the Company’s filings with the Securities and Exchange Commission.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended September 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company or its subsidiary other than routine litigation incidental to the business of the Company and its subsidiary.

ITEM 1-A

RISK FACTORS

The Company, as a “Smaller reporting company”, is not required to provide the information under this item.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this report.

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended September 2, 2011.

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

10.25
A Purchase and Sales Agreement was executed by and between Golden Flake Snack Foods, Inc. as Seller, and Verizon Wireless Personal Communications LP as Purchaser, with a transfer date of June 17, 2011, for the sale of approximately 1 acre of land located adjacent to the Company’s central warehouse in Pensacola, Florida (incorporated by reference to Exhibit 10.25 to Golden Enterprises, Inc. June 3, 2011 Form 10-K filed with the Commission).

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: October 11, 2011	/s/Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated: October 11, 2011	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)