Form 10-Q
period 2011-12-02
GOLDEN ENTERPRISES INC
filed 2012-01-13
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly (twenty-six weeks) period ended December 2, 2011

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
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 30, 2011.
Outstanding at
Class	December 30, 2011
Common Stock, Par Value $0.66 2/3	11,734,632

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	December 2,	June 3,
	2011	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,639,785	$2,721,638
Receivables, net	10,319,437	10,220,220
Inventories:
Raw materials and supplies	2,209,713	1,596,731
Finished goods	3,789,410	3,398,898
	5,999,123	4,995,629

Prepaid expenses	2,488,127	1,803,827
Accrued income taxes	439,313	865,467
Deferred income taxes	633,370	633,370
Total current assets	21,519,155	21,240,151

Property, plant and equipment, net	25,503,741	24,646,418
Other assets	2,001,749	2,234,337

Total	$49,024,645	$48,120,906

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,637,133	$998,386
Accounts payable	6,673,695	6,323,448
Current portion of long-term debt	568,629	344,791
Other accrued expenses	4,721,748	4,604,603
Salary continuation plan	174,481	167,662
Line of credit outstanding	1,378,206	1,777,567

Total current liabilities	15,153,892	14,216,457

LONG-TERM LIABILITIES
Notes payable - bank, non-current	5,670,291	6,064,983
Salary continuation plan	1,154,654	1,211,895
Deferred income taxes	2,969,917	2,969,917

Total long-term liabilities	9,794,862	10,246,795

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	19,284,501	18,866,264
	35,001,650	34,583,413
Less: Cost of common shares in treasury (2,094,161 shares at December 2, 2011
and June 3, 2011 respectively)	(10,925,759)	(10,925,759)

Total stockholder's equity	24,075,891	23,657,654

Total	$49,024,645	$48,120,906

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	December 2, 2011	November 26, 2010	December 2, 2011	November 26, 2010

Net sales	$33,230,663	$30,910,393	$66,475,853	$62,866,477
Cost of sales	17,478,476	16,344,042	34,720,094	32,092,672
Gross margin	15,752,187	14,566,351	31,755,759	30,773,805

Selling, general and administrative expenses	14,987,933	13,691,261	29,918,625	28,147,691
Operating income	764,254	875,090	1,837,134	2,626,114

Other (expenses) income:
Gain on sale of assets	8,043	13,608	92,385	51,785
Interest expense	(73,328)	(115,379)	(148,563)	(195,597)
Other income	29,003	99,301	65,843	123,657
Total other (expenses) income	(36,282)	(2,470)	9,665	(20,155)

Income before income taxes	727,972	872,620	1,846,799	2,605,959
Income taxes	275,887	330,959	695,143	984,159
Net income	$452,085	$541,661	$1,151,656	$1,621,800

PER SHARE OF COMMON STOCK
Basic earnings	$0.04	$0.05	$0.10	$0.14
Diluted earnings	$0.04	$0.05	$0.10	$0.14

Weighted average number of common
stock share outstanding:
Basic	11,734,632	11,734,632	11,734,632	11,737,203
Diluted	11,734,632	11,734,632	11,734,632	11,737,203

Cash dividends paid per share of
common stock	$0.0313	$0.0313	$0.0625	$0.0626

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	December 2, 2011	November 26, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$66,376,636	$62,437,169
Miscellaneous income	65,843	123,657
Cash paid to suppliers and employees	(34,002,689)	(28,660,218)
Cash paid for operating expenses	(30,003,516)	(28,849,734)
Income taxes paid	(268,989)	(1,275,048)
Interest expenses paid	(148,563)	(195,597)
Net cash provided by operating activities	2,018,722	3,580,229

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(2,564,251)	(3,216,571)
Proceeds from sale of property, plant and equipment	128,560	61,735
Net cash used in investing activities	(2,435,691)	(3,154,836)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	18,403,341	17,259,519
Debt repayments	(18,973,556)	(16,671,253)
Change in checks outstanding in excess of bank
balances	638,747	(246,983)
Cash dividends paid	(733,416)	(734,091)
Purchases of treasury shares	-	(36,960)
Net cash used in financing activities	(664,884)	(429,768)

Net change in cash and cash equivalents	(1,081,853)	(4,375)
Cash and cash equivalents at beginning of period	2,721,638	1,443,801
Cash and cash equivalents at end of period	$1,639,785	$1,439,426

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 2, 2011 AND NOVEMBER 26, 2010

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	December 2, 2011	November 26, 2010

Net Income	$1,151,656	$1,621,800
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,670,752	1,545,998
Gain on sale of property and equipment	(92,385)	(51,785)

Changes in operating assets and liabilities:
Change in receivables - net	(99,217)	(429,308)
Change in inventories	(1,003,494)	(1,112,774)
Change in prepaid expenses	(684,300)	(784,112)
Change in other assets	232,587	26,949
Change in accounts payable	350,247	3,281,829
Change in accrued expenses	117,144	(233,563)
Change in salary continuation	(50,422)	(46,774)
Change in accrued income taxes	426,154	(238,031)

Net cash provided by operating activities	$2,018,722	$3,580,229

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

2.
The consolidated results of operations for the twenty-six weeks ended December 2, 2011 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending June 1, 2012.

3.	The following tables summarize the prepaid assets accounts at December 2, 2011 and June 3, 2011.

	December 2, 2011	June 3, 2011

Truck shop supplies	$621,609	$657,788
Insurance deposit	138,959	138,959
Prepaid marketplace spending	172,910	239,157
Deferred advertising fees	693,500	-
Prepaid insurance	413,749	168,712
Prepaid taxes/licenses	115,792	152,115
Prepaid dues/supplies	316,487	413,805
Other	15,121	33,291

	$2,488,127	$1,803,827

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

5.	Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

6.	As of October 15, 2011 all stock options expired and there are no instruments related to diluted earnings that are left outstanding.

7.	The Company has a letter of credit in the amount of $2,000,000 outstanding at December 2, 2011 and June 3, 2011. The letter of credit supports the Company’s commercial self-insurance program.

8.
The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3,000,000. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement. The Company’s line-of-credit debt as of December 2, 2011 was $1,378,206 with an interest rate of 3.50%, leaving the Company with $1,621,794 of credit availability. The Company’s line-of-credit debt as of June 3, 2011 was $1,777,567 with an interest rate of 4.00%, leaving the Company with $1,222,433 of credit availability.

9.
The Company has a note payable with a balance of $6,200,000 as of December 2, 2011.  The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility.  In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4,000,000.  In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the purchase and implementation of a new Enterprise Resource Planning computer software system.  At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the repayment of the loan.  The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of December 2, 2011, and the related condensed consolidated statements of income for the thirteen week and twenty-six week periods ended December 2, 2011 and November 26, 2010, and the related condensed statements of cash flows for the twenty-six week period ended December 2, 2011 and November 26, 2010.  These financial statements are the responsibility of the Company’s management.

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
January 5, 2012

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

No single product or product line accounts for more than 50% of the Company’s sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials or failure to procure an adequate supply of pork skin pellets. Raw materials used in manufacturing and processing the Company’s snack food products are purchased on the open market and under contract through brokers and directly from growers.  A large part of the raw materials used by the Company consists of farm commodities which are subject to precipitous changes in supply and price.  Weather varies from season to season and directly affects both the quality and supply of farm commodities available.  The Company has no control of the price of agricultural commodities and its profits are affected accordingly.

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

Liquidity and Capital Resources

At December 2, 2011 and June 3, 2011, working capital was $6,365,263 and $7,023,694, respectively.

The Company did not purchase shares of treasury stock this quarter.  The Company’s current ratio was 1.42 to 1.00 at December 2, 2011 compared to 1.49 to 1.00 at June 3, 2011.

Accounts Receivable and Allowance for Doubtful Accounts

At December 2, 2011 and June 3, 2011 the Company had accounts receivables in the amount of $10,319,437 and $10,220,220, net of an allowance for doubtful accounts of $70,000 in both periods.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended December 2, 2011, net sales increased 7.5% from the comparable period in fiscal 2011. For the twenty-six weeks ended December 2, 2011, net sales increased 5.7% from the comparable period in fiscal 2011.  This year’s second quarter cost of sales was 52.6% of net sales compared to 52.9% for last year’s second quarter.  This year’s cost of sales year to date was 52.2% of net sales compared to 51.0% for last year’s year to date.  This year’s second quarter, selling, general and administrative expenses were 45.1% of net sales compared to 44.3% for last year’s second quarter.  This year’s selling, general and administrative expenses year to date were 45.0% of net sales compared to 44.8% for last year’s year to date.

The following tables compare manufactured products to resale products:

Manufactured Products-Resale Products

	Thirteen Weeks Ended		Thirteen Weeks Ended
	December 2, 2011		November 26, 2010
Sales		%		%
Manufactured Products	$25,087,989	75.5%	$23,547,102	76.2%
Resale Products	8,142,674	24.5%	7,363,291	23.8%
Total	$33,230,663	100.0%	$30,910,393	100.0%

Gross Margin		%		%
Manufactured Products	$12,974,209	51.7%	$12,031,676	51.1%
Resale Products	2,777,978	34.1%	2,534,675	34.4%
Total	$15,752,187	47.4%	$14,566,351	47.1%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	December 2, 2011		November 26, 2010
Sales		%		%
Manufactured Products	$50,813,771	76.4%	$48,734,435	77.5%
Resale Products	15,662,082	23.6%	14,132,042	22.5%
Total	$66,475,853	100.0%	$62,866,477	100.0%

Gross Margin		%		%
Manufactured Products	$26,395,049	51.9%	$25,747,346	52.8%
Resale Products	5,360,710	34.2%	5,026,459	35.6%
Total	$31,755,759	47.8%	$30,773,805	49.0%

The Company’s gain on sale of assets for the thirteen weeks ended December 2, 2011 in the amount of $8,043 was from the sale of used transportation equipment.

For last year’s thirteen weeks, the gain on sale of assets was $13,608 from the sale of used transportation equipment.

The Company’s effective tax rate for the thirteen weeks was 37.9% compared to 37.9% for the last year’s thirteen weeks.  The Company’s effective tax rate for the twenty-six weeks ended December 2, 2011 was 37.7% and 37.8% for the comparable period last year.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter ended December 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company or its subsidiary other than routine litigation incidental to the business of the Company and its subsidiary.

ITEM 1-A

RISK FACTORS

There are no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this report.

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended December 2, 2011.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of Golden Enterprises, Inc. was held on September 22, 2011.
(b)	All director nominees were elected.
(c)	The following is a tabulation of the voting for the election of Directors:

ELECTION OF DIRECTORS

Names	Votes For	Votes Withheld

Joann F. Bashinsky	8,036,991	508,721
Paul R. Bates	7,991,726	553,986
David A. Jones	7,991,863	553,849
Mark W. McCutcheon	7,993,018	552,694
John P. McKleroy, Jr.	8,052,662	493,050
William B. Morton, Jr.	8,545,150	562
J. Wallace Nall, Jr.	8,043,689	502,023
Edward R. Pascoe	8,545,226	486
F. Wayne Pate	7,982,250	563,462
John S.P. Samford	8,542,163	3,549
John S. Stein, III	8,545,404	308

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

14.1
Golden Enterprises, Inc.’s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 to Golden Enterprises, Inc. May 31, 004 Form 10-K with the Commission).

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: January 12, 2012	/s/Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated: January 12, 2012	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)