Form 10-Q
period 2012-03-02
GOLDEN ENTERPRISES INC
filed 2012-04-12
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen and thirty-nine weeks) period ended March 2, 2012

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
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 30, 2012.
Outstanding at
Class	March 30, 2012
Common Stock, Par Value $0.66 2/3	11,734,632

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

	GOLDEN ENTERPRISES, INC.
	INDEX
Part I.	FINANCIAL INFORMATION	Page No.

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets March 2, 2012 (unaudited) and June 3, 2011	4

	Condensed Consolidated Statements of Income (unaudited) Thirteen Weeks and Thirty-Nine Weeks Ended March 2, 2012 and Fourteen Weeks and Forty Weeks Ended March 4, 2011	5

	Condensed Consolidated Statements of Cash Flows (unaudited) Thirty-Nine Weeks Ended March 2, 2012 and Forty Weeks Ended March 4, 2011	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

	Report of Independent Registered Public Accounting Firm	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosure About Market Risk	14

Item 4	Controls and Procedures	14

Part II.	OTHER INFORMATION	15

Item 1	Legal Proceedings	15

Item 1-A	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits	16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 2,	June 3,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,475,817	$2,721,638
Receivables, net	10,846,695	10,220,220
Inventories:
Raw materials and supplies	1,809,816	1,596,731
Finished goods	3,515,944	3,398,898
	5,325,760	4,995,629

Prepaid expenses	2,148,714	1,803,827
Accrued income taxes	112,708	865,467
Deferred income taxes	633,370	633,370
Total current assets	20,543,064	21,240,151

Property, plant and equipment, net	25,512,637	24,646,418
Other assets	2,141,737	2,234,337

Total	$48,197,438	$48,120,906

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,461,516	$998,386
Accounts payable	5,615,632	6,323,448
Current portion of long-term debt	354,717	344,791
Other accrued expenses	4,438,018	4,604,603
Salary continuation plan	177,994	167,662
Line of credit outstanding	1,955,004	1,777,567

Total current liabilities	14,002,881	14,216,457

LONG-TERM LIABILITIES
Notes payable - bank, non-current	5,797,330	6,064,983
Salary continuation plan	1,125,166	1,211,895
Deferred income taxes	2,969,917	2,969,917

Total long-term liabilities	9,892,413	10,246,795

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	19,510,754	18,866,264
	35,227,903	34,583,413
Less: Cost of common shares in treasury (2,094,161 shares at March 2, 2012
and June 3, 2011 respectively)	(10,925,759)	(10,925,759)

Total stockholder's equity	24,302,144	23,657,654

Total	$48,197,438	$48,120,906

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Fourteen	Thirty-Nine	Forty
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	March 2, 2012	March 4, 2011	March 2, 2012	March 4, 2011

Net sales	$34,429,717	$34,085,864	$100,905,570	$96,952,341
Cost of sales	17,902,409	18,093,815	52,622,503	50,186,487
Gross margin	16,527,308	15,992,049	48,283,067	46,765,854

Selling, general and administrative expenses	15,564,283	15,276,576	45,482,908	43,424,267
Operating income	963,025	715,473	2,800,159	3,341,587

Other (expenses) income:
Gain on sale of assets	44,450	8,157	136,835	59,942
Interest expense	(70,313)	(84,530)	(218,876)	(280,127)
Other income	22,522	30,868	88,365	154,525
Total other (expenses) income	(3,341)	(45,505)	6,324	(65,660)

Income before income taxes	959,684	669,968	2,806,483	3,275,927
Income taxes	366,724	254,993	1,061,867	1,239,152
Net income	$592,960	$414,975	$1,744,616	$2,036,775

PER SHARE OF COMMON STOCK
Basic earnings	$0.05	$0.03	$0.15	$0.17
Diluted earnings	$0.05	$0.03	$0.15	$0.17

Weighted average number of common
stock share outstanding:
Basic	11,734,632	11,734,632	11,734,632	11,736,303
Diluted	11,734,632	11,734,632	11,734,632	11,736,303

Cash dividends paid per share of
common stock	$0.0313	$0.0313	$0.0938	$0.0938

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirty-Nine	Forty
	Weeks Ended	Weeks Ended
	March 2, 2012	March 4, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$100,279,095	$96,722,788
Miscellaneous income	88,365	154,525
Cash paid to suppliers and employees	(51,790,737)	(46,703,613)
Cash paid for operating expenses	(45,384,829)	(43,830,642)
Income taxes paid	(309,108)	(1,462,631)
Interest expenses paid	(218,876)	(280,127)
Net cash provided by operating activities	2,663,910	4,600,300

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(3,423,624)	(4,363,502)
Proceeds from sale of property, plant and equipment	231,177	77,535
Net cash used in investing activities	(3,192,447)	(4,285,967)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	27,204,764	26,765,492
Debt repayments	(27,285,054)	(26,542,676)
Change in checks outstanding in excess of bank
balances	463,130	(384,922)
Cash dividends paid	(1,100,124)	(1,100,799)
Purchases of treasury shares	-	(36,960)
Net cash used in financing activities	(717,284)	(1,299,865)

Net change in cash and cash equivalents	(1,245,821)	(985,532)
Cash and cash equivalents at beginning of period	2,721,638	1,443,801
Cash and cash equivalents at end of period	$1,475,817	$458,269

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
FOR THE THIRTY-NINE WEEKS ENDED MARCH 2, 2012 AND FORTY WEEKS ENDED MARCH 4, 2011

	Thirty-Nine	Forty
	Weeks Ended	Weeks Ended
	March 2, 2012	March 4, 2011

Net Income	$1,744,616	$2,036,775
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,463,063	2,353,905
Gain on sale of property and equipment	(136,835)	(59,942)

Changes in operating assets and liabilities:
Change in receivables - net	(626,475)	(229,553)
Change in inventories	(330,131)	129,651
Change in prepaid expenses	(344,887)	(614,308)
Change in other assets	92,600	132,152
Change in accounts payable	(707,816)	1,423,859
Change in accrued expenses	(166,587)	(277,891)
Change in salary continuation	(76,397)	(70,869)
Change in accrued income taxes	752,759	(223,479)

Net cash provided by operating activities	$2,663,910	$4,600,300

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

2.
The consolidated results of operations for the thirty-nine weeks ended March 2, 2012 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending June 1, 2012.

3.	The following tables summarize the prepaid assets accounts at March 2, 2012 and June 3, 2011.

	March 2, 2012	June 3, 2011

Truck shop supplies	$582,342	$657,788
Insurance deposit	138,959	138,959
Prepaid marketplace spending	162,692	239,157
Deferred advertising fees	346,750	-
Prepaid insurance	306,817	168,712
Prepaid taxes/licenses	221,694	152,115
Prepaid dues/supplies	356,335	413,805
Other	33,125	33,291

	$2,148,714	$1,803,827

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

5.	Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

6.	As of October 15, 2011 all stock options expired and there are no instruments related to diluted earnings that are left outstanding.

7.	The Company has a letter of credit in the amount of $2,000,000 outstanding at March 2, 2012 and June 3, 2011. The letter of credit supports the Company’s commercial self-insurance program.

8.
The Company has a line-of-credit agreement with a bank that permits borrowing up to $3,000,000. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement. The Company’s line-of-credit debt as of March 2, 2012 was $1,955,004 with an interest rate of 3.50%, leaving the Company with $1,044,996 of credit availability. The Company’s line-of-credit debt as of June 3, 2011 was $1,777,567 with an interest rate of 4.00%, leaving the Company with $1,222,433 of credit availability.

9.
The Company has a note payable with a balance of $6,200,000 as of March 2, 2012.  The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility.  In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4,000,000.  In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the purchase and implementation of a new Enterprise Resource Planning computer software system.  At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the repayment of the loan.  The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of March 2, 2012, and the related condensed consolidated statements of income for the thirteen week and thirty-nine week periods and fourteen and forty week periods ended March 2, 2012 and March 4, 2011, and the related condensed statements of cash flows for the thirty-nine and forty week periods ended March 2, 2012 and March 4, 2011.  These financial statements are the responsibility of the Company’s management.

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
April 5, 2012

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  This discussion should be read in conjunction with our recent SEC filings, including Form 10-K for the year ended June 3, 2011 and filed on August 23, 2011.  The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances.  We routinely evaluate our estimates including those considered significant and discussed in detail in Form 10-K for the year ended June 3, 2011.  Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

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

The Company sells its products through its own sales organization to commercial establishments that sell food products primarily in the Southeastern United States and to independent distributors.  The products are distributed through the independent distributors and route representatives who are supplied with selling inventory by the Company’s trucking fleet.  All of the route representatives are employees of the Company and use the Company’s direct-store delivery system.

Liquidity and Capital Resources

At March 2, 2012 and June 3, 2011, working capital was $6,540,183 and $7,023,694, respectively.

The Company did not purchase shares of treasury stock this quarter.  The Company’s current ratio was 1.47 to 1.00 at March 2, 2012 compared to 1.49 to 1.00 at June 3, 2011.

Accounts Receivable and Allowance for Doubtful Accounts

At March 2, 2012 and June 3, 2011 the Company had accounts receivables in the amount of $10,846,695 and $10,220,220, net of an allowance for doubtful accounts of $70,000 in both periods.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended March 2, 2012, net sales increased 1.0% from the fourteen weeks ended March 4, 2011. For the thirty-nine weeks ended March 2, 2012, net sales increased 4.1% from the forty weeks ended March 4, 2011.  This year’s thirteen weeks cost of sales was 52.0% of net sales compared to 53.1% for the fourteen weeks ended March 4, 2011.  This year’s thirty-nine weeks cost of sales was 52.2% of net sales compared to 51.8% for last year’s forty weeks.  This year’s thirteen weeks of selling, general and administrative expenses were 45.2% of net sales compared to 44.8% for last year’s fourteen weeks.  This year’s selling, general and administrative expenses for thirty-nine weeks were 45.1% of net sales compared to 44.8% for last year’s forty weeks.

The following tables compare manufactured products to resale products:

Manufactured Products-Resale Products

	Thirteen Weeks Ended		Fourteen Weeks Ended
	March 2, 2012		March 4, 2011
Sales		%		%
Manufactured Products	$26,887,219	78.1%	$26,030,081	76.4%
Resale Products	7,542,498	21.9%	8,055,783	23.6%
Total	$34,429,717	100.0%	$34,085,864	100.0%

Gross Margin		%		%
Manufactured Products	$13,960,128	51.9%	$13,198,994	50.7%
Resale Products	2,567,180	34.0%	2,793,055	34.7%
Total	$16,527,308	48.0%	$15,992,049	46.9%

	Thirty-Nine Weeks Ended		Forty Weeks Ended
	March 2, 2012		March 4, 2011
Sales		%		%
Manufactured Products	$77,701,386	77.0%	$74,764,974	77.1%
Resale Products	23,204,184	23.0%	22,187,367	22.9%
Total	$100,905,570	100.0%	$96,952,341	100.0%

Gross Margin		%		%
Manufactured Products	$40,355,172	51.9%	$38,946,545	52.1%
Resale Products	7,927,895	34.2%	7,819,309	35.2%
Total	$48,283,067	47.8%	$46,765,854	48.2%

The Company’s gain on sale of assets for the thirteen weeks ended March 2, 2012 in the amount of $44,450 was from the sale of used transportation equipment.

For last year’s fourteen weeks, the gain on sale of assets was $8,157 from the sale of used transportation equipment.

The Company’s effective tax rate for the thirteen weeks ended March 2, 2012 was 38.2% compared to 38.1% for the last year’s fourteen weeks ended March 4, 2011.  The Company’s effective tax rate for the thirty-nine weeks ended March 2, 2012 was 37.8% and 37.8% for the forty weeks ended March 4, 2011.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s third fiscal quarter ended March 2, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

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

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended March 2, 2012

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: April 12, 2012	/s/ Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated: April 12, 2012	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)