Form 10-K
period 2012-06-01
GOLDEN ENTERPRISES INC
filed 2012-08-23
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 1, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)   No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ( X ) No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).  (Check One)
Large accelerated filer (  )   Accelerated filer (  )   Non-accelerated filer (  )   Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )    No (X)

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 2, 2011. Common Stock, Par Value $0.66 2/3 --$19,696,138

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2012.

Class	Outstanding at July 31, 2012
Common Stock, Par Value $0.66 2/3	11,734,632 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 20, 2012 are incorporated by reference into Part III.

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT –2012
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

Employees

As of July 12, 2012, Golden Flake employed approximately 795 employees.  Of these employees, 773 were full-time, while 22 were part-time.  Approximately 454 employees are involved in route sales and sales supervision, approximately 201 are in production, and approximately 140 are management and administrative personnel.

Golden Flake believes that the performance and loyalty of its employees are two of the most important factors in the growth and profitability of its business.  Since labor costs represent a significant portion of Golden Flake’s expenses, employee productivity is important to profitability.  Golden Flake considers all of its employees to be a part of the “Golden Flake Family”.

SEC Filings

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and other filings with the Securities and Exchange Commission can be found at the Company’s website located at www.goldenflake.com, under the financial tab.

Environmental Matters

Not applicable.

Significant Events

Not Applicable.

Executive Officers of Registrant
And Its Subsidiary

Name and Age	Position and Offices with Management

Mark W. McCutcheon, 57
Mr. McCutcheon is Chairman of the Board, Chief Executive Officer and President of the Company and President of Golden Flake Snack Foods, Inc.  He was elected Chairman of the Board on July 22, 2010, President and Chief Executive Officer of the Company on April 4, 2001 and President of Golden Flake on November 1, 1998.  He has been employed by Golden Flake since 1980.  Mr. McCutcheon is elected to his positions on an annual basis and his present terms of office will expire on May 31, 2013.

Patty Townsend, 54
Ms. Townsend is Chief Financial Officer, Vice President and Secretary of the Company. She was initially elected Chief Financial Officer, Vice-President and Secretary of the Company on March 1, 2004.  She has been employed with the Company since 1988.  Ms. Townsend is elected to her positions on an annual basis, and her present terms of office will expire on May 31, 2013.

Paul R. Bates, 58
Mr. Bates is Executive Vice-President of Sales, Marketing and Transportation for Golden Flake.  He has held these positions since October 26, 1998.  Mr. Bates was Vice-President of Sales from October 1, 1994 to 1998.  Mr. Bates has been employed by Golden Flake since March 1979.  Mr. Bates is elected to his positions on an annual basis, and his present terms of office will expire on May 31, 2013.

David A. Jones, 60
Mr. Jones is Executive Vice-President of Operations, Human Resources and Quality Control for Golden Flake.  He has held these positions since May 20, 2002.  Mr. Jones was Vice-President of Manufacturing from 1998 to 2002 and Vice-President of Operations from 2000 to 2002.  Mr. Jones has been employed by Golden Flake since 1984.  Mr. Jones is elected to his positions on an annual basis, and his present terms of office will expire on May 31, 2013.

ITEM 1A. – RISK FACTORS

As a smaller reporting company, the Company is not required to provide a statement of risk factors.  However, we believe this information may be valuable to our shareholders for this filing.  The Company reserves the right to not provide risk factors in the future.

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

Commodity Cost Fluctuations

Significant commodity price fluctuations for certain commodities purchased by the Company, particularly potatoes, corn, and cooking oils could have a material impact on results of operations.  These price fluctuations can be impacted by various factors including weather conditions, such as flooding or drought.  In an attempt to manage commodity price risk, the Company, in the normal course of business, enters into contracts to purchase pre-established quantities of various types of raw materials, at contracted prices based on expected short term needs.

Energy Cost Fluctuations

The Company can also be adversely impacted by changes in the cost of natural gas and other fuel costs.  Long term increases in the cost of natural gas and fuel costs could adversely impact and increase the Company’s cost of sales and selling, marketing, and delivery expenses.

There are other risks and factors not described above that could also cause actual results to differ materially from those in any forward looking statement made by the Company.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. – PROPERTIES

The headquarters of the Company are located in Birmingham, Alabama.  The properties of Golden Flake are described below.

Manufacturing Plants and Office Headquarters

The main plant and office headquarters of Golden Flake are located in Birmingham, Alabama, and are situated on approximately 40 acres of land.  This facility consists of three buildings which have a total of approximately 300,000 square feet of floor area.  The plant manufactures a full line of Golden Flake products.  Golden Flake also has a garage and vehicle maintenance service center from which it services, maintains, repairs, and rebuilds its fleet and delivery trucks in Birmingham.

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

Both manufacturing plants and the office headquarters are owned by Golden Flake.

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

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Golden Enterprises, Inc. and Subsidiary

Market and Dividend Information

The Company’s common stock is traded on the NASDAQ Global Market under the symbol GLDC.  The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended June 1, 2012 and June 3, 2011 and the amount of dividends paid per share in each quarter.  Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.

	Market Price
	High	Low	Dividend
Quarter Year Ended 2012	Price	Price	Paid Per share
First quarter (13 weeks ended September 2, 2011)	$3.68	$3.10	$.0313
Second quarter (13 weeks ended December 2, 2011)	3.90	3.13	.0313
Third quarter (13 weeks ended March 2, 2012)	3.75	3.18	.0313
Fourth quarter (13 weeks ended June 1, 2012)	3.65	3.05	.0313

	High	Low	Dividend
Quarter Year Ended 2011	Price	Price	Paid Per share
First quarter (13 weeks ended August 27, 2010)	$3.42	$2.88	$.0313
Second quarter (13 weeks ended November 26, 2010)	3.93	3.07	.0313
Third quarter (14 weeks ended March 4, 2011)	3.50	2.97	.0313
Fourth quarter (13 weeks ended June 3, 2011)	3.48	2.91	.0313

As of July 27, 2012, there were approximately 909 shareholders of record.

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides Equity Compensation Plan information under which equity securities of the Registrant are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of out- standing options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0
No securities remain under this plan for future awards.

As of October 15, 2011 all outstanding stock options expired and there are no instruments related to diluted earnings that are left outstanding.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the fiscal year ended June 1, 2012.

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

No single product or product line accounts for more than 50% of the Company’s sales, which affords some protection against loss of volume due to a crop failure of major agricultural raw materials or failure to procure an adequate supply of pork skin pellets.  Raw materials used in manufacturing and processing the Company’s snack food products are purchased on the open market, under contract through brokers and directly from growers.  A large part of the raw materials used by the Company consists of farm commodities which are subject to precipitous changes in supply and price.  Weather varies from season to season and directly affects both the quality and supply of farm commodities available.  The Company has no control of the agricultural aspects and its profits are affected accordingly.

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

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized.  Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations.  The amount of the allowance for doubtful accounts is based on management’s estimate of the accounts receivable amount that is uncollectible.  The Company records a general reserve based on analysis of historical data.  In addition, the Company records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer.  The allowance for bad debts is reviewed quarterly, and determined whether the amount should be changed.  Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company.  At June 1, 2012 and June 3 2011, the Company had accounts receivables in the amount of $10,566,073 and $10,220,220, net of an allowance for doubtful accounts of $70,000 and $70,000, respectively.  The Company did not have any major customer write-offs this year that were not covered by credit insurance.

Inventories

Inventories are stated at the lower of cost or market.  Cost is computed on the first-in, first out method.

Accrued Expenses

Management estimates certain expenses in an effort to record those expenses in the period incurred. The Company’s significant estimates relate to insurance expenses. The Company is self-insured for certain casualty losses relating to automobile liability, general liability, workers’ compensation, property losses, and medical claims.  The Company also has stop loss insurance coverage to limit the exposure arising from these claims.  Automobile liability, general liability, workers’ compensation, and property losses costs are covered by letters of credit with the company’s claim administrators.

The Company uses a third-party actuary to estimate the casualty insurance obligations on an annual basis.

In determining the ultimate loss and reserve requirements, the third-party actuary uses various actuarial assumptions including compensation trends, health care cost trends, and discount rates. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors.

The actuarial calculation includes a factor to account for changes in inflation, health care costs, compensation and litigation cost trends, as well as estimated future incurred claims.  This year, the Company utilized a 50% confidence level for estimating the ultimate outstanding casualty liability based on the actuarial report.  This assumes that approximately 50% of each claim should be equal to or less than the ultimate liability recorded based on the historical trends experienced by the Company.  If the Company chose a 75% factor, the liability would have been increased by approximately $0.3 million.  If the Company chose a 90% factor, the liability would have increased by approximately $0.5 million.

This year the Company used a 4% investment rate to discount the estimated claims based on the historical payout pattern during 2012 and 2011.  A one percentage point change in the discount rate would have impacted the liability by approximately $34,400.

Actual ultimate losses could vary from those estimated by the third-party actuary.  The Company believes the reserves established are reasonable estimates of the ultimate liability based on historical trends.

As of June 1, 2012, the Company’s casualty reserve was $1,387,200 and at June 3, 2011 the casualty reserve was $1,538,600.

Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experienced for claims incurred but not yet reported.  Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

Other Commitments

The Company has a letter of credit in the amount of $1,900,000 outstanding at June 1, 2012 compared to $2,000,000 outstanding at June 3, 2011.  The letter of credit supports the Company’s commercial self-insurance program.

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3 million.  The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement with the bank.  In October 2010, the line-of-credit was renewed with no changes from the previous year.  The Company’s line-of-credit debt at June 1, 2012 was $1,293,698 with an interest rate of 3.50%, leaving the Company with $1,706,302 of credit availability.  The Company’s line-of-credit debt as of June 3, 2011 was $1,777,567 with an interest rate of 4.00%, which left the Company with $1,222,433 of credit availability.

The Company’s current ratio (current assets divided by current liabilities) was 1.43 to 1.00 and 1.49 to 1.00 at June 1, 2012 and June 3, 2011, respectively.

Available cash, cash from operations, and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

Net sales increased by 3.9% in fiscal year 2012 and 2.0% in fiscal year 2011.

Cost of sales as a percentage of net sales amounted to 51.9% and 51.5% in 2012 and 2011, respectively.

Selling, general and administrative expenses were 45.2% of net sales in 2012 and 44.6% of net sales in 2011.

Operating income for the fiscal year decreased 24.2% compared to last fiscal year, primarily derived from increased advertising expenses.

The Company’s effective tax rates for 2012 and 2011 were 44.1% and 41.0%, respectively.  Note 6 to the Consolidated Financial Statements provides additional information about the provision for income taxes.

The following tables compare manufactured products to resale products for the fiscal years ended June 1, 2012 and June 3, 2011:

	Manufactured Products-Resale Products

	2012		2011

Sales		%		%
Manufactured Products	$105,302,817	77.3%	$101,290,070	77.3%
Resale Products	30,882,840	22.7%	29,757,780	22.7%
Total	$136,185,657	100.0%	$131,047,850	100.0%

Gross Margin		%		%
Manufactured Products	$54,925,598	52.2%	$52,953,044	52.3%
Resale Products	10,617,782	34.4%	10,665,140	35.8%
Total	$65,543,380	48.1%	$63,618,184	48.5%

Liquidity and Capital Resources

Working capital was $6,005,479 and $7,023,694 at June 1, 2012 and June 3, 2011, respectively.  Net cash provided by operations amounted to $5,747,290 and $5,754,535 in fiscal years June 1, 2012 and June 3, 2011, respectively. During 2012, the principal source of liquidity for the Company’s operating needs was provided from operating activities, credit facilities, and cash on hand.

Additions to property, plant and equipment are expected to be about $5,400,000 in 2013.

Cash dividends of $1,466,831 and $1,467,507 were paid in 2012 and 2011, respectively.

The Company did not purchase any shares of treasury stock in fiscal 2012 while the Company used cash of $36,960 to purchase 12,000 shares of treasury stock in fiscal 2011.

During fiscal 2012, the Company’s debt proceeds net of re-paid debt was ($828,659) versus $2,575,162 during fiscal 2011.

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

Recent Developments

During the most recent fiscal year, the Company began the implementation of an enterprise resource planning (ERP) system.  This system will provide management with real time information to improve forecasting, enhance order and revenue tracking, as well as fully integrating our manufacturing, sales and marketing, human resources, and financial applications.  Once placed into service, the depreciation and amortization costs associated with this system will result in an increase in selling, general, and administrative expenses with an after tax effect currently estimated to be approximately $350,000 per year or a reduction in net income of $.03 per share.  The Company expects cost savings from the implementation of the ERP System due to decreased labor expense and work flow, supply chain and performance management efficiencies.

Recently Issued Accounting Pronouncements

See Note 1 to the consolidated financial statements included in Item 8 for a summary of recently issued accounting pronouncements.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as Company is a Smaller Reporting Company.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiary for the year ended June 1, 2012, consisting of the following, are contained herein:

Consolidated Balance Sheets	- As of June 1, 2012 and June 3, 2011
Consolidated Statements of Income	- Fiscal years ended 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity	- Fiscal years ended 2012 and 2011
Consolidated Statements of Cash Flows	- Fiscal years ended 2012 and 2011
Notes to Consolidated Financial Statements	- Fiscal years ended 2012 and 2011

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of June 1, 2012 and June 3, 2011, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed at Item 15(a) Schedule II.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of June 1, 2012 and June 3, 2011 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of Golden Enterprises, Inc. and subsidiary’s internal control over financial reporting as of June 1, 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama
August 2, 2012

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of June 1, 2012 and June 3, 2011

ASSETS

	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$1,893,816	$2,721,638

Receivables:
Trade accounts	10,349,946	9,881,352
Other	286,127	408,868
	10,636,073	10,290,220
Less: Allowance for doubtful accounts	70,000	70,000
	10,566,073	10,220,220

Inventories:
Raw materials	1,693,629	1,596,731
Finished goods	3,463,169	3,398,898

	5,156,798	4,995,629

Prepaid expenses	1,754,874	1,803,827
Accrued income taxes	59,894	865,467
Deferred income taxes	615,182	633,370
Total current assets	20,046,637	21,240,151

PROPERTY, PLANT AND EQUIPMENT
Land	2,769,499	2,793,593
Buildings	18,323,373	18,305,416
Machinery and equipment	61,247,920	56,296,395
Transportation equipment	6,944,931	7,372,367
	89,285,723	84,767,771
Less: Accumulated depreciation	62,788,133	60,121,353

	26,497,590	24,646,418
OTHER ASSETS
Cash surrender value of life insurance	758,667	934,844
Other	1,450,732	1,299,493

Total other assets	2,209,399	2,234,337

TOTAL	$48,753,626	$48,120,906

See Accompanying Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

	2012	2011

CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,710,417	$998,386
Accounts payable	6,025,465	6,323,448
Current portion of long-term debt	357,921	344,791
Line of credit outstanding	1,293,698	1,777,567
Other accrued expenses	4,472,079	4,604,603
Salary continuation plan	181,578	167,662

Total current liabilities	14,041,158	14,216,457

LONG-TERM LIABILITIES
Note payable-bank, non-current	5,707,062	6,064,983
Salary continuation plan	1,097,655	1,211,895
Deferred income taxes	3,509,305	2,969,917

Total long-term liabilities	10,314,022	10,246,795

STOCKHOLDERS' EQUITY
Common stock - $.66 2/3 par value:
Authorized 35,000,000 shares;
issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	19,607,056	18,866,264
Treasury shares -at cost (2,094,161 shares in 2012 and 2011 respectively)	(10,925,759)	(10,925,759)

Total stockholders' equity	24,398,446	23,657,654

TOTAL	$48,753,626	$48,120,906

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Fiscal Years Ended June 1, 2012 and June 3, 2011

	2012	2011

Net sales	$136,185,657	$131,047,850
Cost of sales	70,642,277	67,429,666
Gross margin	65,543,380	63,618,184

Selling, general and administrative expenses	61,591,496	58,402,401

Operating income	3,951,884	5,215,783

Other (expenses) income:
Gain on sale of assets	162,876	79,483
Interest expense	(282,784)	(371,584)
Other income	113,873	185,585

Total other (expenses) income	(6,035)	(106,516)

Income before income taxes	3,945,849	5,109,267

Provision for income taxes	1,738,226	2,094,499

Net income	$2,207,623	$3,014,768

PER SHARE OF COMMON STOCK
Basic earnings	$0.19	$0.26
Diluted earnings	$0.19	$0.26

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended June 1, 2012 and June 3, 2011

		Additional			Total
	Common	Paid-in	Retained	Treasury	Stockholders'
	Stock	Capital	Earnings	Shares	Equity

Balance - May 28, 2010	$9,219,195	$6,497,954	$17,319,003	$(10,888,799)	$22,147,353

Net income - 2011	-	-	3,014,768	-	3,014,768
Cash dividends paid	-	-	(1,467,507)	-	(1,467,507)
Treasury shares purchased	-	-	-	(36,960)	(36,960)

Balance - June 3, 2011	9,219,195	6,497,954	18,866,264	(10,925,759)	23,657,654

Net income - 2012	-	-	2,207,623	-	2,207,623
Cash dividends paid	-	-	(1,466,831)	-	(1,466,831)

Balance - June 1, 2012	$9,219,195	$6,497,954	$19,607,056	$(10,925,759)	$24,398,446

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Fiscal Years Ended June 1, 2012 and June 3, 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$135,839,804	$130,362,172
Interest income	7,353	4,439
Rental income	42,552	36,775
Other operating cash payments/receipts	63,968	144,371
Cash paid to suppliers and employees for cost of goods sold	(68,449,193)	(64,735,374)
Cash paid for suppliers and employees for selling, general and
administrative	(61,099,333)	(57,818,135)
Income taxes	(375,077)	(1,868,129)
Interest expense	(282,784)	(371,584)

Net cash provided by operating activities	5,747,290	5,754,535

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,214,408)	(5,559,183)
Proceeds from sale of property, plant and equipment	222,755	96,916

Net cash used in investing activities	(4,991,653)	(5,462,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt proceeds	36,639,753	38,903,745
Debt repayments	(37,468,412)	(36,328,583)
Change in checks outstanding in excess of bank
balances	712,031	(85,126)
Purchases of treasury shares	-	(36,960)
Cash dividends paid	(1,466,831)	(1,467,507)

Net cash (used in) provided by financing activities	(1,583,459)	985,569

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(827,822)	1,277,837

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	2,721,638	1,443,801

CASH AND CASH EQUIVALENTS AT
END OF YEAR	$1,893,816	$2,721,638

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Fiscal Years Ended June 1, 2012 and June 3, 2011

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

	2012	2011

Net income	$2,207,623	$3,014,768
Adjustment to reconcile net income to net cash provided
by operating activities:
Depreciation	3,303,353	3,174,956
Deferred income taxes	557,576	1,329,868
Gain on sale of property and equipment	(162,876)	(79,483)
Change in receivables-net	(345,853)	(685,678)
Change in inventories	(161,169)	(94,964)
Change in prepaid expenses	48,956	(230,574)
Change in cash surrender value of insurance	176,177	364,240
Change in other assets - other	(151,239)	(167,256)
Change in accounts payable	(297,983)	186,036
Change in accrued expenses	(132,524)	138,626
Change in salary continuation plan	(100,324)	(92,506)
Change in accrued income taxes	805,573	(1,103,498)

Net cash provided by operating activities	$5,747,290	$5,754,535

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended June 1, 2012 and June 3, 2011

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

Consolidation
The consolidated financial statements include the accounts of Golden Enterprises, Inc. and its wholly-owned subsidiary, Golden Flake Snack Foods, Inc.  All significant inter-company transactions and balances have been eliminated.

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

Fiscal Year
The Company ends its fiscal year on the Friday closest to the last day in May.  The year ended June 1, 2012 included 52 weeks while the year ended June 3, 2011 included 53 weeks.

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
For the Fiscal Years Ended June 1, 2012 and June 3, 2011

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

Advertising
The Company expenses advertising costs as incurred.  These costs are included in selling, general and administrative expenses.  Advertising expense amounted to $7,896,443 and $7,027,456 for the fiscal years 2012 and 2011, respectively.

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

Stock Options
As of October 15, 2011 all outstanding stock options expired and there are no instruments related to diluted earnings that are left outstanding.  See Note 8 for further discussion of our stock option awards.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Year Ended June 1, 2012 and June 3, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Shipping and Handling Costs
Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company, are classified as selling, general and administrative expenses.  Shipping and handling costs amounted to $4,113,192 and $4,020,946 for the fiscal years 2012 and 2011, respectively.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements for the fiscal year ended June 1, 2012 as compared to the recent pronouncements described in our Annual Report on Form 10-K for the fiscal year ended June 3, 2011 that are of significance, or potential significance, to us.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Years Ended June 1, 2012 and June 3, 2011

NOTE 2 – PREPAID EXPENSES

At June 1, 2012 and June 3, 2011, prepaid expenses consist of the following:

	2012	2011

Truck shop supplies	$576,673	$657,788
Insurance deposit	82,959	138,959
Prepaid marketplace spending	227,382	239,157
Prepaid insurance	159,941	168,712
Prepaid taxes and licenses	168,110	152,115
Prepaid dues and supplies	499,905	413,805
Other prepaid	39,904	33,291

	$1,754,874	$1,803,827

NOTE 3 – OTHER ACCRUED EXPENSES

At June 1, 2012 and June 3, 2011, other accrued expenses consist of the following:

	2012	2011
Accrued payroll	$414,270	$402,986
Self insurance liability	1,387,200	1,538,600
Accrued vacation	1,365,648	1,451,787
Other accrued expenses	1,304,961	1,211,230

	$4,472,079	$4,604,603

NOTE 4 - LINE OF CREDIT

The Company has a line-of-credit agreement with a local Birmingham bank that permits borrowing up to $3 million.    The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement.  In October 2011, the line-of-credit was renewed with no changes from the previous year.  The Company’s line-of-credit debt at June 1, 2012 was $1,293,698 with an interest rate of 3.50%, leaving the Company with $1,706,302 of credit availability.  The Company’s line-of-credit debt as of June 3, 2011 was $1,777,567 with an interest rate of 4.00%, leaving the Company with $1,222,433 of credit availability.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Years Ended June 1, 2012 and June 3, 2011

NOTE 5 – LONG-TERM LIABILITIES

Long-term debt at June 1, 2012 and June 3, 2011 consists of the following:

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

	2012	2011
Total equipment note payable	$6,015,767	$6,347,650
Less: current portion	(344,528)	(331,883)
Total non current portion	$5,671,239	$6,015,767

In January 2010, the Company transferred an existing operating lease from one provider to another.  Included in the new lease agreement were 5 transport vehicles that were added as a capital lease.  The capital portion of the lease is for a term of 4 years at an annual interest rate of 3.69%.

	2012	2011
Total capital lease	$49,216	$62,124
Less: current portion	(13,393)	(12,908)
Total non current portion	$35,823	$49,216

	2012	2011
Total note payable and capital lease	$6,064,983	$6,409,774
Less: current portion	(357,921)	(344,791)
Total non current portion	$5,707,062	$6,064,983

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Years Ended June 1, 2012 and June 3, 2011

NOTE 5 – LONG-TERM LIABILITIES- CONTINUED
Other long-term obligations at June 1, 2012 and June 3, 2011 consist of the following:

	2012	2011
Salary continuation plan	$1,279,233	$1,379,557
Less: current portion	(181,578)	(167,662)
Total non current portion	$1,097,655	$1,211,895

The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives.   The Company recognized compensation expense of $67,337 and $62,307 for fiscal 2012 and 2011, respectively.

NOTE 6 – INCOME TAXES

At June 1, 2012 and June 3, 2011 the provision for income taxes consists of the following:

	2012	2011
Current:
Federal	$956,326	$619,114
State	224,324	145,517

	1,180,650	764,631

Deferred:
Federal	413,513	1,069,751
State	144,063	260,117

	557,576	1,329,868

Total	$1,738,226	$2,094,499

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Years Ended June 1, 2012 and June 3, 2011

NOTE 6 – INCOME TAXES- CONTINUED
The effective tax rate for continuing operations differs from the expected tax using statutory rates.  A reconciliation between the expected tax and actual tax follows:

	2012	2011

Tax on income at statutory rates	$1,341,589	$1,737,151
Increase resulting from:
State income taxes, less Federal income tax effect	148,054	95,293
Other - net	248,583	262,055

Total	$1,738,226	$2,094,499

The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:

	2012	2011
Deferred tax assets
Salary continuation plan	$486,108	$524,232
Accrued vacation	518,946	551,679
Inventory capitalization	72,937	43,531
Allowance for doubtful accounts	26,600	26,600
Other accrued expenses	118,960	140,567

Gross deferred tax assets before valuation allowance	1,223,551	1,286,609
Less valuation allowance	-	-

Total deferred tax assets	1,223,551	1,286,609

Deferred tax liabilities
Property and equipment	4,031,269	3,532,277
Prepaid expenses	86,405	90,879
Total deferred tax liabilities	4,117,674	3,623,156

Net deferred tax liability	$2,894,123	$2,336,547

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Years Ended June 1, 2012 and June 3, 2011

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

The Company’s contributions to the Plan are reviewed and approved by the Board of Directors.  For the year ended June 3, 2011, the Board approved an increase in the Company match from 20% of an employee’s eligible contributions to 25% of an employee’s eligible contributions.  Total plan contributions for the years ended June 1, 2012 and June 3, 2011 were $161,833 and $166,305, respectively.

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

	2012	2011

Accrued salary continuation plan - beginning of year	$1,379,557	$1,472,063

Benefits accrued	67,337	62,307

Benefits paid	(167,661)	(154,813)

Accrued salary continuation plan - end of year	$1,279,233	$1,379,557

NOTE 8 – LONG-TERM INCENTIVE PLANS

The Company had a long-term incentive plan which, by its terms, expired on October 15, 2011 under which future stock option grants were previously issued.  This Plan is administered by the Stock Option Committee of the Board of Directors, which had sole discretion, subject to the terms of the Plan, to determine those employees, including executive officers, eligible to receive awards and the amount and type of such awards.  The Stock Option Committee also had the authority to interpret the Plan and make all other determinations required in the administration thereof.  No options were outstanding on June 1, 2012 and the Plan is no longer in effect.

The Plan provided for the granting of Incentive Stock Options as defined under the Internal Revenue Code.  Under the Plan, grants of incentive stock options were made to selected officers and employees, with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company’s stock at the date of grant. No awards or options could be granted under the Plan and the Plan is no longer in effect after October 15, 2011.

Five hundred thousand shares of the Company’s stock were initially reserved for issuance under this Plan.  The following is a summary of transactions:

	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding - beginning of year	329,000	$3.81	329,000	$3.81
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	329,000	3.81	-	-

Outstanding - end of year	-	$-	329,000	$3.81

All options granted under this plan expired on October 15, 2011.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended June 1, 2012 and June 3, 2011

NOTE 9 – NET INCOME PER SHARE

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock.  As of October 15, 2011, all stock options expired and there are no instruments related to diluted earnings that are left outstanding at June 1, 2012.  At June 3, 2011 options on the 329,000 shares were antidilutive. Thus, they were also not included in the computation of diluted earnings per share. The following reconciles the information used to compute basic and diluted earnings per share:

	Average Common Stock Shares

	2012	2011

Basic weighted average shares outstanding	11,734,632	11,735,893
Effect of options	-	-
	11,734,632	11,735,893

NOTE 10 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the quoted market prices for those instruments that are actively traded in financial markets.  In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques.  The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instruments, such as estimates of timing and amount of expected future cash flows.  Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses.  In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

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

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended June 1, 2012 and June 3, 2011

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Rental expense was $1,298,242 in 2012 and $1,230,657 in 2011.

The Company has entered into various operating lease agreements to replace aging route vans and transport trucks.  The current annual obligation under this agreement is $1,057,898.  Future minimum lease commitments for operating leases at June 1, 2012 were as follows:

2013	$1,057,898
2014	826,582
2015	480,301
2016	185,058
2017	70,075

The Company has a letter of credit in the amount of $1,900,000 outstanding at June 1, 2012 compared to $2,000,000 outstanding at June 3, 2011.  The letter of credit supports the Company’s commercial self-insurance program.  The Company pays a commitment fee of 0.75% to maintain the letters of credit.

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

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended June 1, 2012 and June 3, 2011

NOTE 13 – SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

The following tabulation gives certain supplementary statement of income information for the years ended June 1, 2012 and June 3, 2011:

	2012	2011

Maintenance and repairs	$6,373,126	$6,374,611
Depreciation	3,303,353	3,174,956
Payroll taxes	2,247,331	2,331,658

Amounts for other taxes, rents, and research and development costs are not presented because each of such amounts is less than 1% of total revenues.

NOTE 14 – SUBSEQUENT EVENT

Not Applicable.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our company’s management, under the supervision of and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 1, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 1, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of June 1, 2012. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 1, 2012, the company’s internal control over financial reporting is effective based on those criteria set forth.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal controls over financial reporting occurred during the fiscal quarter ended June 1, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION
Not Applicable.

PART III

ITEM 10. – DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of information as follows and as set forth under the caption Executive Officers of the Registrant and Its Subsidiary which appears in Part I of this Form 10-K on Page 7, the information required by this item is incorporated by reference to the sections of the Company’s Proxy Statement entitled “Election of Directors,” “Additional Information Concerning the Board of Directors,”  “Executive Compensation and Other Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” and “Corporate Governance” for the 2012 Annual Meeting of Stockholders to be held September 20, 2012.

Section 16A Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission (“SEC”).  All officers and directors timely filed required Form 4 and 5 reports.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held September 20, 2012.  See Item 5 of this Annual Report on Form 10-K for information concerning the Company’s equity compensation plans.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held September 20, 2012.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled “Certain Related Party Transactions” and “Director Independence” of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held September 20, 2012.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Independent Accountants” of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held September 20, 2012.

Prior to September 30, 2012, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

PART IV

ITEM 15. - EXHIBITS AND FINANCIAL STATEMENT
SCHEDULES

   (a)  1. LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

Consolidated Balance Sheets – June 1, 2012 and June 3, 2011

Consolidated Statements of Income- Years ended June 1, 2012 and June 3, 2011

Consolidated Statements of Changes in Stockholders’ Equity- Years ended June 1, 2012 and June 3, 2011

Consolidated Statements of Cash Flows- Years ended June 1, 2012 and June 3, 2011

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

GOLDEN ENTERPRISES, INC.

By /s/Patty Townsend	August 17, 2012
Patty Townsend	Date
Vice President, Secretary and Principal Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark W. McCutcheon	Chairman of the Board, Chief	August 17, 2012
Mark W. McCutcheon	Executive Officer, and President

/s/ Patty Townsend	Vice President, Secretary and	August 17, 2012
Patty Townsend	Principal Financial Officer

/s/ F. Wayne Pate	Director	August 17, 2012
F. Wayne Pate

/s/ Edward R. Pascoe	Director	August 17, 2012
Edward R. Pascoe

/s/ John P. McKleroy, Jr	Director	August 17, 2012
John P. McKleroy, Jr.

/s/ John S.P. Samford	Director	August 17, 2012
John S.P. Samford

/s/ J. Wallace Nall, Jr.	Director	August 17, 2012
J. Wallace Nall, Jr.

/s/ Joann F. Bashinsky	Director	August 17, 2012
Joann F. Bashinsky

/s/ Paul R. Bates	Executive Vice-President	August 17, 2012
Paul R. Bates	and Director

/s/ David A. Jones	Executive Vice-President	August 17, 2012
David A. Jones	and Director

/s/ William B. Morton, Jr.	Director	August 17, 2012
William B. Morton, Jr.

/s/ John S. Stein III	Director	August 17, 2012
John S. Stein III

SCHEDULE II

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended June 1, 2012 and June 3, 2011

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Allowance for Doubtful Accounts	of Year	Expenses	Deductions	of Year

Year ended June 3, 2011	$76,790	$0	$6,790	$70,000

Year ended June 1, 2012	$70,000	$0	$0	$70,000

This page is intentionally left blank

	INDEX TO EXHIBITS	Page

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