Form 10-Q
period 2012-08-31
GOLDEN ENTERPRISES INC
filed 2012-10-11
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended August 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)   No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes (X) No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). (Check one):
Large accelerated filer ____	Accelerated filer ____	Non-accelerated filer ____	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 28, 2012.

Outstanding at
Class	September 28, 2012
Common Stock, Par Value $0.66 2/3	11,734,632

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	August 31,	June 1,
	2012	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$740,524	$1,893,816
Receivables, net	10,012,249	10,566,073
Inventories:
Raw materials and supplies	1,553,264	1,693,629
Finished goods	3,750,363	3,463,169
	5,303,627	5,156,798

Prepaid expenses	3,081,458	1,754,874
Accrued income taxes	-	59,894
Deferred income taxes	615,182	615,182
Total current assets	19,753,040	20,046,637

Property, plant and equipment, net	26,210,225	26,497,590
Other assets	2,263,751	2,209,399

Total	$48,227,016	$48,753,626

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,148,520	$1,710,417
Accounts payable	5,572,762	6,025,465
Accrued income taxes	418,872	-
Current portion of long-term debt	361,153	357,921
Other accrued expenses	4,913,977	4,472,079
Salary continuation plan	185,234	181,578
Line of credit outstanding	732,283	1,293,698

Total current liabilities	13,332,801	14,041,158

LONG-TERM LIABILITIES
Notes payable - bank, non-current	5,615,975	5,707,062
Salary continuation plan	1,067,061	1,097,655
Deferred income taxes	3,509,305	3,509,305

Total long-term liabilities	10,192,341	10,314,022

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	19,910,484	19,607,056
	35,627,633	35,324,205
Less: Cost of common shares in treasury (2,094,161 shares at August 31, 2012
and 2,094,161 shares at June 1, 2012)	(10,925,759)	(10,925,759)

Total stockholder's equity	24,701,874	24,398,446

Total	$48,227,016	$48,753,626

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Thirteen
	Weeks	Weeks
	Ended	Ended
	August 31, 2012	September 2, 2011

Net sales	$34,683,455	$33,245,190
Cost of sales	17,556,439	17,241,618
Gross margin	17,127,016	16,003,572

Selling, general and administrative expenses	15,934,807	14,930,692
Operating income	1,192,209	1,072,880

Other income (expenses):
Gain on sale of assets	19,409	84,342
Interest expense	(59,953)	(75,235)
Other income	22,637	36,840
Total other income (expenses)	(17,907)	45,947

Income before income taxes	1,174,302	1,118,827
Income taxes	504,166	419,256
Net income	$670,136	$699,571

PER SHARE OF COMMON STOCK
Basic earnings	$0.06	$0.06
Diluted earnings	$0.06	$0.06

Weighted average number of common
stock share outstanding:
Basic	11,734,632	11,734,632
Diluted	11,734,632	11,734,632

Cash dividends paid per share of
common stock	$0.0313	$0.0313

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	August 31, 2012	September 2, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$35,237,279	$32,763,356
Miscellaneous income	(30,049)	36,840
Cash paid to suppliers and employees	(17,511,620)	(16,131,169)
Cash paid for operating expenses	(16,664,882)	(15,960,704)
Income taxes paid	(25,400)	(29,498)
Interest expenses paid	(59,953)	(75,235)
Net cash provided by operating activities	945,375	603,590

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(550,207)	(1,142,955)
Proceeds from sale of property, plant and equipment	29,414	109,285
Net cash used in investing activities	(520,793)	(1,033,670)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	9,485,232	10,156,369
Debt repayments	(10,134,501)	(10,533,098)
Change in checks outstanding in excess of bank
balances	(561,897)	504,272
Cash dividends paid	(366,708)	(366,708)
Net cash used in financing activities	(1,577,874)	(239,165)

Net change in cash and cash equivalents	(1,153,292)	(669,245)
Cash and cash equivalents at beginning of period	1,893,816	2,721,638
Cash and cash equivalents at end of period	$740,524	$2,052,393

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	August 31, 2012	September 2, 2011

Net Income	$670,136	$699,571
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	827,566	851,029
Gain on sale of property and equipment	(19,409)	(84,342)

Changes in operating assets and liabilities:
Change in receivables - net	553,824	(481,834)
Change in inventories	(146,829)	(439,358)
Change in prepaid expenses	(1,326,584)	(1,194,415)
Change in other assets	(54,352)	189,397
Change in accounts payable	(452,703)	850,013
Change in accrued expenses	441,898	(151,269)
Change in salary continuation	(26,938)	(24,960)
Change in accrued income taxes	478,766	389,758

Net cash provided by operating activities	$945,375	$603,590

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
The accompanying unaudited condensed consolidated financial statements of Golden Enterprises, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for year ended June 1, 2012 which can be found on our website at www.goldenflake.com/financial.html.

2.	The consolidated results of operations for the thirteen weeks ended August 31, 2012 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 31, 2013.

3.	The following tables summarize the prepaid assets accounts at August 31, 2012 and June 1, 2012.

	August 31, 2012	June 1, 2012

Truck shop supplies	$512,406	$576,673
Insurance deposit	82,959	82,959
Prepaid marketplace spending	175,470	227,382
Deferred advertising fees	1,063,125	-
Prepaid insurance	207,944	159,941
Prepaid taxes/licenses	105,402	168,110
Prepaid dues/supplies	881,644	499,905
Other	52,508	39,904

	$3,081,458	$1,754,874

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

6.
The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended August 31, 2012 and September 2, 2011:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	August 31, 2012	September 2, 2011

Weighted average number of common shares used in computing basic	11,734,632	11,734,632
earnings per share
Effect of dilutive stock options	0	0

Weighted average number of common shares and dilutive potential
common stock used in computing dilutive earnings per share	11,734,632	11,734,632

Stock options excluded from the above reconciliation because they are
anti-dilutive	0	329,000

7.
The Company has a letter of credit in the amount of $1,900,000 outstanding at August 31, 2012 compared to $2,000,000 outstanding at September 2, 2011. The letter of credit supports the Company’s commercial self-insurance program.

8.
The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3,000,000. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement. The Company’s line-of-credit debt as of August 31, 2012 was $732,283 with an interest rate of 3.50%, leaving the Company with $2,267,717 of credit availability. The Company’s line-of-credit debt as of June 1, 2012 was $1,293,698 with an interest rate of 3.50%, leaving the Company with $1,706,302 of credit availability.

9.
The Company has a note payable with a balance of $6,000,000 as of August 31, 2012.  The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility.  In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4,000,000.  In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the purchase and implementation of a new Enterprise Resource Planning computer software system.  At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the repayment of the loan.  The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of August 31, 2012, and the related condensed consolidated statements of income for the thirteen week periods ended August 31, 2012 and September 2, 2011, and the related condensed statements of cash flows for the thirteen week periods ending August 31, 2012 and September 2, 2011.  These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of June 1, 2012 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the fiscal year then ended (not presented herein), and in our report dated August 2, 2012 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 1, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama
October 4, 2012

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  This discussion should be read in conjunction with our recent SEC filings, including Form 10-K for the year ended June 1, 2012.  The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances.  We routinely evaluate our estimates including those considered significant and discussed in detail in Form 10-K for the year ended June 1, 2012.  Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

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

Liquidity and Capital Resources

At August 31, 2012 and June 1, 2012, working capital was $6,420,239 and $6,005,479, respectively.

The Company did not purchase shares of treasury stock this quarter.  The Company’s current ratio was 1.48 to 1.00 at August 31, 2012 compared to 1.43 to 1.00 at June 1, 2012.

Accounts Receivable and Allowance for Doubtful Accounts

At August 31, 2012 and June 1, 2012 the Company had accounts receivables in the amount of $10,012,249 and $10,566,073 respectively, net of an allowance for doubtful accounts of $70,000.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended August 31, 2012, net sales increased 4.3% from the thirteen weeks ended September 2, 2012. This year’s first quarter cost of sales was 50.6% of net sales compared to 51.9% for last year’s first quarter.  This year’s first quarter, selling, general and administrative expenses were 46.0% of net sales compared to 44.9% for last year’s first quarter.

The following tables compare manufactured products to resale products:

Manufactured Products-Resale Products

	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 31, 2012		September 2, 2011
Sales		%		%
Manufactured Products	$27,290,219	78.7%	$25,727,780	77.4%
Resale Products	7,393,236	21.3%	7,517,410	22.6%
Total	$34,683,455	100.0%	$33,245,190	100.0%

Gross Margin		%		%
Manufactured Products	$14,563,639	53.4%	$13,421,183	52.2%
Resale Products	2,563,377	34.7%	2,582,389	34.4%
Total	$17,127,016	49.4%	$16,003,572	48.1%

The Company’s gain on sale of assets for the thirteen weeks ended August 31, 2012 in the amount of $19,409 was from the sale of used transportation equipment.

For last year’s thirteen weeks, the gain on sale of assets was $84,342 from i) the sale of property in Pensacola, Florida to Verizon Wireless Personal Communications LP for $74,950 and ii) the sale of used transportation equipment for $9,392.

The Company’s effective tax rate for the thirteen weeks was 42.9% compared to 37.5% for the last year’s thirteen weeks.

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

MINE SAFETY DISCLOSURES

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

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

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended August 31, 2012.

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: October 11, 2012	/s/ Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated: October 11, 2012	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)