Form 10-Q
period 2012-11-30
GOLDEN ENTERPRISES INC
filed 2013-01-11
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended November 30, 2012

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
Large accelerated filer _______	Accelerated filer _______	Non-accelerated filer _______	Smaller reporting company _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2012.
Outstanding at
Class	December 31, 2012
Common Stock, Par Value $0.66 2/3	11,732,632

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30,	June 1,
	2012	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$847,994	$1,893,816
Receivables, net	9,979,758	10,566,073
Inventories:
Raw materials and supplies	2,393,483	1,693,629
Finished goods	3,438,326	3,463,169
	5,831,809	5,156,798

Prepaid expenses	2,479,929	1,754,874
Accrued income taxes	-	59,894
Deferred income taxes	615,182	615,182

Total current assets	19,754,672	20,046,637

Property, plant and equipment, net	26,160,186	26,497,590
Other assets	2,011,617	2,209,399

Total	$47,926,475	$48,753,626

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,491,443	$1,710,417
Accounts payable	5,347,119	6,025,465
Accrued income taxes	647,993	-
Current portion of long-term debt	364,381	357,921
Other accrued expenses	4,432,589	4,472,079
Salary continuation plan	188,963	181,578
Line of credit outstanding	614,075	1,293,698

Total current liabilities	13,086,563	14,041,158

LONG-TERM LIABILITIES
Notes payable - bank, non-current	5,524,191	5,707,062
Salary continuation plan	1,035,852	1,097,655
Deferred income taxes	3,509,305	3,509,305

Total long-term liabilities	10,069,348	10,314,022

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	19,986,034	19,607,056
	35,703,183	35,324,205
Less: Cost of common shares in treasury (2,096,161 shares at November 30, 2012
and 2,094,161 shares at June 1, 2012)	(10,932,619)	(10,925,759)

Total stockholder's equity	24,770,564	24,398,446

Total	$47,926,475	$48,753,626

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	November 30, 2012	December 2, 2011	November 30, 2012	December 2, 2011

Net sales	$33,208,620	$33,230,663	$67,892,075	$66,475,853
Cost of sales	17,163,576	17,478,476	34,720,015	34,720,094
Gross margin	16,045,044	15,752,187	33,172,060	31,755,759

Selling, general and administrative expenses	15,145,750	14,987,933	31,080,557	29,918,625
Operating income	899,294	764,254	2,091,503	1,837,134

Other income (expenses):
Gain on sale of assets	31,000	8,043	50,409	92,385
Interest expense	(56,298)	(73,328)	(116,251)	(148,563)
Other income	20,996	29,003	43,633	65,843
Total other income (expenses)	(4,302)	(36,282)	(22,209)	9,665

Income before income taxes	894,992	727,972	2,069,294	1,846,799
Income taxes	452,735	275,887	956,901	695,143
Net income	$442,257	$452,085	$1,112,393	$1,151,656

PER SHARE OF COMMON STOCK
Basic and Diluted earnings	$0.04	$0.04	$0.10	$0.10

Weighted average number of common
stock share outstanding:
Basic and Diluted	11,734,061	11,734,632	11,734,346	11,734,632

Cash dividends paid per share of
common stock	$0.0313	$0.0313	$0.0625	$0.0625

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	November 30, 2012	December 2, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$68,478,390	$66,376,636
Miscellaneous income	43,633	65,843
Cash paid to suppliers and employees	(34,788,027)	(34,002,689)
Cash paid for operating expenses	(31,336,262)	(30,003,516)
Income taxes paid	(249,014)	(268,989)
Interest expenses paid	(116,251)	(148,563)
Net cash provided by operating activities	2,032,469	2,018,722

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(1,328,125)	(2,564,251)
Proceeds from sale of property, plant and equipment	65,119	128,560
Net cash used in investing activities	(1,263,006)	(2,435,691)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	19,738,588	18,403,341
Debt repayments	(20,594,623)	(18,973,556)
Change in checks outstanding in excess of bank
balances	(218,974)	638,747
Cash dividends paid	(733,416)	(733,416)
Purchase of treasury shares	(6,860)	-
Net cash used in financing activities	(1,815,285)	(664,884)

Net change in cash and cash equivalents	(1,045,822)	(1,081,853)
Cash and cash equivalents at beginning of period	1,893,816	2,721,638
Cash and cash equivalents at end of period	$847,994	$1,639,785

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	November 30, 2012	December 2, 2011

Net Income	$1,112,393	$1,151,656
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,650,821	1,670,752
Gain on sale of property and equipment	(50,409)	(92,385)

Changes in operating assets and liabilities:
Change in receivables - net	586,315	(99,217)
Change in inventories	(675,011)	(1,003,494)
Change in prepaid expenses	(725,055)	(684,300)
Change in other assets	197,782	232,587
Change in accounts payable	(678,346)	350,247
Change in accrued expenses	(39,490)	117,144
Change in salary continuation	(54,418)	(50,422)
Change in accrued income taxes	707,887	426,154

Net cash provided by operating activities	$2,032,469	$2,018,722

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

2.
The consolidated results of operations for the twenty-six weeks ended November 30, 2012 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 31, 2013.

3.	The following tables summarize the prepaid assets accounts at November 30, 2012 and June 1, 2012.

	November 30, 2012	June 1, 2012

Truck shop supplies	$503,297	$576,673
Insurance deposit	82,959	82,959
Prepaid marketplace spending	205,082	227,382
Deferred advertising fees	708,750	-
Prepaid insurance	487,207	159,941
Prepaid taxes/licenses	92,745	168,110
Prepaid dues/supplies	281,570	499,905
Other	118,319	39,904

	$2,479,929	$1,754,874

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

6.
The Company has a letter of credit in the amount of $1,900,000 outstanding at November 30, 2012 compared to $2,000,000 outstanding at December 2, 2011. The letter of credit supports the Company’s commercial self-insurance program.

7.
The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3,000,000. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement. The Company’s line-of-credit debt as of November 30, 2012 was $614,075 with an interest rate of 3.50%, leaving the Company with $2,385,925 of credit availability. The Company’s line-of-credit debt as of June 1, 2012 was $1,293,698 with an interest rate of 3.50%, leaving the Company with $1,706,302 of credit availability.

8.
The Company has a note payable with a balance of $5,888,572 as of November 30, 2012.  The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility.  In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4,000,000.  In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the purchase and implementation of a new Enterprise Resource Planning computer software system.  At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the repayment of the loan.  The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

9.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of November 30, 2012, and the related condensed consolidated statements of income for the thirteen week and twenty-six week periods ended November 30, 2012 and December 2, 2011, and the related condensed statements of cash flows for the twenty-six week periods ending November 30, 2012 and December 2, 2011.  These financial statements are the responsibility of the Company’s management.

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
January 10, 2013

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

Liquidity and Capital Resources

At November 30, 2012 and June 1, 2012, working capital was $6,668,109 and $6,005,479, respectively.

The Company purchased 2,000 shares of treasury stock this quarter in the amount of $6,860.00.  The Company’s current ratio was 1.51 to 1.00 at November 30, 2012 compared to 1.43 to 1.00 at June 1, 2012.

Accounts Receivable and Allowance for Doubtful Accounts

At November 30, 2012 and June 1, 2012 the Company had accounts receivables in the amount of $9,979,758 and $10,566,073 respectively, net of an allowance for doubtful accounts of $70,000.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended November 30, 2012, net sales decreased 0.1% from the comparable period in fiscal 2012. For the twenty-six weeks ended November 30, 2012, net sales increased 2.1% from the comparable period in fiscal 2012.  This year’s second quarter cost of sales was 51.7% of net sales compared to 52.6% for last year’s second quarter.  This year’s cost of sales year to date was 51.1% of net sales compared to 52.2% for last year’s year to date.  This year’s second quarter, selling, general and administrative expenses were 45.6% of net sales compared to 45.1% for last year’s second quarter.  This year’s selling, general and administrative expenses year to date were 45.8% of net sales compared to 45.0% for last year’s year to date.

The following tables compare manufactured products to resale products:

Manufactured Products-Resale Products

	Thirteen Weeks Ended		Thirteen Weeks Ended
	November 30, 2012		December 2, 2011
Sales		%		%
Manufactured Products	$28,033,747	84.4%	$25,087,989	75.5%
Resale Products	5,174,873	15.6%	8,142,674	24.5%
Total	$33,208,620	100.0%	$33,230,663	100.0%

Gross Margin		%		%
Manufactured Products	$14,839,670	52.9%	$12,974,209	51.7%
Resale Products	1,205,374	23.3%	2,777,978	34.1%
Total	$16,045,044	48.3%	$15,752,187	47.4%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	November 30, 2012		December 2, 2011
Sales		%		%
Manufactured Products	$55,323,966	81.5%	$50,813,771	76.4%
Resale Products	12,568,109	18.5%	15,662,082	23.6%
Total	$67,892,075	100.0%	$66,475,853	100.0%

Gross Margin		%		%
Manufactured Products	$29,403,309	53.1%	$26,395,049	51.9%
Resale Products	3,768,751	30.0%	5,360,710	34.2%
Total	$33,172,060	48.9%	$31,755,759	47.8%

The Company’s gain on sale of assets for the thirteen weeks ended November 30, 2012 in the amount of $31,000 was from the sale of used transportation equipment.

For last year’s thirteen weeks, the gain on sale of assets in the amount of $8,043 was from the sale of used transportation equipment.

The Company’s effective tax rate for the thirteen weeks was 50.6% compared to 37.9% for the last year’s thirteen weeks.  The Company’s effective tax rate for the twenty-six weeks ended November 30, 2012 was 46.2% and 37.7% for the comparable period last year.

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

Inflation

Certain costs and expenses of the Company are affected by inflation. The Company’s prices for its products over the past several years have remained relatively flat.  The Company will contend with the effect of further inflation to the extent possible through efficient purchasing, improved manufacturing methods, pricing, and by monitoring and controlling expenses.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company or its subsidiary other than routine litigation incidental to the business of the Company and its subsidiary.

ITEM 1A

RISK FACTORS

As a “Smaller reporting company”, the Company is not required to provide the information under this item.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this report.

Registrant Purchases of Equity Securities.

The Company purchased 2,000 shares of treasury stock for the quarterly period ended November 30, 2012 in the amount of $6,860.00.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1 to September 28	-0-	-0-	-0-	-0-
September 29 to November 2	-0-	-0-	-0-	-0-
November 3 to November 30	(1) 2,000	3.43	-0-	-0-
Total First Quarter	2,000	3.43	-0-	-0-

(1)
On November 5, 2012, the Company purchased 2,000 of its shares through a private purchase settled on November 5, 2012.  The price paid for such shares was the average for the high and low prices paid for the stock on the settlement date.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

MINE SAFETY DISCLOSURES

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: January 11, 2013	/s/Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated: January 11, 2013	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)