Form 10-Q
period 2013-03-01
GOLDEN ENTERPRISES INC
filed 2013-04-11
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended March 1, 2013

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
Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 29, 2013.

Outstanding at
Class	March 29, 2013
Common Stock, Par Value $0.66 2/3	11,732,632

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 1,	June 1,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$782,959	$1,893,816
Receivables, net	10,559,757	10,566,073
Inventories:
Raw materials and supplies	1,913,607	1,693,629
Finished goods	3,498,367	3,463,169
	5,411,974	5,156,798

Prepaid expenses	2,078,632	1,754,874
Accrued income taxes	-	59,894
Deferred income taxes	615,182	615,182

Total current assets	19,448,504	20,046,637

Property, plant and equipment, net	26,228,624	26,497,590
Other assets	2,332,749	2,209,399

Total	$48,009,877	$48,753,626

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,626,176	$1,710,417
Accounts payable	4,260,373	6,025,465
Accrued income taxes	510,449	-
Current portion of long-term debt	393,052	357,921
Other accrued expenses	4,496,318	4,472,079
Salary continuation plan	192,768	181,578
Line of credit outstanding	1,736,955	1,293,698

Total current liabilities	13,216,091	14,041,158

LONG-TERM LIABILITIES
Notes payable - bank, non-current	5,404,943	5,707,062
Salary continuation plan	1,003,818	1,097,655
Deferred income taxes	3,509,305	3,509,305

Total long-term liabilities	9,918,066	10,314,022

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	20,091,190	19,607,056
	35,808,339	35,324,205
Less: Cost of common shares in treasury (2,096,161 shares at March 1, 2013
and 2,094,161 shares at June 1, 2012)	(10,932,619)	(10,925,759)

Total stockholder's equity	24,875,720	24,398,446

Total	$48,009,877	$48,753,626

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	March 1, 2013	March 2, 2012	March 1, 2013	March 2, 2012

Net sales	$33,641,238	$34,429,717	$101,533,313	$100,905,570
Cost of sales	17,419,327	17,902,409	52,139,342	52,622,503
Gross margin	16,221,911	16,527,308	49,393,971	48,283,067

Selling, general and administrative expenses	15,345,178	15,564,283	46,425,735	45,482,908
Operating income	876,733	963,025	2,968,236	2,800,159

Other income (expenses):
Gain on sale of assets	5,531	44,450	55,940	136,835
Interest expense	(67,673)	(70,313)	(183,924)	(218,876)
Other income	35,809	22,522	79,442	88,365
Total other income (expenses)	(26,333)	(3,341)	(48,542)	6,324

Income before income taxes	850,400	959,684	2,919,694	2,806,483
Income taxes	378,012	366,724	1,334,913	1,061,867
Net income	$472,388	$592,960	$1,584,781	$1,744,616

PER SHARE OF COMMON STOCK
Basic and Diluted earnings	$0.04	$0.05	$0.14	$0.15

Weighted average number of common
stock share outstanding:
Basic and Diluted	11,732,632	11,734,632	11,733,775	11,734,632

Cash dividends paid per share of
common stock	$0.0313	$0.0313	$0.0938	$0.9380

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	March 1, 2013	March 2, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$101,539,629	$100,279,095
Miscellaneous income	79,442	88,365
Cash paid to suppliers and employees	(52,223,815)	(51,790,737)
Cash paid for operating expenses	(46,350,384)	(45,384,829)
Income taxes paid	(764,570)	(309,108)
Interest expenses paid	(183,923)	(218,876)
Net cash provided by operating activities	2,096,379	2,663,910

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(2,261,171)	(3,423,624)
Proceeds from sale of property, plant and equipment	69,415	231,177
Net cash used in investing activities	(2,191,756)	(3,192,447)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	28,883,232	27,204,764
Debt repayments	(28,706,964)	(27,285,054)
Change in checks outstanding in excess of bank
balances	(84,241)	463,130
Cash dividends paid	(1,100,647)	(1,100,124)
Purchase of treasury shares	(6,860)	-
Net cash used in financing activities	(1,015,480)	(717,284)

Net change in cash and cash equivalents	(1,110,857)	(1,245,821)
Cash and cash equivalents at beginning of period	1,893,816	2,721,638
Cash and cash equivalents at end of period	$782,959	$1,475,817

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	March 1, 2013	March 2, 2012

Net Income	$1,584,781	$1,744,616
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,516,662	2,463,063
Gain on sale of property and equipment	(55,940)	(136,835)

Changes in operating assets and liabilities:
Change in receivables - net	6,316	(626,475)
Change in inventories	(255,176)	(330,131)
Change in prepaid expenses	(323,758)	(344,887)
Change in other assets	(123,350)	92,600
Change in accounts payable	(1,765,092)	(707,816)
Change in accrued expenses	24,239	(166,587)
Change in salary continuation	(82,647)	(76,397)
Change in accrued income taxes	570,344	752,759

Net cash provided by operating activities	$2,096,379	$2,663,910

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

2.
The consolidated results of operations for the thirty-nine weeks ended March 1, 2013 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 31, 2013.

3.	The following tables summarize the prepaid assets accounts at March 1, 2013 and June 1, 2012.

	March 1, 2013	June 1, 2012

Truck shop supplies	$476,146	$576,673
Insurance deposit	82,959	82,959
Prepaid marketplace spending	203,659	227,382
Deferred advertising fees	394,551	-
Prepaid insurance	439,323	159,941
Prepaid taxes/licenses	129,483	168,110
Prepaid dues/supplies	234,101	499,905
Other	118,410	39,904

	$2,078,632	$1,754,874

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

6.
The Company has a letter of credit with an outstanding amount of $1,900,000 outstanding at March 1, 2013 compared to $2,000,000 outstanding at March 1, 2012. The letter of credit supports the Company’s commercial self-insurance program.

7.
The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3,000,000. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement. The Company’s line-of-credit debt as of March 1, 2013 was $1,736,955 with an interest rate of 3.50%, leaving the Company with $1,263,045 of credit availability. The Company’s line-of-credit debt as of June 1, 2012 was $1,293,698 with an interest rate of 3.50%, leaving the Company with $1,706,302 of credit availability.

8.
The Company has a note payable with a balance of $5,797,995 as of March 1, 2013.  The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility.  In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4,000,000.  In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the purchase and implementation of a new Enterprise Resource Planning computer software system.  At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the repayment of the loan.  The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of March 1, 2013, and the related condensed consolidated statements of income for the thirteen week and thirty-nine week periods ended March 1, 2013 and March 2, 2012, and the related condensed statements of cash flows for the thirty-nine week periods ending March 1, 2013 and March 2, 2012.  These financial statements are the responsibility of the Company’s management.

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
April 4, 2013

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

Overview

The Company manufactures and distributes a full line of high quality salted snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings, puff corn, and crinkle cut fries.  The products are all packaged in flexible bags or other suitable wrapping material.  The Company also sells canned dips, pretzels, peanut butter crackers, cheese crackers, dried meat products, and nuts packaged by other manufacturers using the Golden Flake label.

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

The Company sells its products both through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the Southeastern United States.  The products are distributed through the independent distributors and route representatives who are supplied with selling inventory by the Company’s trucking fleet.  All of the route representatives are employees of the Company and use the Company’s direct-store delivery system.

Liquidity and Capital Resources

At March 1, 2013 and June 1, 2012, working capital was $6,232,413 and $6,005,479, respectively.

The Company’s current ratio was 1.47 to 1.00 at March 1, 2013 compared to 1.43 to 1.00 at June 1, 2012.

Accounts Receivable and Allowance for Doubtful Accounts

At March 1, 2013 and June 1, 2012 the Company had accounts receivables in the amount of $10,559,757 and $10,566,073 respectively, net of an allowance for doubtful accounts of $70,000.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended March 1, 2013, net sales decreased 2.3% from the comparable period in fiscal 2012. For the thirty-nine weeks ended March 1, 2013, net sales increased 0.6% from the comparable period in fiscal 2012.  This year’s third quarter cost of sales was 51.8% of net sales compared to 52.0% for last year’s third quarter.  This year’s cost of sales year to date was 51.4% of net sales compared to 52.2% for last year’s year to date.  This year’s third quarter, selling, general and administrative expenses were 45.6% of net sales compared to 45.2% for last year’s third quarter.  This year’s selling, general and administrative expenses year to date were 45.7% of net sales compared to 45.1% for last year’s year to date.

The following tables compare manufactured products to resale products:

Manufactured Products-Resale Products

	Thirteen Weeks Ended		Thirteen Weeks Ended
	March 1, 2013		March 2, 2012
Sales		%		%
Manufactured Products	$24,643,951	73.3%	$26,887,219	78.1%
Resale Products	8,997,287	26.7%	7,542,498	21.9%
Total	$33,641,238	100.0%	$34,429,717	100.0%

Gross Margin		%		%
Manufactured Products	$12,212,771	49.6%	$13,960,128	51.9%
Resale Products	4,009,140	44.6%	2,567,180	34.0%
Total	$16,221,911	48.2%	$16,527,308	48.0%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	March 1, 2013		March 2, 2012
Sales		%		%
Manufactured Products	$79,967,917	78.8%	$77,701,386	77.0%
Resale Products	21,565,396	21.2%	23,204,184	23.0%
Total	$101,533,313	100.0%	$100,905,570	100.0%

Gross Margin		%		%
Manufactured Products	$41,616,080	52.0%	$40,355,172	51.9%
Resale Products	7,777,891	36.1%	7,927,895	34.2%
Total	$49,393,971	48.6%	$48,283,067	47.8%

The Company’s gain on sale of assets for the thirteen weeks ended March 1, 2013 in the amount of $5,531 was from the sale of used transportation equipment.

For last year’s thirteen weeks, the gain on sale of assets in the amount of $44,450 was from the sale of used transportation equipment.

The Company’s effective tax rate for the thirteen weeks was 44.5% compared to 38.2% for the last year’s thirteen weeks.  The Company’s effective tax rate for the thirty-nine weeks ended March 1, 2013 was 45.7% and 37.8% for the comparable period last year.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s third fiscal quarter ended March 1, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

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

Registrant Purchases of Equity Securities

The Company did not purchase any shares of treasury stock during the period covered by this report

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: April 5, 2013	/s/ Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated: April 5, 2013	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)