Form 10-K
period 2013-05-31
GOLDEN ENTERPRISES INC
filed 2013-08-22
CIK 42228

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )    No (X)

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 30, 2012.
Common Stock, Par Value $0.66 2/3 --$18,028,179

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2013.

Class	Outstanding at July 31, 2013
Common Stock, Par Value $0.66 2/3	11,732,632 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 19, 2013 are incorporated by reference into Part III.

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT –2013
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

Employees

As of July 12, 2013, Golden Flake employed approximately 790 employees.  Of these employees, 761 were full-time, while 29 were part-time.  Approximately 414 employees are involved in route sales and sales supervision, approximately 198 are in production, and approximately 119 are management and administrative personnel.

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

Mark W. McCutcheon, 58
Mr. McCutcheon is Chairman of the Board, Chief Executive Officer and President of the Company and President of Golden Flake Snack Foods, Inc.  He was elected Chairman of the Board on July 22, 2010, President and Chief Executive Officer of the Company on April 4, 2001 and President of Golden Flake on November 1, 1998.  He has been employed by Golden Flake since 1980.  Mr. McCutcheon is elected to his positions on an annual basis and his present terms of office will expire on May 30, 2014.

Patty Townsend, 55
Ms. Townsend is Chief Financial Officer, Vice President and Secretary of the Company. She was initially elected Chief Financial Officer, Vice-President and Secretary of the Company on March 1, 2004.  She has been employed with the Company since 1988.  Ms. Townsend is elected to her positions on an annual basis, and her present terms of office will expire on May 30, 2014.

Paul R. Bates, 59
Mr. Bates is Executive Vice-President of Sales, Marketing and Transportation for Golden Flake.  He has held these positions since October 26, 1998.  Mr. Bates was Vice-President of Sales from October 1, 1994 to 1998.  Mr. Bates has been employed by Golden Flake since March 1979.  Mr. Bates is elected to his positions on an annual basis, and his present terms of office will expire on May 30, 2014.

David A. Jones, 61
Mr. Jones is Executive Vice-President of Operations, Human Resources and Quality Control for Golden Flake.  He has held these positions since May 20, 2002.  Mr. Jones was Vice-President of Manufacturing from 1998 to 2002 and Vice-President of Operations from 2000 to 2002.  Mr. Jones has been employed by Golden Flake since 1984.  Mr. Jones is elected to his positions on an annual basis, and his present terms of office will expire on May 30, 2014.

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

Commodity Cost Fluctuations

Significant commodity price fluctuations for certain commodities purchased by the Company, particularly potatoes, corn, pork skins, and cooking oils could have a material impact on results of operations.  These price fluctuations can be impacted by various factors including weather conditions, such as flooding or drought.  In an attempt to manage commodity price risk, the Company, in the normal course of business, enters into contracts to purchase pre-established quantities of various types of raw materials, at contracted prices based on expected short term needs.

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

Both manufacturing plants and the office headquarters are owned by Golden Flake and are owned free and clear of any debt.

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

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Golden Enterprises, Inc. and Subsidiary

Market and Dividend Information

The Company’s common stock is traded on the NASDAQ Global Market under the symbol GLDC.  The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended May 31, 2013 and June 1, 2012 and the amount of dividends paid per share in each quarter.  Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.

	Market Price
	High	Low	Dividend
Quarter Year Ended 2013	Price	Price	Paid Per share
First quarter (13 weeks ended August 31, 2012)	$3.54	$3.32	$.0313
Second quarter (13 weeks ended November 30, 2012)	3.50	3.16	.0313
Third quarter (13 weeks ended March 1, 2013)	3.61	3.25	.0313
Fourth quarter (13 weeks ended May 31, 2013)	3.64	3.37	.0313

	High	Low	Dividend
Quarter Year Ended 2012	Price	Price	Paid Per share
First quarter (13 weeks ended September 2, 2011)	$3.68	$3.10	$.0313
Second quarter (13 weeks ended December 2, 2011)	3.90	3.13	.0313
Third quarter (13 weeks ended March 2, 2012)	3.75	3.18	.0313
Fourth quarter (13 weeks ended June 1, 2012)	3.65	3.05	.0313

As of July 26, 2013, there were approximately 930 shareholders of record.

Securities Authorized For Issuance under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

The Company purchased 2,000 shares of its common stock during the fiscal year ended May 31, 2013.

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

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized.  Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations.  The amount of the allowance for doubtful accounts is based on management’s estimate of the accounts receivable amount that is uncollectible.  The Company records a general reserve based on analysis of historical data.  In addition, the Company records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer.  The allowance for bad debts is reviewed quarterly, and determined whether the amount should be changed.  Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company.  At May 31, 2013 and June 1, 2012, the Company had accounts receivables in the amount of $10,459,706 and $10,566,073, net of an allowance for doubtful accounts of $70,000 and $70,000, respectively.  The Company did not have any major customer write-offs this year that were not covered by credit insurance.

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

The actuarial calculation includes a factor to account for changes in inflation, health care costs, compensation and litigation cost trends, as well as estimated future incurred claims.  This year, the Company utilized a 50% confidence level for estimating the ultimate outstanding casualty liability based on the actuarial report.  This assumes that approximately 50% of each claim should be equal to or less than the ultimate liability recorded based on the historical trends experienced by the Company.  If the Company chose a 75% factor, the liability would have been increased by approximately $0.2 million.  If the Company chose a 90% factor, the liability would have increased by approximately $0.5 million.

This year the Company used a 4% investment rate to discount the estimated claims based on the historical payout pattern during 2013 and 2012.  A one percentage point change in the discount rate would have impacted the liability by approximately $32,300.

Actual ultimate losses could vary from those estimated by the third-party actuary.  The Company believes the reserves established are reasonable estimates of the ultimate liability based on historical trends.

As of May 31, 2013, the Company’s casualty reserve was $1,315,853 and at June 1, 2012 the casualty reserve was $1,387,200.

Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experienced for claims incurred but not yet reported.  Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

Other Commitments

The Company has a letter of credit in the amount of $1,900,000 outstanding at May 31, 2013 and June 1, 2012.  The letter of credit supports the Company’s commercial self-insurance program.

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3 million.  The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement with the bank.  The Company’s line-of-credit debt at May 31, 2013 was $1,725,289 with an interest rate of 3.25%, leaving the Company with $1,274,711 of credit availability.  The Company’s line-of-credit debt as of June 1, 2012 was $1,293,698 with an interest rate of 3.50%, which left the Company with $1,706,302 of credit availability.

The Company’s current ratio (current assets divided by current liabilities) was 1.30 to 1.00 and 1.43 to 1.00 at May 31, 2013 and June 1, 2012, respectively.

Available cash, cash from operations, and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

Net sales increased by 1.0% in fiscal year 2013 and 3.9% in fiscal year 2012.

Cost of sales as a percentage of net sales amounted to 51.5% and 51.9% in 2013 and 2012, respectively.

Selling, general and administrative expenses were 46.8% of net sales in 2013 and 45.2% of net sales in 2012.

Operating income for the fiscal year decreased 41.2% compared to last fiscal year, driven by increased selling and administrative expenses a large portion of which was attributable to the new enterprise resource planning system.

The Company’s effective tax rates for 2013 and 2012 were 47.9% and 44.1%, respectively.  Note 6 to the Consolidated Financial Statements provides additional information about the provision for income taxes.

The following tables compare manufactured products to resale products for the fiscal years ended May 31, 2013 and June 1, 2012:

	Manufactured Products-Resale Products

	2013		2012

Sales		%		%
Manufactured Products	$108,848,686	79.3%	$105,302,817	77.3%
Resale Products	28,496,030	20.7%	30,882,840	22.7%
Total	$137,344,716	100.0%	$136,185,657	100.0%

Gross Margin		%		%
Manufactured Products	$54,727,249	50.3%	$54,925,598	52.2%
Resale Products	11,830,040	41.5%	10,617,782	34.4%
Total	$66,557,289	48.5%	$65,543,380	48.1%

Liquidity and Capital Resources

Working capital was $4,276,373 and $6,005,479 at May 31, 2013 and June 1, 2012, respectively.  Net cash provided by operations amounted to $4,607,029 and $5,747,290 in fiscal years May 31, 2012 and June 1, 2012, respectively. During 2013, the principal source of liquidity for the Company’s operating needs was provided from operating activities, credit facilities, and cash on hand.

Additions to property, plant and equipment are expected to be approximately $5,000,000 in 2014.

Cash dividends of $1,467,879 and $1,466,831 were paid in 2013 and 2012, respectively.

Cash of $6,860 was used to purchase 2,000 shares of treasury stock in fiscal 2013 while the Company did not purchase any shares of treasury stock in fiscal 2012.

During fiscal 2013, the Company’s debt proceeds net of re-paid debt was $73,670 versus ($828,659) during fiscal 2012.

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

Recent Developments

During the most recent fiscal year, the Company substantially implemented the enterprise resource planning (ERP) system.  This system provides management with real time information to improve forecasting, enhance order and revenue tracking, and integrate our manufacturing, sales and marketing, human resources, and financial applications.  The depreciation and amortization costs associated with this system will result in an increase in selling, general, and administrative expenses with an after tax effect currently estimated to be approximately $550,000 per year or a reduction in net income of $.05 per share.  The Company expects future cost savings from the implementation of the ERP System due to decreased labor expenses and increase in work flow, supply chain and performance management efficiencies.

Recently Issued Accounting Pronouncements

See Note 1 to the consolidated financial statements included in Item 8 for a summary of recently issued accounting pronouncements.

ITEM 7 A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as Company is a Smaller Reporting Company.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiary for the year ended May 31, 2013, consisting of the following, are contained herein:

Consolidated Balance Sheets	- As of May 31, 2013 and June 1, 2012
Consolidated Statements of Income	- Fiscal years ended 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity	- Fiscal years ended 2013 and 2012
Consolidated Statements of Cash Flows	- Fiscal years ended 2013 and 2012
Notes to Consolidated Financial Statements	- Fiscal years ended 2013 and 2012

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Golden Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary as of May 31, 2013 and June 1, 2012, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed at Item 15(a) Schedule II.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Enterprises, Inc. and subsidiary as of May 31, 2013 and June 1, 2012 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of Golden Enterprises, Inc. and subsidiary’s internal control over financial reporting as of May 31, 2013 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama
August 8, 2013

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of May 31, 2013 and June 1, 2012

ASSETS

	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$757,111	$1,893,816

Receivables:
Trade accounts	10,363,221	10,349,946
Other	166,485	286,127
	10,529,706	10,636,073
Less: Allowance for doubtful accounts	70,000	70,000
	10,459,706	10,566,073

Inventories:
Raw materials	1,872,541	1,693,629
Finished goods	3,083,272	3,463,169

	4,955,813	5,156,798

Prepaid expenses	1,554,737	1,754,874
Accrued income taxes	-	59,894
Deferred income taxes	596,267	615,182
Total current assets	18,323,634	20,046,637

PROPERTY, PLANT AND EQUIPMENT
Land	2,769,499	2,769,499
Buildings	18,793,928	18,323,373
Machinery and equipment	64,749,661	61,247,920
Transportation equipment	6,709,355	6,944,931
	93,022,443	89,285,723
Less: Accumulated depreciation	65,927,389	62,788,133

	27,095,054	26,497,590
OTHER ASSETS
Cash surrender value of life insurance	695,761	758,667
Other	1,642,030	1,450,732

Total other assets	2,337,791	2,209,399

TOTAL	$47,756,479	$48,753,626

See Accompanying Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

	2013	2012

CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,442,915	$1,710,417
Accounts payable	4,809,066	6,025,465
Current portion of long-term debt	392,850	357,921
Line of credit outstanding	1,725,289	1,293,698
Accrued income tax	53,475	-
Other accrued expenses	5,427,017	4,472,079
Salary continuation plan	196,649	181,578

Total current liabilities	14,047,261	14,041,158

LONG-TERM LIABILITIES
Note payable-bank, non-current	5,314,213	5,707,062
Salary continuation plan	1,032,810	1,097,655
Deferred income taxes	3,304,451	3,509,305

Total long-term liabilities	9,651,474	10,314,022

STOCKHOLDERS' EQUITY
Common stock - $.66 2/3 par value:
Authorized 35,000,000 shares;
issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	19,273,214	19,607,056
Treasury shares -at cost (2,096,161 shares in 2013, 2,094,161 shares in 2012)	(10,932,619)	(10,925,759)

Total stockholders' equity	24,057,744	24,398,446

TOTAL	$47,756,479	$48,753,626

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Fiscal Years Ended May 31, 2013 and June 1, 2012

	2013	2012

Net sales	$137,344,716	$136,185,657
Cost of sales	70,787,427	70,642,277
Gross margin	66,557,289	65,543,380

Selling, general and administrative expenses	64,233,593	61,591,496

Operating income	2,323,696	3,951,884

Other (expenses) income:
Gain on sale of assets	61,040	162,876
Interest expense	(311,098)	(282,784)
Other income	102,917	113,873

Total other (expenses) income	(147,141)	(6,035)

Income before income taxes	2,176,555	3,945,849

Provision for income taxes	1,042,518	1,738,226

Net income	$1,134,037	$2,207,623

PER SHARE OF COMMON STOCK
Basic earnings	$0.10	$0.19
Diluted earnings	$0.10	$0.19

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended May 31, 2013 and June 1, 2012

	Stock	Capital	Earnings	Shares	Equity

Balance - June 3, 2011	$9,219,195	$6,497,954	$18,866,264	$(10,925,759)	$23,657,654

Net income - 2012	-	-	2,207,623	-	2,207,623
Cash dividends paid	-	-	(1,466,831)	-	(1,466,831)

Balance - June 1, 2012	9,219,195	6,497,954	19,607,056	(10,925,759)	24,398,446

Net income - 2013	-	-	1,134,037	-	1,134,037
Cash dividends paid	-	-	(1,467,879)	-	(1,467,879)
Treasury shares purchased				(6,860)	(6,860)

Balance - May 31, 2013	$9,219,195	$6,497,954	$19,273,214	$(10,932,619)	$24,057,744

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Fiscal Years Ended May 31, 2013 and June 1, 2012

Net cash provided by operating activities	4,607,029	5,747,290

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,149,678)	(5,214,408)
Proceeds from sale of property, plant and equipment	74,514	222,755

Net cash used in investing activities	(4,075,164)	(4,991,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt proceeds	38,361,199	36,639,753
Debt repayments	(38,287,529)	(37,468,412)
Change in checks outstanding in excess of bank
balances	(267,501)	712,031
Purchases of treasury shares	(6,860)	-
Cash dividends paid	(1,467,879)	(1,466,831)

Net cash (used in) provided by financing activities	(1,668,570)	(1,583,459)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(1,136,705)	(827,822)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	1,893,816	2,721,638

CASH AND CASH EQUIVALENTS AT
END OF YEAR	$757,111	$1,893,816

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Fiscal Years Ended May 31, 2013 and June 1, 2012

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

	2013	2012

Net income	$1,134,037	$2,207,623
Adjustment to reconcile net income to net cash provided
by operating activities:
Depreciation	3,538,740	3,303,353
Deferred income taxes	(185,939)	557,576
Gain on sale of property and equipment	(61,040)	(162,876)
Change in receivables-net	106,367	(345,853)
Change in inventories	200,985	(161,169)
Change in prepaid expenses	200,137	48,956
Change in cash surrender value of insurance	62,906	176,177
Change in other assets - other	(191,298)	(151,239)
Change in accounts payable	(1,216,399)	(297,983)
Change in accrued expenses	954,938	(132,524)
Change in salary continuation plan	(49,774)	(100,324)
Change in accrued income taxes	113,369	805,573

Net cash provided by operating activities	$4,607,029	$5,747,290

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended May 31, 2013 and June 1, 2012

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

Fiscal Year
The Company ends its fiscal year on the Friday closest to the last day in May.  The year ended May 31, 2013 included 52 weeks as did the year ended June 1, 2012.

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
For the Fiscal Years Ended May 31, 2013 and June 1, 2012

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

Advertising
The Company expenses advertising costs as incurred.  These costs are included in selling, general and administrative expenses.  Advertising expense amounted to $8,228,325 and $7,896,443 for the fiscal years 2013 and 2012, respectively.

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
For the Fiscal Year Ended May 31, 2013 and June 1, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Shipping and Handling Costs
Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company, are classified as selling, general and administrative expenses.  Shipping and handling costs amounted to $3,911,142 and $4,113,192 for the fiscal years 2013 and 2012, respectively.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements that were of significance or potential significance to us.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 31, 2013 and June 1, 2012

NOTE 2 – PREPAID EXPENSES

At May 31, 2013 and June 1, 2012, prepaid expenses consist of the following:

	2013	2012

Truck shop supplies	$445,504	$576,673
Insurance deposit	82,959	82,959
Prepaid marketplace spending	212,026	227,382
Prepaid insurance	257,757	159,941
Prepaid taxes and licenses	59,203	168,110
Prepaid dues and supplies	413,100	499,905
Other prepaid	84,188	39,904

	$1,554,737	$1,754,874

NOTE 3 – OTHER ACCRUED EXPENSES

At May 31, 2013 and June 1, 2012, other accrued expenses consist of the following:

	2013	2012
Accrued payroll	$463,967	$414,270
Self insurance liability	1,315,853	1,387,200
Accrued vacation	1,419,726	1,365,648
Other accrued expenses	2,227,471	1,304,961

	$5,427,017	$4,472,079

NOTE 4 - LINE OF CREDIT

The Company has a line-of-credit agreement with a local Birmingham bank that permits borrowing up to $3 million.    The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement.  In October 2011, the line-of-credit was renewed with no changes from the previous year.  The Company’s line-of-credit debt at May 31, 2013 was $1,725,289 with an interest rate of 3.25%, leaving the Company with $1,274,711 of credit availability.  The Company’s line-of-credit debt as of June 1, 2012 was $1,293,698 with an interest rate of 3.50%, leaving the Company with $1,706,302 of credit availability.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 31, 2013 and June 1, 2012

NOTE 5 – LONG-TERM LIABILITIES

Long-term debt at May 31, 2013 and June 1, 2012 consists of the following:

In March 2009, the Company established a construction line of credit with interest-only payments due through the end of the construction period at a fixed rate of 4.25%.  In September 2009, the loan converted to a 10-year, 4.25% fixed rate equipment note, payable in equal monthly installments based on the final amount drawn during the construction period which was $4,000,000.  In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the implementation of a new Enterprise Resource Planning system.  At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the new amount of the loan.

	2013	2012
Total equipment note payable	$5,671,240	$6,015,767
Less: current portion	(357,027)	(344,528)
Total non current portion	$5,314,213	$5,671,239

In January 2010, the Company transferred an existing operating lease from one provider to another.  Included in the new lease agreement were 5 transport vehicles that were added as a capital lease.  The capital portion of the lease is for a term of 4 years at an annual interest rate of 3.69%.

	2013	2012
Total capital lease	$35,823	$49,216
Less: current portion	(35,823)	(13,393)
Total non current portion	$0	$35,823

	2013	2012
Total note payable and capital lease	$5,707,063	$6,064,983
Less: current portion	(392,850)	(357,921)
Total non current portion	$5,314,213	$5,707,062

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 31, 2013 and June 1, 2012

NOTE 5 – LONG-TERM LIABILITIES- CONTINUED
Other long-term obligations at May 31, 2013 and June 1, 2012 consist of the following:

	2013	2012
Salary continuation plan	$1,229,459	$1,279,233
Less: current portion	(196,649)	(181,578)
Total non current portion	$1,032,810	$1,097,655

The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives.   The Company recognized compensation expense of $131,804 and $67,337 for fiscal 2013 and 2012, respectively.

NOTE 6 – INCOME TAXES

At May 31, 2013 and June 1, 2012 the provision for income taxes consists of the following:

	2013	2012
Current:
Federal	$992,003	$956,326
State	236,454	224,324

	1,228,457	1,180,650

Deferred:
Federal	(150,610)	413,513
State	(35,329)	144,063

	(185,939)	557,576

Total	$1,042,518	$1,738,226

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 31, 2013 and June 1, 2012

NOTE 6 – INCOME TAXES- CONTINUED
The effective tax rate for continuing operations differs from the expected tax using statutory rates.  A reconciliation between the expected tax and actual tax follows:

	2013	2012

Tax on income at statutory rates	$740,028	$1,341,589
Increase resulting from:
State income taxes, less Federal income tax effect	156,060	148,054
Other - net	146,430	248,583

Total	$1,042,518	$1,738,226

The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:

	2013	2012
Deferred tax assets
Salary continuation plan	$467,194	$486,108
Accrued vacation	539,495	518,946
Inventory capitalization	65,515	72,937
Allowance for doubtful accounts	26,600	26,600
Other accrued expenses	141,511	118,960

Gross deferred tax assets before valuation allowance	1,240,315	1,223,551
Less valuation allowance	-	-

Total deferred tax assets	1,240,315	1,223,551

Deferred tax liabilities
Property and equipment	3,867,929	4,031,269
Prepaid expenses	80,570	86,405
Total deferred tax liabilities	3,948,499	4,117,674

Net deferred tax liability	$2,708,184	$2,894,123

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 31, 2013 and June 1, 2012

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

The Company’s contributions to the Plan are reviewed and approved by the Board of Directors.  For the year ended June 3, 2011, the Board approved an increase in the Company match from 20% of an employee’s eligible contributions to 25% of an employee’s eligible contributions.  Total plan contributions for the years ended May 31, 2013 and June 1, 2012 were $154,760 and $161,833, respectively.

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

	2013	2012

Accrued salary continuation plan - beginning of year	$1,279,233	$1,379,557

Benefits accrued	131,804	67,337

Benefits paid	(181,578)	(167,661)

Accrued salary continuation plan - end of year	$1,229,459	$1,279,233

NOTE 8 – LONG-TERM INCENTIVE PLANS

The Company had a long-term incentive plan which, by its terms, expired on October 15, 2011 under which future stock option grants were previously issued.  This Plan was administered by the Stock Option Committee of the Board of Directors, which had sole discretion, subject to the terms of the Plan, to determine those employees, including executive officers, eligible to receive awards and the amount and type of such awards.  The Stock Option Committee also had the authority to interpret the Plan and make all other determinations required in the administration thereof.  No options were outstanding on June 1, 2012 and the Plan is no longer in effect.

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

Five hundred thousand shares of the Company’s stock were initially reserved for issuance under this Plan.  The following is a summary of transactions:

	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding - beginning of year	-	$-	329,000	$3.81
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	329,000	3.81

Outstanding - end of year	-	$-	-	$-

All options granted under this plan expired on October 15, 2011.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended May 31, 2012 and June 1, 2012

NOTE 9 – NET INCOME PER SHARE

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock.  As of October 15, 2011, all stock options expired and there are no instruments related to diluted earnings that are left outstanding at May 31, 2013.  The following reconciles the information used to compute basic and diluted earnings per share:

	Average Common Stock Shares

	2013	2012

Basic weighted average shares outstanding	11,733,489	11,734,632
Effect of options	-	-
	11,733,489	11,734,632

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

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended May 31, 2013 and June 1, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Rental expense was $1,438,402 in 2013 and $1,298,242 in 2012.

The Company has entered into various operating lease agreements to replace aging route vans and transport trucks.  The current annual obligation under this agreement is $826,582.  Future minimum lease commitments for operating leases at May 31, 2013 were as follows:

2014	826,582
2015	480,301
2016	185,058
2017	70,075
2018	-

The Company has a letter of credit in the amount of $1,900,000 outstanding at May 31, 2013 and June 1, 2012.  The letter of credit supports the Company’s commercial self-insurance program.  The Company pays a commitment fee of 0.75% to maintain the letters of credit.

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

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended May 31, 2013 and June 1, 2012

NOTE 13 – SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

The following tabulation gives certain supplementary statement of income information for the years ended May 31, 2013 and June 1, 2012:

	2013	2012

Maintenance and repairs	$6,163,701	$6,373,126
Depreciation	3,538,740	3,303,353
Payroll taxes	2,316,893	2,247,331

Amounts for other taxes, rents, and research and development costs are not presented because each of such amounts is less than 1% of total revenues.

NOTE 14 – SUBSEQUENT EVENT

Not Applicable.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our company’s management, under the supervision of and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Assessment on Internal Control over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of May 31, 2013. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of May 31, 2013, the company’s internal control over financial reporting is effective based on those criteria set forth.

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

Changes in Internal Control over Financial Reporting

No change in our internal controls over financial reporting occurred during the fiscal quarter ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION
Not Applicable.

PART III

ITEM 10. – DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of information as follows and as set forth under the caption Executive Officers of the Registrant and Its Subsidiary which appears in Part I of this Form 10-K on Page 7, the information required by this item is incorporated by reference to the sections of the Company’s Proxy Statement entitled “Election of Directors,” “Additional Information Concerning the Board of Directors,”  “Executive Compensation and Other Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” and “Corporate Governance” for the 2013 Annual Meeting of Stockholders to be held September 19, 2013.

Section 16A Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission (“SEC”).  All officers and directors timely filed required Form 4 and 5 reports.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be held September 19, 2013.  See Item 5 of this Annual Report on Form 10-K for information concerning the Company’s equity compensation plans.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be held September 19, 2013.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                     INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled “Certain Related Party Transactions” and “Director Independence” of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be held September 19, 2013.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Independent Accountants” of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be held September 19, 2013.

Prior to September 30, 2013, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

PART IV

ITEM 15. - EXHIBITS AND FINANCIAL STATEMENT
SCHEDULES

   (a)  1. LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

Consolidated Balance Sheets – May 31, 2013 and June 1, 2012

Consolidated Statements of Income- Years ended May 31, 2013 and June 1, 2012

Consolidated Statements of Changes in Stockholders’ Equity- Years ended May 31, 2013 and June 1, 2012

Consolidated Statements of Cash Flows- Years ended May 31, 2013 and June 1, 2012

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

GOLDEN ENTERPRISES, INC.

By /s/Patty Townsend	August 16, 2013
Patty Townsend	Date
Vice President, Secretary and Principal Financial
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Mark W. McCutcheon	Chairman of the Board, Chief	August 16, 2013
Mark W. McCutcheon	Executive Officer, and President

/s/Patty Townsend	Vice President, Secretary and	August 16, 2013
Patty Townsend	Principal Financial Officer

/s/F. Wayne Pate	Director	August 16, 2013
F. Wayne Pate

/s/Edward R. Pascoe	Director	August 16, 2013
Edward R. Pascoe

/s/John P. McKleroy, Jr.	Director	August 16, 2013
John P. McKleroy, Jr.

/s/John S.P. Samford	Director	August 16, 2013
John S.P. Samford

/s/J. Wallace Nall, Jr.	Director	August 16, 2013
J. Wallace Nall, Jr.

/s/Joann F. Bashinsky	Director	August 16, 2013
Joann F. Bashinsky

/s/Paul R. Bates	Executive Vice-President	August 16, 2013
Paul R. Bates	and Director

/s/David A. Jones	Executive Vice-President	August 16, 2013
David A. Jones	and Director

/s/William B. Morton, Jr.	Director	August 16, 2013
William B. Morton, Jr.

/s/John S. Stein III	Director	August 16, 2013
John S. Stein III

SCHEDULE II

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended May 31, 2013 and June 1, 2012

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Allowance for Doubtful Accounts	of Year	Expenses	Deductions	of Year

Year ended June 1, 2012	$70,000	$0	$0	$70,000

Year ended May 31, 2013	$70,000	$0	$0	$70,000

This page is intentionally left blank

	INDEX TO EXHIBITS	Page

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

10.24
A Form of Indemnity Agreement to be executed by and between Golden Enterprises, Inc. and the following directors: Mark W. McCutcheon, Joann F. Bashinsky, John S. Stein, III, William B. Morton, Jr., Paul R. Bates and David A. Jones  (incorporated by reference to Exhibit 10.24 to Golden Enterprises, Inc. January 13, 2011 Form 10-Q filed with the Commission)

14.1
Golden Enterprises, Inc.’s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

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