Form 10-K/A
period 2013-05-31
GOLDEN ENTERPRISES INC
filed 2013-09-13
CIK 42228

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K/A
Amendment No. 1
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended May 31, 2013
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of inserting line items under the subheading “Cash Flows From Operating Activities” in the CONSOLIDATED STATEMENT OF CASHFLOWS on page 22, which were inadvertently omitted from the initial filing. Except for this correction, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Fiscal Years Ended May 31, 2013 and June 1, 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$137,451,083	$135,839,804
Interest income	2,007	7,353
Rental income	48,222	42,552
Other operating cash payments/receipts	52,688	63,968
Cash paid to suppliers and employees for cost of goods sold	(69,214,257)	(68,449,193)
Cash paid for suppliers and employees for selling, general and
administrative	(62,306,528)	(61,099,333)
Income taxes	(1,115,088)	(375,077)
Interest expense	(311,098)	(282,784)

Net cash provided by operating activities	4,607,029	5,747,290

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,149,678)	(5,214,408)
Proceeds from sale of property, plant and equipment	74,514	222,755

Net cash used in investing activities	(4,075,164)	(4,991,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt proceeds	38,361,199	36,639,753
Debt repayments	(38,287,529)	(37,468,412)
Change in checks outstanding in excess of bank
balances	(267,501)	712,031
Purchases of treasury shares	(6,860)	-
Cash dividends paid	(1,467,879)	(1,466,831)

Net cash (used in) provided by financing activities	(1,668,570)	(1,583,459)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(1,136,705)	(827,822)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	1,893,816	2,721,638

CASH AND CASH EQUIVALENTS AT
END OF YEAR	$757,111	$1,893,816

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

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 31, 2013 and June 1, 2012

NOTE 2 – PREPAID EXPENSES

At May 31, 2013 and June 1, 2012, prepaid expenses consist of the following:

	2013	2012

Truck shop supplies	$ 445,504	$ 576,673
Insurance deposit	82,959	82,959
Prepaid marketplace spending	212,026	227,382
Prepaid insurance	257,757	159,941
Prepaid taxes and licenses	59,203	168,110
Prepaid dues and supplies	413,100	499,905
Other prepaid	84,188	39,904

	$ 1,554,737	$ 1,754,874

NOTE 3 – OTHER ACCRUED EXPENSES

At May 31, 2013 and June 1, 2012, other accrued expenses consist of the following:

	2013	2012
Accrued payroll	$463,967	$414,270
Self insurance liability	1,315,853	1,387,200
Accrued vacation	1,419,726	1,365,648
Other accrued expenses	2,227,471	1,304,961

	$5,427,017	$4,472,079

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

The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives.   The Company recognized compensation expense of $131,804 and $67,337 for fiscal 2013 and 2012, respectively

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
Vice President, Secretary and Principal Financial
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Date

/s/Mark W. McCutcheon	Chairman of the Board, Chief	August 16, 2013
Mark W. McCutcheon	Executive Officer, and President

/s//s/Patty Townsend	Vice President, Secretary and	August 16, 2013
Patty Townsend	Principal Financial Officer

/s/F. Wayne Pate	Director	August 16, 2013
F. Wayne Pate

/s/Edward R. Pascoe	Director	August 16, 2013
Edward R. Pascoe

/s/John P. McKleroy, Jr.	Director	August 16, 2013
John P. McKleroy, Jr.

/s/John S.P. Samford	Director	August 16, 2013
John S.P. Samford

/s/J. Wallace Nall, Jr.	Director	August 16, 2013
J. Wallace Nall, Jr.

/s/Joann F. Bashinsky	Director	August 16, 2013
Joann F. Bashinsky

/s/Paul R. Bates	Executive Vice-President	August 16, 2013
Paul R. Bates	and Director

/s/David A. Jones	Executive Vice-President	August 16, 2013
David A. Jones	and Director

/s/William B. Morton, Jr.	Director	August 16, 2013
William B. Morton, Jr.

/s/John S. Stein III	Director	August 16, 2013
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