Form 10-Q
period 2013-08-30
GOLDEN ENTERPRISES INC
filed 2013-10-10
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended August 30, 2013
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
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 27, 2013.

Outstanding at
Class	September 27, 2013
Common Stock, Par Value $0.66 2/3	11,732,632

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	August 30,	May 31,
	2013	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$878,733	$757,111
Receivables, net	10,440,019	10,459,706
Inventories:
Raw materials and supplies	2,157,712	1,872,541
Finished goods	4,074,475	3,083,272
	6,232,187	4,955,813

Prepaid expenses	2,761,467	1,554,737
Deferred income taxes	596,267	596,267
Total current assets	20,908,673	18,323,634

Property, plant and equipment, net	26,786,578	27,095,054
Other assets	2,094,403	2,337,791

Total	$49,789,654	$47,756,479

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,166,056	$1,442,915
Accounts payable	5,626,374	4,809,066
Accrued income taxes	623,323	53,475
Current portion of long-term debt	392,645	392,850
Other accrued expenses	5,833,784	5,427,017
Salary continuation plan	200,608	196,649
Line of credit outstanding	1,954,666	1,725,289

Total current liabilities	15,797,456	14,047,261

LONG-TERM LIABILITIES
Notes payable - bank, non-current	5,223,330	5,314,213
Salary continuation plan	1,001,790	1,032,810
Deferred income taxes	3,304,451	3,304,451

Total long-term liabilities	9,529,571	9,651,474

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	19,678,097	19,273,214
	35,395,246	34,990,363
Less: Cost of common shares in treasury (2,096,161 shares at August 30, 2013
and 2,096,161 shares at May 31, 2013)	(10,932,619)	(10,932,619)

Total stockholder's equity	24,462,627	24,057,744

Total	$49,789,654	$47,756,479

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Thirteen
	Weeks	Weeks
	Ended	Ended
	August 30, 2013	August 31, 2012

Net sales	$35,141,838	$34,683,455
Cost of sales	17,469,087	17,556,439
Gross margin	17,672,751	17,127,016

Selling, general and administrative expenses	16,253,347	15,934,807
Operating income	1,419,404	1,192,209

Other income (expenses):
Gain on sale of assets	18,653	19,409
Interest expense	(85,111)	(59,953)
Other income	26,103	22,637
Total other income (expenses)	(40,355)	(17,907)

Income before income taxes	1,379,049	1,174,302
Income taxes	607,521	504,166
Net income	$771,528	$670,136

PER SHARE OF COMMON STOCK
Basic earnings	$0.07	$0.06
Diluted earnings	$0.07	$0.06

Weighted average number of common
stock share outstanding:
Basic	11,732,632	11,734,632
Diluted	11,732,632	11,734,632

Cash dividends paid per share of
common stock	$0.0313	$0.0313

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	August 30, 2013	August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$35,161,525	$35,237,279
Miscellaneous income	26,103	(30,049)
Cash paid to suppliers and employees	(17,248,536)	(17,511,620)
Cash paid for operating expenses	(16,584,623)	(16,664,882)
Income taxes paid	(37,673)	(25,400)
Interest expenses paid	(85,111)	(59,953)
Net cash provided by operating activities	1,231,685	945,375

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(625,349)	(550,207)
Proceeds from sale of property, plant and equipment	20,500	29,414
Net cash used in investing activities	(604,849)	(520,793)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	9,616,552	9,485,232
Debt repayments	(9,478,262)	(10,134,501)
Change in checks outstanding in excess of bank
balances	(276,859)	(561,897)
Cash dividends paid	(366,645)	(366,708)
Net cash used in financing activities	(505,214)	(1,577,874)

Net change in cash and cash equivalents	121,622	(1,153,292)
Cash and cash equivalents at beginning of period	757,111	1,893,816
Cash and cash equivalents at end of period	$878,733	$740,524

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	August 30, 2013	August 31, 2012

Net Income	$771,528	$670,136
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	931,977	827,566
Gain on sale of property and equipment	(18,653)	(19,409)

Changes in operating assets and liabilities:
Change in receivables - net	19,687	553,824
Change in inventories	(1,276,374)	(146,829)
Change in prepaid expenses	(1,206,730)	(1,326,584)
Change in other assets	243,388	(54,352)
Change in accounts payable	817,308	(452,703)
Change in accrued expenses	406,767	441,898
Change in salary continuation	(27,061)	(26,938)
Change in accrued income taxes	569,848	478,766

Net cash provided by operating activities	$1,231,685	$945,375

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
The accompanying unaudited condensed consolidated financial statements of Golden Enterprises, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for year ended May 31, 2013 and the amendment thereto on Form 10-K/A which can be found on our website at www.goldenflake.com/financial.html.

2.	The consolidated results of operations for the thirteen weeks ended August 30, 2013 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 30, 2014.

3.	The following tables summarize the prepaid assets accounts at August 30, 2013 and May 31, 2013.

	August 30, 2013	May 31, 2013

Truck shop supplies	$427,779	$445,504
Insurance deposit	82,959	82,959
Prepaid marketplace spending	220,276	212,026
Deferred advertising fees	1,063,125	-
Prepaid insurance	555,997	257,757
Prepaid taxes/licenses	73,196	59,203
Prepaid dues/supplies	160,091	413,100
Other	178,044	84,188

	$2,761,467	$1,554,737

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

6.
The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the thirteen weeks ended August 30, 2013 and August 31, 2012:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	August 30, 2013	August 31, 2012

Weighted average number of common shares used in computing basic	11,732,632	11,734,632
earnings per share
Effect of dilutive stock options	0	0

Weighted average number of common shares and dilutive potential
common stock used in computing dilutive earnings per share	11,732,632	11,734,632

7.
The Company has a letter of credit in the amount of $1,850,000 outstanding at August 30, 2013 compared to $1,900,000 at August 31, 2012. The letter of credit supports the Company’s commercial self-insurance program.

8.
The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3,000,000. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement. The Company’s line-of-credit debt as of August 30, 2013 was $1,954,666 with an interest rate of 3.25%, leaving the Company with $1,045,334 of credit availability. The Company’s line-of-credit debt as of May 31, 2013 was $1,725,289 with an interest rate of 3.25%, leaving the Company with $1,274,711 of credit availability.

9.
The Company has a note payable with a balance of $5,616,000 as of August 30, 2013.  The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility.  In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4,000,000.  In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the purchase and implementation of a new Enterprise Resource Planning computer software system.  At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the repayment of the loan.  The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of August 30, 2013, and the related condensed consolidated statements of income for the thirteen week periods ended August 30, 2013 and August 31, 2012, and the related condensed statements of cash flows for the thirteen week periods ending August 30, 2013 and August 31, 2012.  These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of May 31, 2013 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the fiscal year then ended (not presented herein), and in our report dated August 8, 2013 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama
October 3, 2013

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  This discussion should be read in conjunction with our recent SEC filings, including Form 10-K for the year ended May 31, 2013.  The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances.  We routinely evaluate our estimates including those considered significant and discussed in detail in Form 10-K and the amendment thereto on Form 10-K/A for the year ended May 31, 2013 .  Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

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

Liquidity and Capital Resources

At August 30, 2013 and May 31, 2013, working capital was $5,111,217 and $4,276,373, respectively.

The Company did not purchase shares of treasury stock this quarter.  The Company’s current ratio was 1.32 to 1.00 at August 30, 2013 compared to 1.30 to 1.00 at May 31, 2013.

Accounts Receivable and Allowance for Doubtful Accounts

At August 30, 2013 and May 31, 2013 the Company had accounts receivables in the amount of $10,440,019 and $10,459,706 respectively, net of an allowance for doubtful accounts of $70,000.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended August 30, 2013, net sales increased 1.3% from the thirteen weeks ended August 31, 2012. This year’s first quarter cost of sales was 49.7% of net sales compared to 50.6% for last year’s first quarter.  This year’s first quarter, selling, general and administrative expenses were 46.3% of net sales compared to 46.0% for last year’s first quarter.

The following tables compare manufactured products to resale products:

Manufactured Products-Resale Products

	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 30, 2013		August 31, 2012
Sales		%		%
Manufactured Products	$28,249,289	80.4%	$27,290,219	78.7%
Resale Products	6,892,549	19.6%	7,393,236	21.3%
Total	$35,141,838	100.0%	$34,683,455	100.0%

Gross Margin		%		%
Manufactured Products	$14,792,998	52.4%	$14,563,639	53.4%
Resale Products	2,879,753	41.8%	2,563,377	34.7%
Total	$17,672,751	50.3%	$17,127,016	49.4%

The Company’s gain on sale of assets for the thirteen weeks ended August 30, 2013 in the amount of $18,653 was from the sale of used transportation equipment.  For last year’s thirteen weeks, the gain on sale of assets was $19,409, also from the sale of used transportation equipment.

The Company’s effective tax rate for the thirteen weeks was 44.1% compared to 42.9% for the last year’s thirteen weeks.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended August 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

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

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended August 30, 2013.

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

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission)

(31)	(Certifications

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: October 10, 2013	/s/Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated: October 10, 2013	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)