Form 10-Q
period 2013-11-29
GOLDEN ENTERPRISES INC
filed 2014-01-10
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended November 29, 2013

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
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2013.

Outstanding at
Class	December 31, 2013
Common Stock, Par Value $0.66 2/3	11,732,632

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 29,	May 31,
	2013	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,340,382	$757,111
Receivables, net	10,954,908	10,459,706
Inventories:
Raw materials and supplies	1,957,675	1,872,541
Finished goods	3,793,344	3,083,272
	5,751,019	4,955,813

Prepaid expenses	2,276,859	1,554,737
Deferred income taxes	596,267	596,267

Total current assets	20,919,435	18,323,634

Property, plant and equipment, net	26,262,950	27,095,054
Other assets	1,998,325	2,337,791

Total	$49,180,710	$47,756,479

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,769,131	$1,442,915
Accounts payable	6,484,731	4,809,066
Accrued income taxes	444,369	53,475
Current portion of long-term debt	392,402	392,850
Other accrued expenses	4,630,596	5,427,017
Salary continuation plan	204,647	196,649
Line of credit outstanding	1,726,937	1,725,289

Total current liabilities	15,652,813	14,047,261

LONG-TERM LIABILITIES
Notes payable - bank, non-current	5,131,123	5,314,213
Salary continuation plan	970,146	1,032,810
Deferred income taxes	3,304,451	3,304,451

Total long-term liabilities	9,405,720	9,651,474

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	19,337,647	19,273,214
	35,054,796	34,990,363
Less: Cost of common shares in treasury (2,096,161 shares at November 29, 2013
and 2,094,161 shares at May 31, 2013)	(10,932,619)	(10,932,619)

Total stockholder's equity	24,122,177	24,057,744

Total	$49,180,710	$47,756,479

        See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	November 29, 2013	November 30, 2012	November 29, 2013	November 30, 2012

Net sales	$33,486,323	$33,208,620	$68,628,161	$67,892,075
Cost of sales	17,569,326	17,163,576	35,038,413	34,720,015
Gross margin	15,916,997	16,045,044	33,589,748	33,172,060

Selling, general and administrative expenses	15,746,664	15,145,750	32,000,011	31,080,557
Operating income	170,333	899,294	1,589,737	2,091,503

Other income (expenses):
Gain (loss) on sale of assets	(9,370)	31,000	9,283	50,409
Interest expense	(80,552)	(56,298)	(165,663)	(116,251)
Other income	27,795	20,996	53,898	43,633
Total other income (expenses)	(62,127)	(4,302)	(102,482)	(22,209)

Income before income taxes	108,206	894,992	1,487,255	2,069,294
Income taxes	82,010	452,735	689,531	956,901
Net income	$26,196	$442,257	$797,724	$1,112,393

PER SHARE OF COMMON STOCK
Basic and Diluted earnings	$0.00	$0.04	$0.07	$0.10

Weighted average number of common
stock shares outstanding:
Basic and Diluted	11,732,632	11,734,061	11,732,632	11,734,346

Cash dividends paid per share of
common stock	$0.0313	$0.0313	$0.0625	$0.0625

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	November 29, 2013	November 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$68,132,959	$68,478,390
Miscellaneous income	53,898	43,633
Cash paid to suppliers and employees	(32,821,744)	(34,788,027)
Cash paid for operating expenses	(32,731,666)	(31,336,262)
Income taxes paid	(298,637)	(249,014)
Interest expenses paid	(165,663)	(116,251)
Net cash provided by operating activities	2,169,147	2,032,469

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(1,022,538)	(1,328,125)
Proceeds from sale of property, plant and equipment	25,625	65,119
Net cash used in investing activities	(996,913)	(1,263,006)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	19,500,557	19,738,588
Debt repayments	(19,682,446)	(20,594,623)
Change in checks outstanding in excess of bank
balances	326,216	(218,974)
Cash dividends paid	(733,290)	(733,416)
Purchase of treasury shares	-	(6,860)
Net cash used in financing activities	(588,963)	(1,815,285)

Net change in cash and cash equivalents	583,271	(1,045,822)
Cash and cash equivalents at beginning of period	757,111	1,893,816
Cash and cash equivalents at end of period	$1,340,382	$847,994

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCIALITION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	November 29, 2013	November 30, 2012

Net Income	$797,724	$1,112,393
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,838,298	1,650,821
Gain on sale of property and equipment	(9,283)	(50,409)

Changes in operating assets and liabilities:
Change in receivables - net	(495,202)	586,315
Change in inventories	(795,206)	(675,011)
Change in prepaid expenses	(722,122)	(725,055)
Change in other assets	339,466	197,782
Change in accounts payable	1,675,665	(678,346)
Change in accrued expenses	(796,421)	(39,490)
Change in salary continuation	(54,666)	(54,418)
Change in accrued income taxes	390,894	707,887

Net cash provided by operating activities	$2,169,147	$2,032,469

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

2.
The consolidated results of operations for the twenty-six weeks ended November 29, 2013 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 30, 2014.

3.	The following tables summarize the prepaid assets accounts at November 29, 2013 and May 31, 2013.

	November 29, 2013	May 31, 2013

Truck shop supplies	$388,339	$445,504
Insurance deposit	82,959	82,959
Prepaid marketplace spending	225,029	212,026
Deferred advertising fees	708,750	-
Prepaid insurance	514,311	257,757
Prepaid taxes/licenses	55,256	59,203
Prepaid dues/supplies	166,885	413,100
Other	135,330	84,188

	$2,276,859	$1,554,737

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

6.
The Company has a letter of credit in the amount of $1,850,000 outstanding at November 29, 2013 compared to $1,900,000 outstanding at November 30, 2012. The letter of credit supports the Company’s commercial self-insurance program.

7.
The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3,000,000. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement. The Company’s line-of-credit debt as of November 29, 2013 was $ 1,726,937 with an interest rate of 3.50%, leaving the Company with $1,273,063 of credit availability.  The Company’s line-of-credit debt as of May 31, 2013 was $1,725,289 with an interest rate of 3.25%, leaving the Company with $1,274,711 of credit availability.

8.
The Company has a note payable with a balance of $5,523,525 as of November 29, 2013.  The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility.  In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4,000,000.  In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the purchase and implementation of a new Enterprise Resource Planning computer software system.  At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the repayment of the loan.  The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of November 29, 2013, and the related condensed consolidated statements of income for the thirteen week and twenty-six week periods ended November 29, 2013 and November 30, 2012, and the related condensed statements of cash flows for the twenty-six week periods ending November 29, 2013 and November 30, 2012.  These financial statements are the responsibility of the Company’s management.

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
January 9, 2014

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  This discussion should be read in conjunction with our recent SEC filings, including Form 10-K and the amendment thereto on Form 10-K/A for the year ended May 31, 2013.  The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances.  We routinely evaluate our estimates including those considered significant and discussed in detail in Form 10-K and the amendment thereto on Form 10-K/A for the year ended May 31, 2013.  Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

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

Liquidity and Capital Resources

At November 29, 2013 and May 31, 2013, working capital was $5,266,622 and $4,276,373, respectively.

The Company did not purchase shares of treasury stock this quarter.  The Company’s current ratio was 1.34 to 1.00 at November 29, 2013 compared to 1.30 to 1.00 at May 31, 2013.

Accounts Receivable and Allowance for Doubtful Accounts

At November 29, 2013 and May 31, 2013 the Company had accounts receivables in the amount of $10,954,908 and $10,459,706 respectively, net of an allowance for doubtful accounts of $70,000.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended November 29, 2013, net sales increased 0.8% from the comparable period in fiscal 2013. For the twenty-six weeks ended November 29, 2013, net sales increased 1.1% from the comparable period in fiscal 2013.  This year’s second quarter cost of sales was 52.5% of net sales compared to 51.7% for last year’s second quarter.  This year’s cost of sales year to date was 51.1% of net sales compared to 51.1% for last year’s year to date.  This year’s second quarter, selling, general and administrative expenses were 47.0% of net sales compared to 45.6% for last year’s second quarter.  This year’s selling, general and administrative expenses year to date were 46.6% of net sales compared to 45.8% for last year’s year to date.

 The following tables compare manufactured products to resale products:

Manufactured Products-Resale Products

	Thirteen Weeks Ended		Thirteen Weeks Ended
	November 29, 2013		November 30, 2012
Sales		%		%
Manufactured Products	$26,514,465	79.2%	$28,033,747	84.4%
Resale Products	6,971,858	20.8%	5,174,873	15.6%
Total	$33,486,323	100.0%	$33,208,620	100.0%

Gross Margin		%		%
Manufactured Products	$12,957,119	48.9%	$14,839,670	52.9%
Resale Products	2,959,878	42.5%	1,205,374	23.3%
Total	$15,916,997	47.5%	$16,045,044	48.3%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	November 29, 2013		November 30, 2012
Sales		%		%
Manufactured Products	$54,763,754	79.8%	$55,323,966	81.5%
Resale Products	13,864,407	20.2%	12,568,109	18.5%
Total	$68,628,161	100.0%	$67,892,075	100.0%

Gross Margin		%		%
Manufactured Products	$27,750,117	50.7%	$29,403,309	53.1%
Resale Products	5,839,631	42.1%	3,768,751	30.0%
Total	$33,589,748	48.9%	$33,172,060	48.9%

The Company’s loss on sale of assets for the thirteen weeks ended November 29, 2013 in the amount of $9,370 was from the sale of used transportation equipment.

For last year’s thirteen weeks, the gain on sale of assets in the amount of $31,000 was from the sale of used transportation equipment.

The Company’s effective tax rate for the thirteen weeks was 75.8% compared to 50.6% for the last year’s thirteen weeks.  The Company’s effective tax rate for the twenty-six weeks ended November 29, 2013 was 46.4% and 46.2% for the comparable period last year.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter ended November 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

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

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended November 29, 2013.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

 Submission of Matters to a Vote of Security Holders.

On September 19, 2013, Golden Enterprises, Inc. (“Golden Enterprises”) held its 2013 annual meeting of shareholders at its principal executive offices at One Golden Flake Drive, Birmingham, Alabama  35205.  The Form 8-K was filed on September 24, 2013 containing the voting results of the annual meeting.

Set forth below are the voting results for each of the matters submitted to a vote of the shareholders:

Proposal 1

Golden Enterprises’ shareholders elected the following eleven directors to serve a one-year term.  The voting results are set forth below.

	For	Authority Withheld

Joann F. Bashinsky	7,982,561	828,560
Paul R. Bates	7,999,755	811,366
David A. Jones	8,000,174	810,247
Mark W. McCutcheon	8,001,378	809,743
John P. McKleroy, Jr.	7,990,090	821,031
William B. Morton, Jr.	8,460,494	350,627
J. Wallace Nall, Jr.	7,987,058	824,063
Edward R. Pascoe	8,454,383	356,738
F. Wayne Pate	7,982,890	828,231
John S. P. Samford	8,457,153	353,468
John S. Stein, III	8,462,013	349,108

Proposal 2

Golden Enterprises’ shareholders approved, by an advisory vote, the compensation paid to Golden Enterprises’ named executive officers.  The voting results are set forth below.

For	Against	Abstained

7,674,825	35,716	358,301

Proposal 3

Golden Enterprises’ shareholders voted on the frequency for holding future advisory votes on executive compensation.  The voting results are set forth below.

1 Year	2 Years	3 Years	Abstained

769,499	53,978	6,459,319	706,079

ITEM 6

EXHIBITS

(3)	Articles of Incorporation and By-laws of Golden Enterprises, Inc.

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: January 10, 2014	/s/Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated: January 10, 2014	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)