Form 10-Q
period 2014-02-28
GOLDEN ENTERPRISES INC
filed 2014-04-10
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended February 28 2014

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
Yes (  )   No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2014.

Outstanding at
Class	March 31, 2014
Common Stock, Par Value $0.66 2/3	11,732,632

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	Feb 28	May 31
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,006,665	$757,111
Receivables, net	10,542,604	10,459,706
Inventories:
Raw materials and supplies	1,758,754	1,872,541
Finished goods	3,468,493	3,083,272
	5,227,247	4,955,813

Prepaid expenses	1,818,953	1,554,737
Accrued income taxes	220,665	-
Deferred income taxes	596,267	596,267
Total current assets	19,412,401	18,323,634

Property, plant and equipment, net	26,872,749	27,095,054
Other assets	1,896,610	2,337,791

Total	$48,181,760	$47,756,479

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$2,157,364	$1,442,915
Accounts payable	5,301,163	4,809,066
Accrued income taxes	-	53,475
Current portion of long-term debt	366,671	392,850
Other accrued expenses	5,693,706	5,427,017
Salary continuation plan	208,767	196,649
Line of credit outstanding	1,979,488	1,725,289

Total current liabilities	15,707,159	14,047,261

LONG-TERM LIABILITIES
Notes payable - bank, non-current	5,037,607	5,314,213
Salary continuation plan	937,864	1,032,810
Deferred income taxes	3,304,451	3,304,451

Total long-term liabilities	9,279,922	9,651,474

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	18,410,149	19,273,214
	34,127,298	34,990,363
Less: Cost of common shares in treasury (2,096,161 shares at February 28, 2014
and 2,096,161 shares at May 31, 2013)	(10,932,619)	(10,932,619)

Total stockholder's equity	23,194,679	24,057,744

Total	$48,181,760	$47,756,479

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	February 28, 2014	March 1, 2013	February 28, 2014	March 1, 2013

Net sales	$32,140,922	$33,641,238	$100,769,083	$101,533,313
Cost of sales	16,717,231	17,419,327	51,755,644	52,139,342
Gross margin	15,423,691	16,221,911	49,013,439	49,393,971

Selling, general and administrative expenses	15,262,451	15,345,178	47,262,462	46,425,735
Operating income	161,240	876,733	1,750,977	2,968,236

Reorganization costs	1,026,980	-	1,026,980	-
Operating (loss) income	(865,740)	876,733	723,997	2,968,236

Other income (expenses):
Gain on sale of assets	13,410	5,531	22,693	55,940
Interest expense	(72,353)	(67,673)	(238,016)	(183,924)
Other income	18,055	35,809	71,953	79,442
Total other income (expenses)	(40,888)	(26,333)	(143,370)	(48,542)

(Loss)/income before income taxes	(906,628)	850,400	580,627	2,919,694
Income taxes	(345,775)	378,012	343,756	1,334,913
Net (loss)/income	$(560,853)	$472,388	$236,871	$1,584,781

PER SHARE OF COMMON STOCK
Basic and Diluted earnings	$(0.05)	$0.04	$0.02	$0.14

Weighted average number of common
stock share outstanding:
Basic and Diluted	11,732,632	11,732,632	11,732,632	11,733,775

Cash dividends paid per share of
common stock	$0.0313	$0.0313	$0.0938	$0.0938

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	February 28, 2014	March 1, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$100,686,185	$101,539,629
Miscellaneous income	71,953	79,442
Cash paid to suppliers and employees	(49,528,595)	(52,223,815)
Cash paid for operating expenses	(47,061,874)	(46,350,384)
Income taxes paid	(617,896)	(764,570)
Interest expenses paid	(238,016)	(183,923)
Net cash provided by operating activities	3,311,757	2,096,379

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(2,676,256)	(2,261,171)
Proceeds from sale of property, plant and equipment	48,125	69,415
Net cash used in investing activities	(2,628,131)	(2,191,756)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	28,795,552	28,883,232
Debt repayments	(28,844,137)	(28,706,964)
Change in checks outstanding in excess of bank
balances	714,449	(84,241)
Cash dividends paid	(1,099,936)	(1,100,647)
Purchase of treasury shares	-	(6,860)
Net cash used in financing activities	(434,072)	(1,015,480)

Net change in cash and cash equivalents	249,554	(1,110,857)
Cash and cash equivalents at beginning of period	757,111	1,893,816
Cash and cash equivalents at end of period	$1,006,665	$782,959

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	February 28, 2014	March 1, 2013

Net Income	$236,871	$1,584,781
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,873,128	2,516,662
Gain on sale of property and equipment	(22,693)	(55,940)

Changes in operating assets and liabilities:
Change in receivables - net	(82,898)	6,316
Change in inventories	(271,434)	(255,176)
Change in prepaid expenses	(264,216)	(323,758)
Change in other assets	441,181	(123,350)
Change in accounts payable	492,097	(1,765,092)
Change in accrued expenses	266,689	24,239
Change in salary continuation	(82,828)	(82,647)
Change in accrued income taxes	(274,140)	570,344

Net cash provided by operating activities	$3,311,757	$2,096,379

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
The accompanying unaudited condensed consolidated financial statements of Golden Enterprises, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for year ended May 31, 2013 which can be found on our website at www.goldenflake.com/financial.html.

2.
The consolidated results of operations for the thirty-nine weeks ended February 28, 2014 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 30, 2014.

3.	The following tables summarize the prepaid assets accounts at February 28, 2014 and May 31, 2013.

	February 28, 2014	May 31, 2013

Truck shop supplies	$372,966	$445,504
Insurance deposit	82,959	82,959
Prepaid marketplace spending	315,674	212,026
Deferred advertising fees	354,375	-
Prepaid insurance	377,755	257,757
Prepaid taxes/licenses	112,122	59,203
Prepaid dues/supplies	162,840	413,100
Other	40,262	84,188

	$1,818,953	$1,554,737

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

6.
The Company has a letter of credit with an outstanding amount of $1,850,000 outstanding at February 28, 2014 compared to $1,900,000 outstanding at March 1, 2013. The letter of credit supports the Company’s commercial self-insurance program.

7.
The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3,000,000. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement. The Company’s line-of-credit debt as of February 28, 2014 was $1,979,488 with an interest rate of 3.25%, leaving the Company with $1,020,512 of credit availability. The Company’s line-of-credit debt as of May 31, 2013 was $1,725,289 with an interest rate of 3.25%, leaving the Company with $1,274,711 of credit availability.

8.
The Company has a note payable with a balance of $5,404,278 as of February 28, 2014.  The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility.  In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4,000,000.  In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the purchase and implementation of a new Enterprise Resource Planning computer software system.  At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the repayment of the loan.  The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

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

10.
During the third quarter of fiscal 2014, the Company took necessary steps to streamline its management structure. As a result, the Company reduced its workforce by approximately 2% and incurred gross restructuring charges of $1,026,980 consisting of severance costs related to the workforce reduction. As all of the restructuring activities were completed in the third quarter of fiscal 2014, the Company does not expect to recognize additional costs in future periods relating to these actions.

The activity in the restructuring accrual for the three month period ended February, 2014 is as follows:

Restructuring accrual – December 1, 2013	$1,026,980
Cash payments	(286,667)
Restructuring accrual – February 28, 2014	$740,313

The accrual balance as of February 28, 2014 will be relieved throughout fiscal year 2014 and early 2015, as severance payments are completed. The restructuring accrual is included in the balance of other accrued expenses in the unaudited condensed consolidated balance sheet.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and subsidiary as of February 28, 2014, and the related condensed consolidated statement of operations for the thirteen week and thirty-nine week periods ended February 28, 2014 and March 1, 2013, and the related condensed statements of cash flows for the thirty-nine week periods ending February 28, 2014 and March 1, 2013.  These financial statements are the responsibility of the Company’s management.

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
April 3, 2014

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  This discussion should be read in conjunction with our recent SEC filings, including Form 10-K for the year ended May 31, 2013.  The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances.  We routinely evaluate our estimates including those considered significant and discussed in detail in Form 10-K for the year ended May 31, 2013.  Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

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

Liquidity and Capital Resources

At February 28, 2014 and May 31, 2013, working capital was $3,705,242 and $4,276,373, respectively.

The Company did not purchase shares of treasury stock this quarter.  The Company’s current ratio was 1.24 to 1.00 at February 28, 2014 compared to 1.30 to 1.00 at May 31, 2013.

Accounts Receivable and Allowance for Doubtful Accounts

At February 28, 2014 and May 31, 2013 the Company had accounts receivables in the amount of $10,542,604 and $10,459,706 respectively, net of an allowance for doubtful accounts of $70,000.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended February 28, 2014, net sales decreased 4.5% from the comparable period in fiscal 2013. For the thirty-nine weeks ended February 28, 2014, net sales decreased 0.8% from the comparable period in fiscal 2013.  This year’s third quarter cost of sales was 52.0% of net sales compared to 51.8% for last year’s third quarter.  This year’s cost of sales year to date was 51.4% of net sales compared to 51.4% for last year’s year to date.  This year’s third quarter, selling, general and administrative expenses were 47.5% of net sales compared to 45.6% for last year’s third quarter.  This year’s selling, general and administrative expenses year to date were 46.9% of net sales compared to 45.7% for last year’s year to date.

The following tables compare manufactured products to resale products:

Manufactured Products-Resale Products

	Thirteen Weeks Ended		Thirteen Weeks Ended
	February 28, 2014		March 1, 2013
Sales		%		%
Manufactured Products	$26,372,237	82.1%	$24,643,951	73.3%
Resale Products	5,768,685	17.9%	8,997,287	26.7%
Total	$32,140,922	100.0%	$33,641,238	100.0%

Gross Margin		%		%
Manufactured Products	$13,109,843	49.7%	$12,212,771	49.6%
Resale Products	2,313,848	40.1%	4,009,140	44.6%
Total	$15,423,691	48.0%	$16,221,911	48.2%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	February 28, 2014		March 1, 2013
Sales		%		%
Manufactured Products	$81,135,991	80.5%	$79,967,917	78.8%
Resale Products	19,633,092	19.5%	21,565,396	21.2%
Total	$100,769,083	100.0%	$101,533,313	100.0%

Gross Margin		%		%
Manufactured Products	$40,859,960	50.4%	$41,616,080	52.0%
Resale Products	8,153,479	41.5%	7,777,891	36.1%
Total	$49,013,439	48.6%	$49,393,971	48.6%

The Company’s gain on sale of assets for the thirteen weeks ended February 28, 2014 in the amount of $13,410 was from the sale of used transportation equipment.

For last year’s thirteen weeks, the gain on sale of assets in the amount of $5,531 was from the sale of used transportation equipment.

The Company’s effective tax rate for the thirteen weeks was (38.1%) compared to 44.5% for the last year’s thirteen weeks.  The Company’s effective tax rate for the thirty-nine weeks ended February 28, 2014 was 59.2% and 45.7% for the comparable period last year.

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

ITEM 4

CONTROLS AND PROCEDURES

The Company fully implemented an Enterprises Resource Planning computer software system (“ERP System”) in the third quarter.  Internal accounting controls and procedures are an integral part of the ERP System.  Although the ERP System has been implemented and is functional, the Company at this time is checking, through the use of its previous internal control system, material financial information produced/generated by the ERP System to verify its accuracy and also provide reasonable assurance regarding the reliability of such information.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report utilizing the ERP System and checking material information provided with the previous internal control system.  Any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in accumulating and communicating such information to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s third fiscal quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, the only change to occur during the period covered by this report was the implementation of the ERP System.

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

Registrant Purchases of Equity Securities

The Company did not purchase any shares of treasury stock during the period covered by this report.

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: April 4, 2014	/s/ Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated: April 4, 2014	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)