Form 10-K
period 2014-05-30
GOLDEN ENTERPRISES INC
filed 2014-08-21
CIK 42228

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2014

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4339

GOLDEN ENTERPRISES, INC.
 (Exact name of registrant as specified in its charter)

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Golden Flake Drive
Birmingham, Alabama 35205
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number including area code:  (205) 458-7316

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title Of Class	Name of exchange on which registered
Common Stock, Par Value $0.66 2/3	NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )    No (X)

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 29, 2013.  Common Stock, Par Value $0.66 2/3 --$17,770,711

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2014.

Class Common Stock, Par Value $0.66 2/3	Outstanding at July 31, 2014 11,732,632 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 18, 2014 are incorporated by reference into Part III.

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT –2014
GOLDEN ENTERPRISES, INC.

PART I

ITEM 1. – DESCRIPTION OF BUSINESS

Golden Enterprises, Inc. (the “Company”) is a holding company which owns all of the issued and outstanding capital stock of Golden Flake Snack Foods, Inc., a wholly-owned operating subsidiary company (“Golden Flake” or the “Company”).

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

Golden Flake Snack Foods, Inc.

General

Golden Flake is a Delaware corporation with its principal place of business and home office located at One Golden Flake Drive, Birmingham, Alabama.  Golden Flake has been a premiere producer, marketer, and distributor of snack products in the Southeastern United States since 1923.  Golden Flake manufactures and distributes a full line of high quality salted snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings, and puff corn.  Golden Flake also sells canned dips, pretzels, peanut butter crackers, cheese crackers, dried meat products, and nuts packaged by other manufacturers using the Golden Flake label.

Raw Materials

Golden Flake purchases raw materials used in manufacturing and processing its snack food products from various sources.  A large part of the raw materials used by Golden Flake consists of farm commodities, most notably corn, potatoes and pork skin pellets, which are subject to precipitous change in supply and price.  Weather varies from season to season and directly affects both the quality and quantity of supply available.  Golden Flake has no control over the agricultural aspects or prices and its profits are affected accordingly.  The Company also purchases flexible bags or other suitable wrapping material for the storage, shipment, and presentation of the finished product to our customers.

Distribution

Golden Flake sells its products through both its own sales organization and independent distributors principally to commercial establishments which sell food products in Alabama, Tennessee, Georgia, Mississippi, Louisiana, Kentucky, and South Carolina as well as parts of Florida, North Carolina, Arkansas, Missouri, Oklahoma, Virginia, Indiana, and Texas.  The Golden Flake brand is well-known throughout the Southeast.  The products are distributed to its customers by either company transportation or commercial carrier out of the Birmingham and Ocala plants.

Golden Flake’s products are distributed to a wide variety of grocery store chains, discount stores, convenience stores, restaurants, and other outlets located in our marketing area.  Golden Flake is not dependent on any one or a few major customers.

Competition

The snack foods business is highly competitive.  In the area in which Golden Flake operates, many companies engage in the production and distribution of food products similar to those produced and sold by Golden Flake.  Most, if not all, of Golden Flake’s products are in direct competition with similar products of several local and regional companies, many of which are larger in terms of capital and sales volume than is Golden Flake, and at least one national company, the Frito Lay Division of Pepsi Co., Inc..  Golden Flake’s marketing thrust is aimed at selling the highest quality product possible and giving good service to its customers, while being competitive with its prices.  Golden Flake constantly tests the quality of its products for comparison with other similar products of competitors and maintains tight quality controls over its products.  The Company believes that one of its major advantages is the Golden Flake brand, which has been developed and enhanced throughout the history of the company and is now well known within the geographic area served by the Company.  The Company continues to promote the Golden Flake brand through sponsorship agreements, billboard campaigns, advertising, and other efforts.

Intellectual Property

The name “Golden Flake” and its regularly used symbol are federally registered trademarks of the Company.  The Company also owns other trademarks such as “The South’s Original Potato Chip”, a Golden Flake design from 1922, the name “Sweetheat” and certain other trademarks not used on a regular basis.

Employees

As of June 30, 2014, Golden Flake employed approximately 750 employees.  Of these employees, 729 were full-time, while 21 were part-time.  Approximately 414 employees are involved in route sales and sales supervision, approximately 196 are in production, approximately 109 are in management and administrative personnel and 31 are administrative support personnel.

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

Mark W. McCutcheon, 59
Mr. McCutcheon is Chairman of the Board, Chief Executive Officer and President of the Company and President of Golden Flake. He was elected Chairman of the Board on July 22, 2010, President and Chief Executive Officer of the Company on April 4, 2001 and President of Golden Flake on November 1, 1998. He has been employed by Golden Flake or the Company since 1980. Mr. McCutcheon is elected to his positions on an annual basis and his present terms of office will expire on May 29, 2015.

Patty Townsend, 56
Ms. Townsend is Chief Financial Officer, Vice President and Secretary of the Company. She was initially elected Chief Financial Officer, Vice-President and Secretary of the Company on March 1, 2004. She has been employed with the Company since 1988. Ms. Townsend is elected to her positions on an annual basis, and her present terms of office will expire on May 29, 2015.

Paul R. Bates, 60
Mr. Bates is Executive Vice-President of Sales, Marketing and Transportation for Golden Flake. He has held these positions since October 26, 1998. Mr. Bates was Vice-President of Sales from October 1, 1994 to 1998. Mr. Bates has been employed by Golden Flake since March 1979. Mr. Bates is elected to his positions on an annual basis, and his present terms of office will expire on May 29, 2015.

David A. Jones, 62
Mr. Jones is Executive Vice-President of Operations, Human Resources and Quality Control for Golden Flake. He has held these positions since May 20, 2002. Mr. Jones was Vice-President of Manufacturing from 1998 to 2002 and Vice-President of Operations from 2000 to 2002. Mr. Jones has been employed by Golden Flake since 1984. Mr. Jones is elected to his positions on an annual basis, and his present terms of office will expire on May 29, 2015.

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

Commodity Cost Fluctuations

Significant commodity price fluctuations for certain commodities purchased by the Company, particularly potatoes, corn, pork skins, and cooking oils could have a material impact on results of operations.  These price fluctuations can be impacted by various factors including weather conditions, such as flooding or drought.  In an attempt to manage commodity cost fluctuations, the Company, in the normal course of business, enters into contracts to purchase pre-established quantities of various types of raw materials, at contracted prices based on expected short term needs.

Energy Cost Fluctuations

The Company can also be adversely impacted by changes in the cost of natural gas and other fuel costs, such as gasoline and diesel fuel.  Long term increases in the cost of natural gas and fuel costs could adversely impact and increase the Company’s cost of sales and selling, marketing, and delivery expenses.
There are other risks and factors not described above that could also cause actual results to differ materially from those in any forward looking statement made by the Company.

Breaches of Our Information Technology Systems

Company operations use and store sensitive data, including proprietary business information and personally identifiable information, in secure data centers and on our networks. The Company could face a number of threats to its data centers and networks of unauthorized access, security breaches and other system disruptions. It is critical to the Company that its infrastructure remains secure and is perceived by customers to be secure. The Company uses encryption and authentication technologies to secure the transmission and storage of data. Despite its security measures, information technology systems may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information used or stored on the Company’s networks and may result in significant data losses or theft of our or our customers' proprietary business information or personally identifiable information. A cybersecurity breach could negatively affect the Company’s reputation. In addition, a cyber attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on the business, results of operations and financial condition of the Company.

Product Liability

The Company is subject to a risk of product liability if the Company’s products actually or allegedly result, or are alleged to result, in bodily injury. While the Company maintains what it believes to be reasonable limits of stop loss insurance coverage to appropriately respond to such liability exposures, large product liability claims, if made, could exceed our insurance coverage limits. There can be no assurance that we will not incur significant costs in relation to such claims in the future.

Risks Relating to the Company’s Common Stock and the Securities Market

The trading price of shares of the Company’s common stock may be affected by many factors and the price of shares of its common stock could decline.  As a publicly traded company, the trading price of the Company’s common stock has fluctuated significantly in the past. The future trading price of the Company’s common stock may be volatile and could be subject to material price fluctuations.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. – PROPERTIES

The headquarters of the Company are located in Birmingham, Alabama at One Golden Flake Drive.  The properties of Golden Flake are described below.

Manufacturing Plants and Office Headquarters

The main plant and office headquarters of Golden Flake are also located in Birmingham, Alabama, at One Golden Flake Drive and are situated on approximately 40 acres of land.  This facility consists of three buildings which have a total of approximately 300,000 square feet of floor area.  The Birmingham plant manufactures a full line of Golden Flake products.  Golden Flake also has a garage and vehicle maintenance service center from which it services, maintains, repairs, and rebuilds its fleet and delivery trucks in Birmingham.

Golden Flake also has a manufacturing plant in Ocala, Florida.  This plant was placed in service in November 1984.  The Ocala plant consists of approximately 100,000 square feet of floor area and is located on a 28-acre site on Silver Springs Boulevard.  The Company manufactures tortilla chips and potato chips from this facility.

Management believes that our Company’s facilities for the production of our products are suitable and adequate, that they are being appropriately utilized in line with past experience, and that they have sufficient production capacity for their present intended purposes.  The extent of utilization of such facilities varies based upon seasonal demand for our products.  It is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities.  However, management believes that additional production can be obtained at the existing facilities by adding personnel and capital equipment by adding shifts of personnel or expanding the facilities.  We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

Both manufacturing plants and the office headquarters are owned by Golden Flake and are owned free and clear of any debt.

Distribution Warehouses

Golden Flake owns central branch warehouses in Birmingham, Montgomery, Midfield, Demopolis, Fort Payne, Muscle Shoals, Huntsville, Phenix City, Tuscaloosa, Mobile, Dothan, and Oxford, Alabama; Gulfport and Jackson, Mississippi; Knoxville and Memphis, Tennessee; Macon, Georgia; Panama City, Tallahassee, and Pensacola, Florida; and New Orleans, Louisiana.  The warehouses vary in size from 2,400 to 8,000 square feet.  All central branch warehouses are owned free and clear of any debts.  The Company also rents satellite warehouse branches throughout its distribution area.

ITEM 3. – LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company or its subsidiary other than ordinary routine litigation incidental to the business of the Company and its subsidiary.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Golden Enterprises, Inc. and Subsidiary

Market and Dividend Information

The Company’s common stock is traded on the NASDAQ Global Market under the symbol GLDC.  The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended May 30, 2014 and May 31, 2013 and the amount of dividends paid per share in each quarter.  Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.

	Market Price
	High	Low	Dividend
Quarter Year Ended 2014	Price	Price	Paid Per share
First quarter (13 weeks ended August 30, 2013)	$3.67	$3.36	$.0313
Second quarter (13 weeks ended November 29, 2013)	4.36	3.46	.0313
Third quarter (13 weeks ended February 28, 2014)	4.30	3.85	.0313
Fourth quarter (13 weeks ended May 30, 2014)	4.90	4.10	.0313

	High	Low	Dividend
Quarter Year Ended 2013	Price	Price	Paid Per share
First quarter (13 weeks ended August 31, 2012)	$3.54	$3.32	$.0313
Second quarter (13 weeks ended November 30, 2012)	3.50	3.16	.0313
Third quarter (13 weeks ended March 1, 2013)	3.61	3.25	.0313
Fourth quarter (13 weeks ended May 31, 2013)	3.64	3.37	.0313

As of July 25, 2014, there were approximately 838 shareholders of record.

Securities Authorized For Issuance under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the fiscal year ended May 30, 2014.

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

The Company sells its products through both its own sales organization and independent distributors principally to commercial establishments that sell food products primarily in the Southeastern United States.  The products are distributed through the independent distributors and Company route representatives who are supplied with selling inventory by the Company’s trucking fleet.  All of the route representatives are employees of the Company and use the Company’s direct-store delivery system.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, the preparation of which is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the consolidated financial statements.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due considerations to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below.  However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.  Other accounting policies and estimates are detailed in Note 1 of the Notes To Consolidated Financial Statements in this 10-K.

Revenue Recognition

The Company recognizes sales and related costs upon delivery or shipment of products to its customers, including independent distributors.  Sales are reduced by returns from and allowances to customers.

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized.  Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations.  The amount of the allowance for doubtful accounts is based on management’s estimate of the accounts receivable amount that is uncollectible.  The Company records a general reserve based on analysis of historical data.  In addition, the Company records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer.  The allowance for bad debts is reviewed quarterly, and determined whether the amount should be changed.  Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At May 30, 2014 and May 31, 2013, the Company had accounts receivables in the amount of $11,341,024 and $10,459,706, net of an allowance for doubtful accounts of $70,000 and $70,000, respectively.  The Company did not have any major customer write-offs this year that were not covered by credit insurance.

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

This year the Company used a 4% investment rate to discount the estimated claims based on the historical payout pattern during 2014 and 2013.  A one percentage point change in the discount rate would have impacted the liability by approximately $34,000.

Actual ultimate losses could vary from those estimated by the third-party actuary.  The Company believes the reserves established are reasonable estimates of the ultimate liability based on historical trends.

As of May 30, 2014, the Company’s casualty reserve was $1,349,181 and at May 31, 2013 the casualty reserve was $1,315,853.

Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experienced for claims incurred but not yet reported.  Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

Other Commitments

The Company has a letter of credit in the amount of $1,850,000 outstanding at May 30, 2014 and $1,900,000 at May 31, 2013.  The letter of credit supports the Company’s commercial self-insurance program.

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3 million.  The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement with the bank.  The Company’s line-of-credit debt at May 30, 2014 was $2,528,511 with an interest rate of 3.25%, leaving the Company with $471,489 of credit availability.  The Company’s line-of-credit debt at May 31, 2013 was $1,725,289 with an interest rate of 3.25%, leaving the Company with $1,274,711 of credit availability.

The Company’s current ratio (current assets divided by current liabilities) was 1.32 to 1.00 and 1.30 to 1.00 at May 30, 2014 and May 31, 2013, respectively.

Available cash, cash from operations, and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

Net sales decreased by 1.0% in fiscal year 2014 and increased by 1.0% in fiscal year 2013.

Cost of sales as a percentage of net sales amounted to 51.3% and 51.5% in 2014 and 2013, respectively.

Selling, general and administrative expenses were 46.7% of net sales in 2014 and 46.8% of net sales in 2013.

Operating income for the fiscal year decreased 22.2% compared to last fiscal year, driven by increased selling and administrative expenses a large portion of which was attributable to Reorganization costs associated with a workforce reduction in November 2013.  Nonrecurring restructuring charges associated with the workforce reduction were $1,026,980 for the last fiscal year.

The Company’s effective tax rates for 2014 and 2013 were 42.2% and 47.9%, respectively.  Note 6 to the Consolidated Financial Statements provides additional information about the provision for income taxes.

The following tables compare manufactured products to resale products for the fiscal years ended May 30, 2014 and May 31, 2013:

	Manufactured Products-Resale Products

	2014		2013

Sales		%		%
Manufactured Products	$110,130,309	81.0%	$108,848,686	79.3%
Resale Products	25,766,586	19.0%	28,496,030	20.7%
Total	$135,896,895	100.0%	$137,344,716	100.0%

Gross Margin		%		%
Manufactured Products	$55,489,556	50.4%	$54,727,249	50.3%
Resale Products	10,742,719	41.7%	11,830,040	41.5%
Total	$66,232,275	48.7%	$66,557,289	48.5%

Liquidity and Capital Resources

Working capital was $4,865,358 and $4,276,373 at May 30, 2014 and May 31, 2013, respectively.  Net cash provided by operations amounted to $3,263,728 and $4,607,029 in fiscal years May 30, 2014 and May 31, 2013, respectively. During 2014, the principal source of liquidity for the Company’s operating needs was provided from operating activities, credit facilities, and cash on hand.

Additions to property, plant and equipment are expected to be approximately $5,000,000 in fiscal year 2015.

Cash dividends of $1,466,581 and $1,467,879 were paid in 2014 and 2013, respectively.

The Company did not purchase any shares of treasury stock in fiscal 2014 while cash of $6,860 was used to purchase 2,000 shares of treasury stock in fiscal 2013.

During fiscal 2014, the Company’s debt proceeds net of re-paid debt was $410,372 versus $73,670 during fiscal 2013.

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

Recent Developments

During the most recent fiscal year, the Company completed implementation of the enterprise resource planning (ERP) system.  This system provides management with real time information to improve forecasting, enhance order and revenue tracking, and integrate our manufacturing, sales and marketing, human resources, and financial applications.  The depreciation and amortization costs associated with this system will result in an increase in selling, general, and administrative expenses with an after tax effect currently estimated to be approximately $163,000 per year or a reduction in net income of $.02 per share.  The Company expects future cost savings from the implementation of the ERP System due to decreased labor expenses and increase in work flow, supply chain and performance management efficiencies.

During the third quarter of fiscal 2014, the Company took necessary steps to streamline its management structure. As a result, the Company reduced its workforce by approximately 2% and incurred gross restructuring charges of $1,026,980 consisting of severance costs related to the workforce reduction. As all of the restructuring activities were completed in the third quarter of fiscal 2014, the Company does not expect to recognize additional costs in future periods relating to these actions.  This one time restructuring change reduced net income by approximately $.09 per share.

Recently Issued Accounting Pronouncements

See Note 1 to the consolidated financial statements included in Item 8 for a summary of recently issued accounting pronouncements.

ITEM 7 A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as Company is a Smaller Reporting Company.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiary for the year ended May 30, 2014, consisting of the following, are contained herein:

Consolidated Balance Sheets	- As of May 30, 2014 and May 31, 2013
Consolidated Statements of Income	- May 30, 2014 and May 31, 2013
Consolidated Statements of Changes in Stockholders’ Equity	- May 30, 2014 and May 31, 2013
Consolidated Statements of Cash Flows	- May 30, 2014 and May 31, 2013
Notes to Consolidated Financial Statements	- May 30, 2014 and May 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Golden Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary (“the Company”) as of May 30, 2014 and May 31, 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule of Golden Enterprises, Inc. and subsidiary listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Enterprises, Inc. and subsidiary as of May 30, 2014 and May 31, 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the  financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama August 7, 2014

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of May 30, 2014 and May 31, 2013

ASSETS

	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$1,160,630	$757,111

Receivables:
Trade accounts	11,333,609	10,363,221
Other	77,415	166,485
	11,411,024	10,529,706
Less: Allowance for doubtful accounts	70,000	70,000
	11,341,024	10,459,706

Inventories:
Raw materials	2,123,313	1,872,541
Finished goods	3,536,326	3,083,272
	5,659,639	4,955,813

Prepaid expenses	1,277,861	1,554,737
Deferred income taxes	559,672	596,267
Total current assets	19,998,826	18,323,634

PROPERTY, PLANT AND EQUIPMENT
Land	2,769,499	2,769,499
Buildings	18,804,228	18,793,928
Machinery and equipment	66,295,760	64,749,661
Transportation equipment	7,304,711	6,709,355
	95,174,198	93,022,443
Less: Accumulated depreciation	69,502,854	65,927,389

	25,671,344	27,095,054
OTHER ASSETS
Cash surrender value of life insurance	602,353	695,761
Other	1,207,743	1,642,030

Total other assets	1,810,096	2,337,791

TOTAL	$47,480,266	$47,756,479

See Accompanying Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

	2014	2013

CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,971,076	$1,442,915
Accounts payable	3,719,102	4,809,066
Current portion of long-term debt	369,979	392,850
Line of credit outstanding	2,528,511	1,725,289
Accrued income tax	378,659	53,475
Other accrued expenses	5,953,171	5,427,017
Salary continuation plan	212,970	196,649

Total current liabilities	15,133,468	14,047,261

LONG-TERM LIABILITIES
Note payable-bank, non-current	4,944,233	5,314,213
Salary continuation plan	920,184	1,032,810
Deferred income taxes	2,969,389	3,304,451

Total long-term liabilities	8,833,806	9,651,474

STOCKHOLDERS' EQUITY
Common stock - $.66 2/3 par value:
Authorized 35,000,000 shares;
issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	18,728,462	19,273,214
Treasury shares -at cost (2,096,161 shares)	(10,932,619)	(10,932,619)

Total stockholders' equity	23,512,992	24,057,744

TOTAL	$47,480,266	$47,756,479

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Fiscal Years Ended May 30, 2014 and May 31, 2013

	2014	2013

Net sales	$135,896,895	$137,344,716
Cost of sales	69,664,620	70,787,427
Gross margin	66,232,275	66,557,289

Selling, general and administrative expenses	63,396,380	64,233,593
Restructuring charges	1,026,980	-

Operating income	1,808,915	2,323,696

Other (expenses) income:
Gain on sale of assets	22,693	61,040
Interest expense	(336,592)	(311,098)
Other income	98,872	102,917

Total other (expenses) income	(215,027)	(147,141)

Income before income taxes	1,593,888	2,176,555

Provision for income taxes	672,059	1,042,518

Net income	$921,829	$1,134,037

PER SHARE OF COMMON STOCK
Basic earnings	$0.08	$0.10

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended May 30, 2014 and May 31, 2013

		Additional			Total
	Common	Paid-in	Retained	Treasury	Stockholders'
	Stock	Capital	Earnings	Shares	Equity

Balance - June 1, 2012	$9,219,195	$6,497,954	$19,607,056	$(10,925,759)	$24,398,446

Net income - 2013	-	-	1,134,037	-	1,134,037
Cash dividends paid	-	-	(1,467,879)	-	(1,467,879)
Treasury shares purchased	-	-	-	(6,860)	(6,860)

Balance - May 31, 2013	9,219,195	6,497,954	19,273,214	(10,932,619)	24,057,744

Net income - 2014	-	-	921,829	-	921,829
Cash dividends paid	-	-	(1,466,581)	-	(1,466,581)

Balance - May 30, 2014	$9,219,195	$6,497,954	$18,728,462	$(10,932,619)	$23,512,992

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Fiscal Years Ended May 30, 2014 and May 31, 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$135,015,577	$137,451,083
Interest income	1,956	2,007
Rental income	29,783	48,222
Other operating cash payments/receipts	67,133	52,688
Cash paid to suppliers and employees for cost of goods sold	(68,774,050)	(69,214,257)
Cash paid for suppliers and employees for selling, general and
administrative	(62,094,737)	(62,306,528)
Income taxes	(645,342)	(1,115,088)
Interest expense	(336,592)	(311,098)

Net cash provided by operating activities	3,263,728	4,607,029

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,380,287)	(4,149,678)
Proceeds from sale of property, plant and equipment	48,125	74,514

Net cash used in investing activities	(2,332,162)	(4,075,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt proceeds	35,726,909	38,361,199
Debt repayments	(35,316,537)	(38,287,529)
Change in checks outstanding in excess of bank
balances	528,162	(267,501)
Purchases of treasury shares	-	(6,860)
Cash dividends paid	(1,466,581)	(1,467,879)

Net cash (used in) financing activities	(528,047)	(1,668,570)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	403,519	(1,136,705)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	757,111	1,893,816

CASH AND CASH EQUIVALENTS AT
END OF YEAR	$1,160,630	$757,111

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Fiscal Years Ended May 30, 2014 and May 31, 2013

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

	2014	2013

Net income	$921,829	$1,134,037
Adjustment to reconcile net income to net cash provided
by operating activities:
Depreciation	3,778,563	3,538,740
Deferred income taxes	(298,467)	(185,939)
Gain on sale of property and equipment	(22,693)	(61,040)
Change in receivables-net	(881,318)	106,367
Change in inventories	(703,826)	200,985
Change in prepaid expenses	276,876	200,137
Change in cash surrender value of insurance	93,408	62,906
Change in other assets - other	434,287	(191,298)
Change in accounts payable	(1,089,964)	(1,216,399)
Change in accrued expenses	526,154	954,938
Change in salary continuation plan	(96,305)	(49,774)
Change in accrued income taxes	325,184	113,369

Net cash provided by operating activities	$3,263,728	$4,607,029

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended May 30, 2014 and May 31, 2013

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

Fiscal Year
The Company ends its fiscal year on the Friday closest to the last day in May.  The year ended May 30, 2014 included 52 weeks as did the year ended May 31, 2013.

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
For the Fiscal Years Ended May 30, 2014 and May 31, 2013

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

Advertising
The Company expenses advertising costs as incurred.  These costs are included in selling, general and administrative expenses.  Advertising expense amounted to $7,767,596 and $8,228,325 for the fiscal years 2014 and 2013, respectively.

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

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended May 30, 2014 and May 31, 2013

Shipping and Handling Costs
Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company, are classified as selling, general and administrative expenses.  Shipping and handling costs amounted to $3,838,605 and $3,911,142 for the fiscal years 2014 and 2013, respectively.

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

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 30, 2014 and May 31, 2013

NOTE 2 – PREPAID EXPENSES

At May 30, 2014 and May 31, 2013, prepaid expenses consist of the following:

	2014	2013

Truck shop supplies	$351,985	$445,504
Insurance deposit	58,548	82,959
Prepaid marketplace spending	274,571	212,026
Prepaid insurance	274,389	257,757
Prepaid taxes and licenses	88,858	59,203
Prepaid dues and supplies	7,742	413,100
Other prepaid	221,768	84,188

	$1,277,861	$1,554,737

NOTE 3 – OTHER ACCRUED EXPENSES

At May 30, 2014 and May 31, 2013, other accrued expenses consist of the following:

	2014	2013
Accrued payroll	$956,839	$463,967
Self insurance liability	1,349,181	1,315,853
Accrued vacation	1,465,871	1,419,726
Other accrued expenses	2,181,280	2,227,471

	$5,953,171	$5,427,017

NOTE 4 - LINE OF CREDIT

The Company has a line-of-credit agreement with a local Birmingham bank that permits borrowing up to $3 million.    The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement.  In October 2013, the line-of-credit was renewed with no changes from the previous year.  The Company’s line-of-credit debt at May 30, 2014 was $2,528,511 with an interest rate of 3.25%, leaving the Company with $471,489 of credit availability.  The Company’s line-of-credit debt at May 31, 2013 was $1,725,289 with an interest rate of 3.25%, leaving the Company with $1,274,711 of credit availability.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 30, 2014 and May 31, 2013

NOTE 5 – LONG-TERM LIABILITIES

Long-term debt at May 30, 2014 and May 31, 2013 consists of the following:

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

	2014	2013
Total equipment note payable	$5,314,212	$5,671,240
Less: current portion	(369,979)	(357,027)
Total non current portion	$4,944,233	$5,314,213

In January 2010, the Company transferred an existing operating lease from one provider to another. Included in the new lease agreement were 5 transport vehicles that were added as a capital lease. The capital portion of the lease is for a term of 4 years at an annual interest rate of 3.69%.

	2014	2013
Total capital lease	$-	$35,823
Less: current portion	-	(35,823)
Total non current portion	$-	$-

	2014	2013
Total note payable and capital lease	$5,314,212	$5,707,063
Less: current portion	(369,979)	(392,850)
Total non current portion	$4,944,233	$5,314,213

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 30, 2014 and May 31, 2013

NOTE 5 – LONG-TERM LIABILITIES- CONTINUED
Other long-term obligations at May 30, 2014 and May 31, 2013 consist of the following:

	2014	2013
Salary continuation plan	$1,133,154	$1,229,459
Less: current portion	(212,970)	(196,649)
Total non current portion	$920,184	$1,032,810

The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives.   The Company recognized compensation expense of $143,695 and $131,804 for fiscal 2014 and 2013, respectively.

NOTE 6 – INCOME TAXES

At May 30, 2014 and May 31, 2013 the provision for income taxes consists of the following:

	2014	2013
Current:
Federal	$786,126	$992,003
State	184,400	236,454

	970,526	1,228,457

Deferred:
Federal	(241,758)	(150,610)
State	(56,709)	(35,329)

	(298,467)	(185,939)

Total	$672,059	$1,042,518

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 30, 2014 and May 31, 2013

NOTE 6 – INCOME TAXES- CONTINUED
The effective tax rate for continuing operations differs from the expected tax using statutory rates.  A reconciliation between the expected tax and actual tax follows:

	2014	2013

Tax on income at statutory rates	$541,921	$740,028
Increase resulting from:
State income taxes, less Federal income tax effect	121,704	156,060
Other - net	8,434	146,430

Total	$672,059	$1,042,518

The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:

	2014	2013
Deferred tax assets
Salary continuation plan	$430,599	$467,194
Accrued vacation	557,032	539,495
Inventory capitalization	96,923	65,515
Allowance for doubtful accounts	26,600	26,600
Other accrued expenses	284,350	141,511

Gross deferred tax assets before valuation allowance	1,395,504	1,240,315
Less valuation allowance	-	-

Total deferred tax assets	1,395,504	1,240,315

Deferred tax liabilities
Property and equipment	3,700,884	3,867,929
Prepaid expenses	104,337	80,570
Total deferred tax liabilities	3,805,221	3,948,499

Net deferred tax liability	$2,409,717	$2,708,184

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 30, 2014 and May 31, 2013

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

The Company’s contributions to the Plan are reviewed and approved by the Board of Directors.  For the year ended June 3, 2011, the Board approved an increase in the Company match from 20% of an employee’s eligible contributions to 25% of an employee’s eligible contributions.  The Company’s 401(k) and Profit Sharing Plan changed to December 31st from May 31st starting in 2014.  Total plan contributions for the years ended May 30, 2014 and May 31, 2013 were $90,956 and $154,760, respectively.

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

	2014	2013

Accrued salary continuation plan - beginning of year	$1,229,459	$1,279,233

Benefits accrued	143,695	131,804

Benefits paid	(240,000)	(181,578)

Accrued salary continuation plan - end of year	$1,133,154	$1,229,459

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended May 30, 2014 and May 31, 2013

NOTE 8 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended May 30, 2014 and May 31, 2013

NOTE 9– COMMITMENTS AND CONTINGENCIES

Rental expense was $1,200,883 in 2014 and $1,438,402 in 2013.

The Company has entered into various operating lease agreements to replace aging route vans and transport trucks.  The current annual obligation under this agreement is $480,301.  Future minimum lease commitments for operating leases at May 30, 2014 were as follows:

2015	480,301
2016	185,058
2017	70,075
2018	-
2019	-

The Company has a letter of credit in the amount of $1,850,000 outstanding at May 30, 2014 and $1,900,000 at May 31, 2013.  The letter of credit supports the Company’s commercial self-insurance program.  The Company pays an annual commitment fee of 0.75% to maintain the letters of credit.

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

NOTE 10 - CONCENTRATIONS OF CREDIT RISK

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

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended May 30, 2014 and May 31, 2013

NOTE 11– SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

The following tabulation gives certain supplementary statement of income information for the years ended May 30, 2014 and May 31, 2013:

	2014	2013

Maintenance and repairs	$6,909,152	$6,163,701
Depreciation	3,778,563	3,538,740
Payroll taxes	2,204,506	2,316,893

Amounts for other taxes, rents, and research and development costs are not presented because each of such amounts is less than 1% of total revenues.

NOTE 12– SUBSEQUENT EVENT

On July 25, 2014, the Company sold real property, along with improvements located thereon, that it owned in the city of Decatur, Georgia to a third party purchaser.  The gross sales price paid by the third party purchaser for the real property was $250,000.  Certain selling expenses and real estate commissions were paid by the Company from the gross sales proceeds resulting in net proceeds of approximately $229,044.  The real property had previously been used by the Company as a distribution warehouse, but was no longer needed or used by the Company.

NOTE 13 – RESTRUCTURING CHARGES

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

The activity in the restructuring accrual for the six month period ended May, 2014 is as follows:

Restructuring accrual – December 1, 2013	$1,026,980
Cash payments	(535,640)
Restructuring accrual – May 30, 2014	$491,340

The accrual balance as of May 30, 2014 will be relieved through November 2014, as severance payments are completed. The restructuring accrual is included in the balance of other accrued expenses in the consolidated balance sheet.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our company’s management, under the supervision of and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Assessment on Internal Control over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of May 30, 2014. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on management’s assessment, it concluded that, as of May 30, 2014, the company’s internal control over financial reporting was effective based on those criteria set forth.

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

Changes in Internal Control over Financial Reporting

No change in our internal controls over financial reporting occurred during the fiscal quarter ended May 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. – DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of information as follows and as set forth under the caption Executive Officers of the Registrant and Its Subsidiary which appears in Part I of this Form 10-K on Page 7, the information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Additional Information Concerning the Board of Directors,”  “Executive Compensation and Other Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” and “Corporate Governance” of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be held September 18, 2014.

Section 16A Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission (“SEC”).  All officers and directors, who were required to file, timely filed required Form 4 and 5 reports.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be held September 18, 2014.  See Item 5 of this Annual Report on Form 10-K for information concerning the Company’s equity compensation plans.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be held September 18, 2014.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled “Certain Related Party Transactions” and “Director Independence” of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be held September 18, 2014.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Independent Accountants” of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be held September 18, 2014.

Prior to September 30, 2014, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

PART IV

ITEM 15. - EXHIBITS AND FINANCIAL STATEMENT
SCHEDULES

   (a)  1. LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

Consolidated Balance Sheets – May 30, 2014 and May 31, 2013

Consolidated Statements of Income- Years ended May 30, 2014 and May 31, 2013

Consolidated Statements of Changes in Stockholders’ Equity- Years ended May 30, 2014 and May 31, 2013

Consolidated Statements of Cash Flows- Years ended May 30, 2014 and May 31, 2013

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

10.26
A Purchase Agreement was executed by and between Golden Flake Snack Foods, Inc. as Seller, and Redwine Property Management, Inc. as Purchaser, with a transfer date of July 25, 2014, for the sale of real property and improvements located thereon in Decatur, Georgia.

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

GOLDEN ENTERPRISES, INC.

By /s/Patty Townsend	August 15, 2014
Patty Townsend Vice President, Secretary and Principal Financial Officer	Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Mark W. McCutcheon	Chairman of the Board, Chief	August 15, 2014
Mark W. McCutcheon	Executive Officer, and President

/s/Patty Townsend	Vice President, Secretary and	August 15, 2014
Patty Townsend	Principal Financial Officer

/s/F. Wayne Pate	Director	August 15, 2014
F. Wayne Pate

/s/Edward R. Pascoe	Director	August 15, 2014
Edward R. Pascoe

/s/John P. McKleroy, Jr.	Director	August 15, 2014
John P. McKleroy, Jr.

/s/John S.P. Samford	Director	August 15, 2014
John S.P. Samford

/s/J. Wallace Nall, Jr.	Director	August 15, 2014
J. Wallace Nall, Jr.

/s/Joann F. Bashinsky	Director	August 15, 2014
Joann F. Bashinsky

/s/Paul R. Bates	Executive Vice-President	August 15, 2014
Paul R. Bates	and Director

/s/David A. Jones	Executive Vice-President	August 15, 2014
David A. Jones	and Director

/s/William B. Morton, Jr.	Director	August 15, 2014
William B. Morton, Jr.

/s/John S. Stein III	Director	August 15, 2014
John S. Stein III

SCHEDULE II

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended May 30, 2014 and May 31, 2013

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Allowance for Doubtful Accounts	of Year	Expenses	Deductions	of Year

Year ended May 31, 2013	$70,000	$0	$0	$70,000

Year ended May 30, 2014	$70,000	$0	$0	$70,000

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

10.26	A Purchase Agreement was executed by and between Golden Flake Snack Foods, Inc. as Seller, and Redwine Property Management, Inc. as Purchaser, with a transfer date of July 25, 2014, for the sale of real property and improvements located thereon in Decatur, Georgia.

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