Form 10-Q
period 2014-08-29
GOLDEN ENTERPRISES INC
filed 2014-10-09
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

 FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended August 29, 2014

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
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 26, 2014.

Outstanding at
Class	September 26, 2014
Common Stock, Par Value $0.66 2/3	11,732,632

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	August 29,	May 30,
	2014	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,451,432	$1,160,630
Receivables, net	11,055,988	11,341,024
Inventories:
Raw materials and supplies	2,587,047	2,123,313
Finished goods	3,808,838	3,536,326
	6,395,885	5,659,639

Prepaid expenses	1,210,911	1,277,861
Accrued income taxes	129,359	-
Deferred income taxes	559,672	559,672
Total current assets	20,803,247	19,998,826

Property, plant and equipment, net	24,789,997	25,671,344
Other assets	1,777,769	1,810,096

Total	$47,371,013	$47,480,266

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$2,136,250	$1,971,076
Accounts payable	3,656,847	3,719,102
Accrued income taxes	476,307	378,659
Current portion of long-term debt	373,317	369,979
Other accrued expenses	5,659,315	5,953,171
Salary continuation plan	187,058	212,970
Line of credit outstanding	2,231,656	2,528,511

Total current liabilities	14,720,750	15,133,468

LONG-TERM LIABILITIES
Notes payable - bank, non-current	4,850,013	4,944,233
Salary continuation plan	917,288	920,184
Deferred income taxes	2,969,389	2,969,389

Total long-term liabilities	8,736,690	8,833,806

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	19,129,043	18,728,462
	34,846,192	34,445,611
Less: Cost of common shares in treasury (2,096,161 shares at August 29, 2014
and May 30, 2013)	(10,932,619)	(10,932,619)

Total stockholder's equity	23,913,573	23,512,992

Total	$47,371,013	$47,480,266

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Thirteen
	Weeks	Weeks
	Ended	Ended
	August 29, 2014	August 30, 2013

Net sales	$34,125,036	$35,141,838
Cost of sales	17,002,866	17,469,087
Gross margin	17,122,170	17,672,751

Selling, general and administrative expenses	16,025,248	16,253,347
Operating income	1,096,922	1,419,404

Other income (expenses):
Gain on sale of assets	243,944	18,653
Interest expense	(139,867)	(85,111)
Other income	16,786	26,103
Total other income (expenses)	120,863	(40,355)

Income before income taxes	1,217,785	1,379,049
Income taxes	450,559	607,521
Net income	$767,226	$771,528

PER SHARE OF COMMON STOCK
Basic earnings	$0.07	$0.07

Weighted average number of common
stock share outstanding:
Basic	11,732,632	11,732,632

Cash dividends paid per share of
common stock	$0.0313	$0.0313

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	August 29, 2014	August 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$34,410,072	$35,161,525
Miscellaneous income	16,786	26,103
Cash paid to suppliers and employees	(17,125,607)	(17,248,536)
Cash paid for operating expenses	(15,935,446)	(16,584,623)
Income taxes paid	(482,270)	(37,673)
Interest expenses paid	(139,867)	(85,111)
Net cash provided by operating activities	743,668	1,231,685

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(107,602)	(625,349)
Proceeds from sale of property, plant and equipment	243,944	20,500
Net cash used in investing activities	136,342	(604,849)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	8,554,850	9,616,552
Debt repayments	(8,942,587)	(9,478,262)
Change in checks outstanding in excess of bank
balances	165,174	(276,859)
Cash dividends paid	(366,645)	(366,645)
Net cash used in financing activities	(589,208)	(505,214)

Net change in cash and cash equivalents	290,802	121,622
Cash and cash equivalents at beginning of period	1,160,630	757,111
Cash and cash equivalents at end of period	$1,451,432	$878,733

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	August 29, 2014	August 30, 2013

Net Income	$767,226	$771,528
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	988,948	931,977
Gain on sale of property and equipment	(243,944)	(18,653)

Changes in operating assets and liabilities:
Change in receivables - net	285,036	19,687
Change in inventories	(736,246)	(1,276,374)
Change in prepaid expenses	66,950	(1,206,730)
Change in other assets	32,327	243,388
Change in accounts payable	(62,254)	817,308
Change in accrued expenses	(293,856)	406,767
Change in salary continuation	(28,808)	(27,061)
Change in accrued income taxes	(31,711)	569,848

Net cash provided by operating activities	$743,668	$1,231,685

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
The accompanying unaudited condensed consolidated financial statements of Golden Enterprises, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for year ended May 30, 2014 which can be found on our website at www.goldenflake.com/financial.html.

2.	The consolidated results of operations for the thirteen weeks ended August 29, 2014 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 29, 2015.

3.	The following tables summarize the prepaid assets accounts at August 29, 2014 and May 30, 2014.

	August 29, 2014	May 30, 2014

Truck shop supplies	$334,261	$351,985
Insurance deposit	48,548	58,548
Prepaid marketplace spending	322,904	274,571
Prepaid insurance	123,247	274,389
Prepaid taxes/licenses	98,032	88,858
Prepaid dues/supplies	135,324	7,742
Other	148,595	221,768

	$1,210,911	$1,277,861

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

5.	Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

6.	The Company has a letter of credit in the amount of $1,850,000 outstanding at August 29, 2014 and at August 30, 2013. The letter of credit supports the Company’s commercial self-insurance program.

7.
The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3,000,000. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement. The Company’s line-of-credit debt as of August 29, 2014 was $2,231,656 with an interest rate of 3.25%, leaving the Company with $768,344 of credit availability. The Company’s line-of-credit debt as of May 30, 2014 was $2,528,511 with an interest rate of 3.25%, leaving the Company with $471,489 of credit availability.

8.
The Company has a note payable with a balance of $5,223,330 as of August 29, 2014.  The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility.  In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4,000,000.  In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the purchase and implementation of a new Enterprise Resource Planning computer software system.  At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the repayment of the loan.  The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

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

The activity in the restructuring accrual for the nine month period ended August, 2014:

Restructuring accrual – December 1, 2013	$1,026,980
Cash payments	(778,422)
Restructuring accrual – August 29, 2014	$248,558

The accrual balance as of August 29, 2014 will be relieved through November 2014, as severance payments are completed. The restructuring accrual is included in the balance of other accrued expenses in the consolidated balance sheet.

11.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and Subsidiary as of August 29, 2014, and the related condensed consolidated statements of income and cash flows for the thirteen week periods ended August 29, 2014 and August 30, 2013.  These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Golden Enterprises, Inc. and Subsidiary as of May 30, 2014 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the fiscal year ended (not presented herein); and in our report dated August 7, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 30, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama
September 18, 2014

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  This discussion should be read in conjunction with our recent SEC filings, including Form 10-K for the year ended May 30, 2014.  The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances.  We routinely evaluate our estimates including those considered significant and discussed in detail in Form 10-K for the year ended May 30, 2014.  Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

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

Liquidity and Capital Resources

At August 29, 2014 and May 30, 2014, working capital was $6,082,497 and $4,865,358, respectively.

The Company did not purchase shares of treasury stock this quarter.  The Company’s current ratio was 1.41 to 1.00 at August 29, 2014 compared to 1.32 to 1.00 at May 30, 2014.

Accounts Receivable and Allowance for Doubtful Accounts

At August 29, 2014 and May 30, 2014 the Company had accounts receivables in the amount of $11,055,988 and $11,341,024 respectively, net of an allowance for doubtful accounts of $70,000.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended August 29, 2014, net sales decreased 2.9% from the thirteen weeks ended August 30, 2013. This year’s first quarter cost of sales was 49.8% of net sales compared to 49.7% for last year’s first quarter.  This year’s first quarter, selling, general and administrative expenses were 47.0% of net sales compared to 46.3% for last year’s first quarter.

The following tables compare manufactured products to resale products:

Manufactured Products-Resale Products

	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 29, 2014		August 30, 2013
Sales		%		%
Manufactured Products	$27,928,910	81.8%	$28,249,289	80.4%
Resale Products	6,196,126	18.2%	6,892,549	19.6%
Total	$34,125,036	100.0%	$35,141,838	100.0%

Gross Margin		%		%
Manufactured Products	$14,454,052	51.8%	$14,792,998	52.4%
Resale Products	2,668,118	43.1%	2,879,753	41.8%
Total	$17,122,170	50.2%	$17,672,751	50.3%

The Company’s gain on sale of assets for the thirteen weeks ended August 29, 2014 in the amount of $243,944 which is split up as $229,044 from the sale of real property in Decatur, Georgia and $14,900  from the sale of used transportation equipment.  For last year’s thirteen weeks, the gain on sale of assets was $18,653, also from the sale of used transportation equipment.

The Company’s effective tax rate for the thirteen weeks was 37.0% compared to 44.1% for the last year’s thirteen weeks.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended August 29, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

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

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended August 29, 2014.

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

10.26
A Purchase Agreement was executed by and between Golden Flake Snack Foods, Inc, as Seller, and Redwine Property Management, Inc. as Purchaser, with a transfer date of July 25, 2014, for the sale of real property and improvements located thereon in Decatur, Georgia (incorporated by reference to Exhibit 10.26 to Golden Enterprises, Inc. May 30, 2014 Form 10-K filed with the Commission).

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

GOLDEN ENTERPRISES, INC. (Registrant)

Dated: October 9, 2014	/s/Mark W. McCutcheon Mark W. McCutcheon Chairman of the Board, President and Chief Executive Officer

Dated: October 9, 2014	/s/ Patty Townsend Patty Townsend Vice-President and Chief Financial Officer (Principal Accounting Officer)