Form 10-Q
period 2014-11-28
GOLDEN ENTERPRISES INC
filed 2015-01-08
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended November 28, 2014

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
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2014
Outstanding at
Class	December 31, 2014
Common Stock, Par Value $0.66 2/3	11,732,632

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 28,	May 30,
	2014	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,183,093	$1,160,630
Receivables, net	10,688,466	11,341,024
Inventories:
Raw materials and supplies	1,786,801	2,123,313
Finished goods	3,563,072	3,536,326
	5,349,873	5,659,639

Prepaid expenses	1,490,903	1,277,861
Deferred income taxes	559,672	559,672
Total current assets	20,272,007	19,998,826

Property, plant and equipment, net	24,408,218	25,671,344
Other assets	1,724,834	1,810,096

Total	$46,405,059	$47,480,266

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,928,533	$1,971,076
Accounts payable	4,164,279	3,719,102
Accrued income taxes	115,929	378,659
Current portion of long-term debt	376,649	369,979
Other accrued expenses	4,903,601	5,953,171
Salary continuation plan	160,624	212,970
Line of credit outstanding	2,529,592	2,528,511

Total current liabilities	14,179,207	15,133,468

LONG-TERM LIABILITIES
Notes payable - bank, non-current	4,754,474	4,944,233
Salary continuation plan	914,334	920,184
Deferred income taxes	2,969,389	2,969,389

Total long-term liabilities	8,638,197	8,833,806

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	18,803,125	18,728,462
	34,520,274	34,445,611
Less: Cost of common shares in treasury (2,096,161 shares at November 28, 2014
and May 30, 2014)	(10,932,619)	(10,932,619)

Total stockholder's equity	23,587,655	23,512,992

Total	$46,405,059	$47,480,266

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	November 28, 2014	November 29, 2013	November 28, 2014	November 29, 2013

Net sales	$32,029,326	$33,486,323	$66,154,362	$68,628,161
Cost of sales	16,463,995	17,569,326	33,466,861	35,038,413
Gross margin	15,565,331	15,916,997	32,687,501	33,589,748

Selling, general and administrative expenses	15,401,103	15,746,664	31,426,351	32,000,011
Operating income	164,228	170,333	1,261,150	1,589,737

Other income (expenses):
Gain (loss) on sale of assets	8,862	(9,370)	252,806	9,283
Interest expense	(90,583)	(80,552)	(230,450)	(165,663)
Other income	6,489	27,795	23,275	53,898
Total other income (expenses)	(75,232)	(62,127)	45,631	(102,482)

Income before income taxes	88,996	108,206	1,306,781	1,487,255
Income taxes	48,269	82,010	498,828	689,531
Net income	$40,727	$26,196	$807,953	$797,724

PER SHARE OF COMMON STOCK
Basic earnings	$0.00	$0.00	$0.07	$0.07

Weighted average number of common
stock shares outstanding:
Basic	11,732,632	11,732,632	11,732,632	11,732,632

Cash dividends paid per share of
common stock	$0.0313	$0.0313	$0.0625	$0.0625

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	November 28, 2014	November 29, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$66,806,920	$68,132,959
Miscellaneous income	23,275	53,898
Cash paid to suppliers and employees	(31,360,105)	(32,821,744)
Cash paid for operating expenses	(32,038,530)	(32,731,666)
Income taxes paid	(761,558)	(298,637)
Interest expenses paid	(230,450)	(165,663)
Net cash provided by operating activities	2,439,552	2,169,147

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(713,604)	(1,022,538)
Proceeds from sale of property, plant and equipment	254,356	25,625
Net cash used in investing activities	(459,248)	(996,913)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	15,825,219	19,500,557
Debt repayments	(16,007,227)	(19,682,446)
Change in checks outstanding in excess of bank
balances	(42,543)	326,216
Cash dividends paid	(733,290)	(733,290)
Net cash used in financing activities	(957,841)	(588,963)

Net change in cash and cash equivalents	1,022,463	583,271
Cash and cash equivalents at beginning of period	1,160,630	757,111
Cash and cash equivalents at end of period	$2,183,093	$1,340,382

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	November 28, 2014	November 29, 2013

Net Income	$807,953	$797,724
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,975,180	1,838,298
Gain on sale of property and equipment	(252,806)	(9,283)

Changes in operating assets and liabilities:
Change in receivables - net	652,558	(495,202)
Change in inventories	309,766	(795,206)
Change in prepaid expenses	(213,042)	(722,122)
Change in other assets	85,262	339,466
Change in accounts payable	445,177	1,675,665
Change in accrued expenses	(1,049,570)	(796,421)
Change in salary continuation	(58,196)	(54,666)
Change in accrued income taxes	(262,730)	390,894

Net cash provided by operating activities	$2,439,552	$2,169,147

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements of Golden Enterprises, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 to Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for year ended May 30, 2014 which can be found on our website at www.goldenflake.com/financial.html.

2.	The consolidated results of operations for the twenty-six weeks ended November 28, 2014 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 29, 2015.

3.	The following tables summarize the prepaid assets accounts at November 28, 2014 and May 30, 2014.

	November 28, 2014	May 30, 2014

Truck shop supplies	$319,972	$351,985
Insurance deposit	48,548	58,548
Prepaid marketplace spending	202,839	274,571
Deferred advertising fees	151,234	-
Prepaid insurance	452,420	274,389
Prepaid taxes/licenses	55,760	88,858
Prepaid dues/supplies	95,730	7,742
Other	164,400	221,768

	$1,490,903	$1,277,861

4.	The principal raw materials used in the manufacture of the Company’s snack food products are potatoes, corn, pork skin pellets, vegetable oils, and seasoning. The principal supplies used are flexible film, cartons, trays, boxes, and bags. These raw materials and supplies are generally available in adequate quantities in the open market from sources in the United States and are generally contracted up to a year in advance.

5.	Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

6.	The Company has a letter of credit in the amount of $1,850,000 outstanding at November 28, 2014 and at November 29, 2013. The letter of credit supports the Company’s commercial self-insurance program.

7.	The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3,000,000. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement. The Company’s line-of-credit debt as of November 28, 2014 was $2,529,592 with an interest rate of 3.25%, leaving the Company with $470,408 of credit availability. The Company’s line-of-credit debt as of May 30, 2014 was $2,528,511 with an interest rate of 3.25%, which left the Company with $471,489 of credit availability.

8.	The Company has a note payable with a balance of $5,131,123 as of November 28, 2014. The loan was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility. In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4,000,000. In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the purchase and implementation of a new Enterprise Resource Planning computer software system. At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the repayment of the loan. The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.

9.	The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and Subsidiary as of November 28, 2014, and the related condensed consolidated statements of income for the thirteen and twenty-six week periods ended November 28, 2014 and November 29, 2013, and the related condensed consolidated statements of cash flows for the twenty-six week periods ended November 28, 2014 and November 29, 2013.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Golden Enterprises, Inc. and Subsidiary as of May 30, 2014, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated August 7, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 30, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama
January 8, 2015

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  This discussion should be read in conjunction with our recent SEC filings, for the year ended May 30, 2014.  The preparation of these financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures.  Future events and their effects cannot be determined with absolute certainty.  Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances.  We routinely evaluate our estimates including those considered significant and discussed in detail in Form 10-K for the year ended May 30, 2014.  Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

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

Liquidity and Capital Resources

At November 28, 2014 and May 30, 2014, working capital was $6,092,800 and $4,865,358, respectively.

The Company did not purchase shares of treasury stock this quarter.  The Company’s current ratio was 1.43 to 1.00 at November 28, 2014 compared to 1.32 to 1.00 at May 30, 2014.

Accounts Receivable and Allowance for Doubtful Accounts

At November 28, 2014 and May 30, 2014 the Company had accounts receivables in the amount of $10,688,466 and $11,341,024 respectively, net of an allowance for doubtful accounts of $70,000.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended November 28, 2014, net sales decreased 4.4% from the comparable period in fiscal 2014. For the twenty-six weeks ended November 28, 2014, net sales decreased 3.6% from the comparable period in fiscal 2014. Revenues this year were negatively impacted by a loss in part by contract business that was not renewed.  This year’s second quarter cost of sales was 51.4% of net sales compared to 52.5% for last year’s second quarter.  This year’s cost of sales year to date was 50.6% of net sales compared to 51.1% for last year’s year to date.  This year’s second quarter, selling, general and administrative expenses were 48.1% of net sales compared to 47.0% for last year’s second quarter.  This year’s selling, general and administrative expenses year to date were 47.5% of net sales compared to 46.6% for last year’s year to date.

 The following tables compare manufactured products to resale products:

Manufactured Products-Resale Products

	Thirteen Weeks Ended		Thirteen Weeks Ended
	November 28, 2014		November 29, 2013
Sales		%		%
Manufactured Products	$25,289,031	79.0%	$26,514,465	79.2%
Resale Products	6,740,295	21.0%	6,971,858	20.8%
Total	$32,029,326	100.0%	$33,486,323	100.0%

Gross Margin		%		%
Manufactured Products	$12,759,082	50.5%	$12,957,119	48.9%
Resale Products	2,806,249	41.6%	2,959,878	42.5%
Total	$15,565,331	48.6%	$15,916,997	47.5%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	November 28, 2014		November 29, 2013
Sales		%		%
Manufactured Products	$53,217,941	80.4%	$54,763,754	79.8%
Resale Products	12,936,421	19.6%	13,864,407	20.2%
Total	$66,154,362	100.0%	$68,628,161	100.0%

Gross Margin		%		%
Manufactured Products	$27,213,134	51.1%	$27,750,117	50.7%
Resale Products	5,474,367	42.3%	5,839,631	42.1%
Total	$32,687,501	49.4%	$33,589,748	48.9%

The Company’s gain on sale of assets for the thirteen weeks ended November 28, 2014 in the amount of $8,862 was from the sale of used transportation equipment.

For last year’s thirteen weeks, the loss on sale of assets in the amount of $9,370 was from the sale of used transportation equipment.

The Company’s effective tax rate for the thirteen weeks was 54.2% compared to 75.8% for the last year’s thirteen weeks.  The Company’s effective tax rate for the twenty-six weeks ended November 28, 2014 was 38.2% and 46.4% for the comparable period last year.

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

Inflation

Certain costs and expenses of the Company are affected by inflation. The Company’s prices for its products over the past several years have remained relatively flat.  The Company plans to contend with the effect of further inflation to the extent possible through efficient purchasing, improved manufacturing methods, pricing, and by monitoring and controlling expenses.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter ended November 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

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

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended November 28, 2014.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

 Submission of Matters to a Vote of Security Holders.

The following information was previously provided in a Form 8-K/A.

On September 18, 2014, Golden Enterprises, Inc. (“Golden Enterprises”) held its 2014 annual meeting of shareholders at its principal executive offices at One Golden Flake Drive, Birmingham, Alabama  35205.

Set forth below are the voting results for each of the matters submitted to a vote of the shareholders:

Proposal 1

Golden Enterprises’ shareholders elected the following eleven directors to serve a one-year term.  The voting results are set forth below.

For
Joann F. Bashinsky	8,131,939
Paul R. Bates	8,141,134
David A. Jones	8,137,148
Mark W. McCutcheon	8,142,487
John P. McKleroy, Jr.	8,134,143
William B. Morton, Jr.	8,605,386
J. Wallace Nall, Jr.	8,111,283
Edward R. Pascoe	8,588,611
F. Wayne Pate	8,113,417
John S. P. Samford	8,563,200
John S. Stein, III	8,607,997

Proposal 2

Golden Enterprises’ shareholders approved the adoption of the Golden Enterprises 2014 Long Term Incentive Plan.  The voting results are set forth below.

For	Against

8,112,277	515,369

ITEM 6

EXHIBITS

(3)	Articles of Incorporation and By-laws of Golden Enterprises, Inc.

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: January 8, 2015	/s/Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated: January 8, 2015	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)