Form 10-Q
period 2015-02-27
GOLDEN ENTERPRISES INC
filed 2015-04-09
CIK 42228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended February 27, 2015

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
Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2015

Outstanding at
Class	March 31, 2015
Common Stock, Par Value $0.66 2/3	11,291,757

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	February 27,	May 30,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$945,440	$1,160,630
Receivables, net	10,553,110	11,341,024
Inventories:
Raw materials and supplies	1,878,664	2,123,313
Finished goods	3,302,870	3,536,326
	5,181,534	5,659,639

Prepaid expenses	1,571,842	1,277,861
Accrued income taxes	61,150	-
Deferred income taxes	559,672	559,672
Total current assets	18,872,748	19,998,826

Property, plant and equipment, net	25,316,474	25,671,344
Other assets	1,644,167	1,810,096

Total	$45,833,389	$47,480,266

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,718,316	$1,971,076
Accounts payable	4,333,165	3,719,102
Accrued income taxes	-	378,659
Current portion of long-term debt	792,332	369,979
Other accrued expenses	4,508,132	5,953,171
Salary continuation plan	133,657	212,970
Line of credit outstanding	2,762,759	2,528,511
Total current liabilities	14,248,361	15,133,468

LONG-TERM LIABILITIES
Notes payable - bank, non-current	6,415,161	4,944,233
Salary continuation plan	911,321	920,184
Deferred income taxes	2,969,389	2,969,389
Total long-term liabilities	10,295,871	8,833,806

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized
Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	18,709,002	18,728,462
	34,426,151	34,445,611
Less: Cost of common shares in treasury (2,537,036 shares at February 27, 2015
and 2,096,161 shares at May 30, 2014)	(13,136,994)	(10,932,619)

Total stockholder's equity	21,289,157	23,512,992

Total	$45,833,389	$47,480,266

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	February 27, 2015	February 28, 2014	February 27, 2015	February 28, 2014

Net sales	$31,521,659	$32,140,922	$97,676,021	$100,769,083
Cost of sales	16,008,972	16,717,231	49,475,833	51,755,644
Gross margin	15,512,687	15,423,691	48,200,188	49,013,439

Selling, general and administrative expenses	14,814,153	15,262,451	46,240,504	47,262,462
Operating income before reorganization costs	698,534	161,240	1,959,684	1,750,977

Reorganization costs	-	1,026,980	-	1,026,980
Operating income (loss) after reorganization costs	698,534	(865,740)	1,959,684	723,997

Other (expenses) income:
Gain (loss) on sale of assets	6,800	13,410	259,606	22,693
Interest expense	(93,065)	(72,353)	(323,515)	(238,016)
Other income	56,546	18,055	79,821	71,953
Total other (expenses) income	(29,719)	(40,888)	15,912	(143,370)

Income before income taxes	668,815	(906,628)	1,975,596	580,627
Income taxes	396,292	(345,775)	895,120	343,756
Net income (loss)	$272,523	$(560,853)	$1,080,476	$236,871

PER SHARE OF COMMON STOCK
Basic earnings	$0.02	$(0.05)	$0.09	$0.02

Weighted average number of common
stock shares outstanding:
Basic	11,451,635	11,732,632	11,638,966	11,732,632

Cash dividends paid per share of
common stock	$0.0313	$0.0313	$0.0938	$0.0938

See Accompanying Notes to Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	February 27, 2015	February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$98,463,935	$100,686,185
Miscellaneous income	79,821	71,953
Cash paid to suppliers and employees	(46,423,451)	(49,528,595)
Cash paid for operating expenses	(46,923,992)	(47,061,874)
Income taxes paid	(1,334,929)	(617,896)
Interest expenses paid	(323,515)	(238,016)
Net cash provided by operating activities	3,537,869	3,311,757

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(2,584,672)	(2,676,256)
Proceeds from sale of property, plant and equipment	261,156	48,125
Net cash used in investing activities	(2,323,516)	(2,628,131)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	24,093,217	28,795,552
Debt repayments	(21,965,689)	(28,844,137)
Change in checks outstanding in excess of bank
balances	(252,760)	714,449
Cash dividends paid	(1,099,936)	(1,099,936)
Purchases of treasury shares	(2,204,375)	-
Net cash used in financing activities	(1,429,543)	(434,072)

Net change in cash and cash equivalents	(215,190)	249,554
Cash and cash equivalents at beginning of period	1,160,630	757,111
Cash and cash equivalents at end of period	$945,440	$1,006,665

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	February 27, 2015	February 28, 2014

Net Income	$1,080,476	$236,871
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,937,993	2,873,128
Gain on sale of property and equipment	(259,606)	(22,693)

Changes in operating assets and liabilities:
Change in receivables - net	787,914	(82,898)
Change in inventories	478,105	(271,434)
Change in prepaid expenses	(293,981)	(264,216)
Change in other assets- long term	165,929	441,181
Change in accounts payable	614,063	492,097
Change in accrued expenses	(1,445,039)	266,689
Change in salary continuation	(88,176)	(82,828)
Change in accrued income taxes	(439,809)	(274,140)

Net cash provided by operating activities	$3,537,869	$3,311,757

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

2.
The consolidated results of operations for the thirty-nine weeks ended February 27, 2015 are not necessarily indicative of the results to be expected for the fifty-two week fiscal year ending May 29, 2015.

3.	The following tables summarize the prepaid assets accounts at February 27, 2015 and May 30, 2014.

	February 27, 2015	May 30, 2014

Truck shop supplies	$323,916	$351,985
Insurance deposit	48,548	58,548
Prepaid marketplace spending	202,643	274,571
Deferred advertising fees	174,184	-
Prepaid insurance	484,785	274,389
Prepaid taxes/licenses	94,771	88,858
Prepaid dues/supplies	126,099	7,742
Other	116,896	221,768

	$1,571,842	$1,277,861

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

5.	Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

6.	The Company has a letter of credit in the amount of $1,850,000 outstanding at February 27, 2015 and at February 28, 2014. The letter of credit supports the Company’s commercial self-insurance program.

7.
The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3,000,000. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement. The Company’s line-of-credit debt as of February 27, 2015 was $2,762,759 with an interest rate of 3.25%, leaving the Company with $237,241 of credit availability.  The Company’s line-of-credit debt as of May 30, 2014 was $2,528,511 with an interest rate of 3.25%, which left the Company with $471,489 of credit availability.

8.
The Company has two notes payable as of February 27, 2015.  The first note was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility.  In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4,000,000.  In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the purchase and implementation of a new Enterprise Resource Planning computer software system.  At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the repayment of the loan.  The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties.  The note has a balance of $5,037,607 as of February 27, 2015.  The second note was established in order to fund the purchase of 440,875 shares of treasury stock.  The $2,204,375 note is dated January 30, 2015 and is to be repaid over 5 years at 3.3%.  The note has a balance of $2,169,886 as of February 27, 2015.

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

The activity in the restructuring accrual for the three month period ended February, 2014 was as follows:

Restructuring accrual – December 1, 2013	$1,026,980.00
Cash payments	(286,667.00)
Restructuring accrual – February 28, 2014	$740,313.00

The accrual balance as of February 28, 2014 was relieved throughout fiscal year 2014 and early 2015, as severance payments were completed. The restructuring accrual is included in the balance of other accrued expenses in the unaudited condensed consolidated balance sheet.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Golden Enterprises, Inc. and Subsidiary as of February 27, 2015, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods ended February 27, 2015 and February 28, 2014, and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended February 27, 2015 and February 28, 2014.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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
April 9, 2015

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

Liquidity and Capital Resources

At February 27, 2015 and May 30, 2014, working capital was $4,624,387 and $4,865,358, respectively.

The Company purchased 440,875 shares of treasury stock in the amount of $2,204,375 during the period ending February 27, 2015.  The Company’s current ratio was 1.32 to 1.00 at February 27, 2015 compared to 1.32 to 1.00 at May 30, 2014.

Accounts Receivable and Allowance for Doubtful Accounts

At February 27, 2015 and May 30, 2014 the Company had accounts receivables in the amount of $10,553,110 and $11,341,024 respectively, net of an allowance for doubtful accounts of $70,000.

Other Commitments

Available cash, cash from operations and available credit under the line-of-credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

For the thirteen weeks ended February 27, 2015, net sales decreased 1.9% from the comparable period in fiscal 2014. For the thirty-nine weeks ended February 27, 2015, net sales decreased 3.1% from the comparable period in fiscal 2014.  Revenues this year were negatively impacted by a loss in part of contract business that was not renewed.  This year’s third quarter cost of sales was 50.8% of net sales compared to 52.0% for last year’s third quarter.  This year’s cost of sales year to date was 50.7% of net sales compared to 51.4% for last year’s year to date.  This year’s third quarter, selling, general and administrative expenses were 47.0% of net sales compared to 47.5% for last year’s third quarter.  This year’s selling, general and administrative expenses year to date were 47.3% of net sales compared to 46.9% for last year’s year to date.

 The following tables compare manufactured products to resale products:

Manufactured Products-Resale Products

	Thirteen Weeks Ended		Thirteen Weeks Ended
	February 27, 2015		February 28, 2014
Sales		%		%
Manufactured Products	$25,656,300	81.4%	$26,372,237	82.1%
Resale Products	5,865,359	18.6%	5,768,685	17.9%
Total	$31,521,659	100.0%	$32,140,922	100.0%

Gross Margin		%		%
Manufactured Products	$13,102,706	51.1%	$13,109,843	49.7%
Resale Products	2,409,981	41.1%	2,313,848	40.1%
Total	$15,512,687	49.2%	$15,423,691	48.0%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	February 27, 2015		February 28, 2014
Sales		%		%
Manufactured Products	$78,874,241	80.8%	$81,135,991	80.5%
Resale Products	18,801,780	19.2%	19,633,092	19.5%
Total	$97,676,021	100.0%	$100,769,083	100.0%

Gross Margin		%		%
Manufactured Products	$40,315,840	51.1%	$40,859,960	50.4%
Resale Products	7,884,348	41.9%	8,153,479	41.5%
Total	$48,200,188	49.3%	$49,013,439	48.6%

The Company’s gain on sale of assets for the thirteen weeks ended February 27, 2015 in the amount of $6,800 was from the sale of used transportation equipment.

For last year’s thirteen weeks, the gain on sale of assets in the amount of $13,410 was from the sale of used transportation equipment.

The Company’s effective tax rate for the thirteen weeks was 59.3% compared to (38.1%) for the last year’s thirteen weeks.  The Company’s effective tax rate for thethirty-nine weeks ended February 27, 2015 was 45.3% and 59.2% for the comparable period last year.

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

Inflation

Certain costs and expenses of the Company are affected by inflation. The Company’s prices for its products over the past several years have remained relatively flat.  The Company plans to contend with the effect of future inflation, to the extent possible, through efficient purchasing, improved manufacturing methods, pricing, and by monitoring and controlling expenses.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s third fiscal quarter ended February 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

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

Registrant Purchases of Equity Securities.

The Company purchased 440,875 shares of treasury stock in the amount of $2,204,375 for the quarterly period ending February 27, 2015.  The purchase was unanimously approved by the Company’s Board of Directors.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 29 to December 26	-0-	-0-
December 27 to January 30	440,875	$5.00
January 31 to February 27	-0-	-0-
Total Third Quarter	440,875	$5.00

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

                Not applicable.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

                Not applicable.

ITEM 6

EXHIBITS

(3) 3.1
Articles of Incorporation and By-laws of Golden Enterprises, Inc.

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

(10) 10.1
Material Contracts.

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: April 9, 2015	/s/Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated: April 9, 2015	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)