Form 10-K
period 2015-05-29
GOLDEN ENTERPRISES INC
filed 2015-08-20
CIK 42228

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )    No (X)

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 28, 2014.  Common Stock, Par Value $0.66 2/3 --$17,582,590

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of June 30, 2015.

Class	Outstanding at June 30, 2015
Common Stock, Par Value $0.66 2/3	11,291,757 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 17, 2015 are incorporated by reference into Part III.

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT –2015
GOLDEN ENTERPRISES, INC.

PART I

ITEM 1. – DESCRIPTION OF BUSINESS

Golden Enterprises, Inc. (the “Company”) is a holding company which owns all of the issued and outstanding capital stock of Golden Flake Snack Foods, Inc., a wholly-owned operating subsidiary company (“Golden Flake” or the “Company”).

The Company was originally organized under the laws of the State of Alabama as Magic City Food Products, Inc. on June 11, 1946.  On March 11, 1958, it adopted the name Golden Flake, Inc.   The Company was reorganized December 31, 1967 as a Delaware corporation.  On January 1, 1977, the Company, which had been engaged in the business of manufacturing and distributing potato chips, fried pork skins, cheese curls, and other snack foods, spun off its operating division into a separate Delaware corporation known as Golden Flake Snack Foods, Inc. and adopted its present name of Golden Enterprises, Inc.

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

Raw Materials

Golden Flake purchases raw materials used in manufacturing and processing its snack food products from various sources.  A large part of the raw materials used by Golden Flake consists of farm commodities, most notably corn, potatoes and pork skin pellets, which are subject to precipitous change in supply and price.  Weather varies from season to season and directly affects both the quality and quantity of supply available.  Golden Flake has no control over the agricultural aspects or prices and its profits are affected accordingly.  The Company also purchases flexible bags or other suitable wrapping material for the storage, shipment, and presentation of the finished product to the customers.

Distribution

Golden Flake sells its products through both its own sales organization and independent distributors, principally to commercial establishments which sell food products in Alabama, Tennessee, Georgia, Mississippi, Louisiana, Kentucky, and South Carolina as well as parts of Florida, North Carolina, Arkansas, Missouri, Oklahoma, Virginia, Indiana, and Texas.  The Golden Flake brand is well-known throughout the Southeast.  The products are distributed to its sales organization and independent distributors by either company transportation or commercial carrier out of the Birmingham and Ocala plants.

Golden Flake’s products are sold to a wide variety of grocery store chains, discount stores, convenience stores, restaurants, and other outlets located in our marketing area.  Golden Flake is not dependent on any one or a few major customers.

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

Employees

As of June 12, 2015, Golden Flake employed approximately 744 employees.  Of these employees, 725 were full-time, while 19 were part-time.  Approximately 311 employees are involved in sales, 199 are in production, 133 are in management and 101 are in administrative personnel.

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

Mark W. McCutcheon, 60
Mr. McCutcheon is Chairman of the Board, Chief Executive Officer and President of the Company and President of Golden Flake.  He was elected Chairman of the Board on July 22, 2010, President and Chief Executive Officer of the Company on April 4, 2001 and President of Golden Flake on November 1, 1998.  He has been employed by Golden Flake or the Company since 1980.  Mr. McCutcheon is elected to his positions on an annual basis and his present terms of office will expire on June 3, 2016.

Patty Townsend, 57
Ms. Townsend is Chief Financial Officer, Vice President and Secretary of the Company. She was elected Chief Financial Officer, Vice-President and Secretary of the Company on March 1, 2004.  She has been employed with the Company since 1988.  Ms. Townsend is elected to her positions on an annual basis, and her present terms of office will expire on June 3, 2016.

Paul R. Bates, 61
Mr. Bates is Executive Vice-President of Sales, Marketing and Transportation for Golden Flake.  He has held these positions since October 26, 1998.  Mr. Bates was Vice-President of Sales from October 1, 1994 to 1998.  Mr. Bates has been employed by Golden Flake since March 1979.  Mr. Bates is elected to his positions on an annual basis, and his present terms of office will expire on June 3, 2016.

David A. Jones, 63
Mr. Jones is Executive Vice-President of Operations, Human Resources and Quality Control for Golden Flake.  He has held these positions since May 20, 2002.  Mr. Jones was Vice-President of Manufacturing from 1998 to 2002 and Vice-President of Operations from 2000 to 2002.  Mr. Jones has been employed by Golden Flake since 1984.  Mr. Jones is elected to his positions on an annual basis, and his present terms of office will expire on June 3, 2016.

ITEM 1A. – RISK FACTORS

As a smaller reporting company, the Company is not required to provide a statement of risk factors.  However, the Company believes this information may be valuable to our shareholders for this filing.  The Company reserves the right to not provide risk factors in the future.

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

Energy Cost Fluctuations

The Company can be adversely impacted by changes in the cost of natural gas and other fuel costs, such as gasoline and diesel fuel.  Long term increases in the cost of natural gas and fuel costs could adversely impact and increase the Company’s cost of sales and marketing, selling, and delivery expenses.

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

Product Liability

The Company is subject to a risk of product liability if the Company’s products actually are alleged to result, in bodily injury. While the Company maintains what it believes to be reasonable limits of stop loss insurance coverage to appropriately respond to such liability exposures, large product liability claims, if made, could exceed our insurance coverage limits. There can be no assurance that the Company will not incur significant costs in relation to such claims in the future.

Risks Relating to the Company’s Common Stock and the Securities Market

The trading price of shares of the Company’s common stock may be affected by many factors and the price of shares of its common stock could decline.  As a smaller publicly traded company, the trading price of the Company’s common stock has fluctuated significantly in the past. The future trading price of the Company’s common stock may be volatile and could be subject to material price fluctuations.  There are other risks and factors not described above that could also cause actual results to differ materially from those in any forward looking statement made by the Company.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. – PROPERTIES

The headquarters of the Company are located in Birmingham, Alabama at One Golden Flake Drive.  The properties of Golden Flake are described below.

Manufacturing Plants and Office Headquarters

The main plant and office headquarters of Golden Flake are located in Birmingham, Alabama, at One Golden Flake Drive and are situated on approximately 40 acres of land.  This facility consists of three buildings which have a total of approximately 300,000 square feet of floor area.  The Birmingham plant manufactures a full line of Golden Flake products.  Golden Flake also has a garage and vehicle maintenance service center, from which it services, maintains, repairs, and rebuilds its fleet and delivery trucks in Birmingham.

Golden Flake also has a manufacturing plant in Ocala, Florida.  This plant was placed in service in November 1984.  The Ocala plant consists of approximately 100,000 square feet of floor area and is located on a 28-acre site on Silver Springs Boulevard.  The Company manufactures tortilla chips and potato chips from this facility.

Management believes that the Company’s facilities for the production of the products are suitable and adequate, that they are being appropriately utilized in line with past experience, and that they have sufficient production capacity for their present intended purposes.  The extent of utilization of such facilities varies based upon seasonal demand for the products.  It is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities.  However, management believes that additional production can be obtained at the existing facilities by adding personnel and capital equipment, by adding shifts of personnel, or expanding the facilities.  The Company continuously reviews our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

Both manufacturing plants and the office headquarters are owned by Golden Flake and are owned free and clear of any debt.

Distribution Warehouses

Golden Flake owns central branch warehouses in Birmingham, Montgomery, Midfield, Demopolis, Fort Payne, Muscle Shoals, Huntsville, Phenix City, Tuscaloosa, Mobile, Dothan, and Oxford, Alabama; Biloxi and Jackson, Mississippi; Knoxville and Memphis, Tennessee; Macon, Georgia; Panama City, Tallahassee, and Pensacola, Florida; and New Orleans, Louisiana.  The warehouses vary in size from 2,400 to 8,000 square feet.  All central branch warehouses are owned free and clear of any debts.  The Company also rents satellite warehouse branches throughout its distribution area.

ITEM 3. – LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company or its subsidiary other than ordinary routine litigation incidental to the business of the Company and its subsidiary.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Golden Enterprises, Inc. and Subsidiary

Market and Dividend Information

The Company’s common stock is traded on the NASDAQ Global Market under the symbol GLDC.  The following tabulation sets forth the high and low sale prices for the common stock during each quarter of the fiscal years ended May 29, 2015 and May 30, 2014 and the amount of dividends paid per share in each quarter.  Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.

	Market Price
	High	Low	Dividend
Quarter Year Ended 2015	Price	Price	Paid Per share
First quarter (13 weeks ended August 29, 2014)	$4.84	$3.86	$.0313
Second quarter (13 weeks ended November 28, 2014)	4.85	3.85	.0313
Third quarter (13 weeks ended February 27, 2015)	4.48	3.20	.0313
Fourth quarter (13 weeks ended May 29, 2015)	4.20	3.66	.0313

	High	Low	Dividend
Quarter Year Ended 2014	Price	Price	Paid Per share
First quarter (13 weeks ended August 30, 2013)	$3.67	$3.36	$.0313
Second quarter (13 weeks ended November 29, 2013)	4.36	3.46	.0313
Third quarter (13 weeks ended February 28, 2014)	4.30	3.85	.0313
Fourth quarter (13 weeks ended May 30, 2014)	4.90	4.10	.0313

As of July 24, 2015, there were approximately 811 shareholders of record.

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides Equity Compensation Plan information under which equity securities of the Registrant are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of out- standing options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) (c)
Equity compensation plans approved by security holders	310,000	$3.84	440,000
Equity compensation plans not approved by security holders	0	0	0
Total	310,000	$3.84	440,000

Issuer Purchases of Equity Securities

The Company purchased 440,875 shares of its common stock during the fiscal year ended May 29, 2015.  Such purchase was reported on a Form 8-K filed with the SEC on February 3, 2015.

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

The Company sells its products through both its own sales organization and independent distributors principally to commercial establishments that sell food products primarily in the Southeastern United States.  The products are distributed through independent distributors and Company route representatives who are supplied with selling inventory by the Company’s trucking fleet.  All of the route representatives are employees of the Company and use the Company’s direct-store delivery system.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, the preparation of which is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the consolidated financial statements.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due considerations to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below.  However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.  Other accounting policies and estimates are detailed in Note 1 of the Notes To Consolidated Financial Statements in this Form 10-K.

Revenue Recognition

The Company recognizes sales and related costs upon delivery or shipment of products to its customers, including independent distributors.  Sales are reduced by returns from and allowances to customers.

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized.  Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations.  The amount of the allowance for doubtful accounts is based on management’s estimate of the accounts receivable amount that is uncollectible.  The Company records a general reserve based on analysis of historical data.  In addition, the Company records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer.  The allowance for bad debts is reviewed quarterly, and determined whether the amount should be changed.  Failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company. At May 29, 2015 and May 30, 2014, the Company had accounts receivables in the amount of $11,085,689 and $11,341,024, net of an allowance for doubtful accounts of $70,000 and $70,000, respectively.  The Company did not have any major customer write-offs this year that were not covered by credit insurance.

Inventories

Inventories are stated at the lower of cost or market.  Cost is computed on the first-in, first out method.

Accrued Expenses

The Company is self-insured for certain casualty losses relating to automobile liability, general liability, workers’ compensation, property losses, and medical claims all of which are herein referred to as “Casualty Expenses”.  Management estimates certain expenses in an effort to record those expenses in the period incurred. The Company’s significant estimates relate to Casualty Expenses.  The Company also has stop loss insurance coverage to limit the exposure arising from these claims.  Automobile liability, general liability, workers’ compensation, and property losses costs are covered by letters of credit with the company’s claim administrators.

The Company uses a third-party actuary to estimate the Casualty Expenses and obligations on an annual basis.

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

This year the Company used a 4% investment rate to discount the estimated claims based on the historical payout pattern during 2015 and 2014.  A one percentage point change in the discount rate would have impacted the liability by approximately $36,000.

Actual ultimate losses could vary from those estimated by the third-party actuary.  The Company believes the reserves established are reasonable estimates of the ultimate liability based on historical trends.

As of May 29, 2015, the Company’s casualty reserve was $1,472,182 and at May 30, 2014 the casualty reserve was $1,349,181.

Employee medical expense accruals are recorded based on medical claims processed as well as historical medical claims experienced for claims incurred but not yet reported.  Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

Other Commitments

The Company has a letter of credit in the amount of $1,850,000 outstanding at May 29, 2015 and $1,850,000 at May 30, 2014.  The letter of credit supports the Company’s self-insurance program.

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3 million.  The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement with the bank.  The Company’s line-of-credit debt at May 29, 2015 was $2,823,477 with an interest rate of 3.25%, leaving the Company with $176,523 of credit availability.  The Company’s line-of-credit debt at May 30, 2014 was $2,528,511 with an interest rate of 3.25%, leaving the Company with $471,489 of credit availability.

The Company’s current ratio (current assets divided by current liabilities) was 1.47 to 1.00 and 1.38 to 1.00 at May 29, 2015 and May 30, 2014, respectively.

Available cash, cash from operations, and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future.

Operating Results

Net sales decreased by 3.1% in fiscal year 2015 and decreased by 1.0% in fiscal year 2014.

Cost of sales as a percentage of net sales amounted to 50.2% and 51.3% in 2015 and 2014, respectively.

Selling, general and administrative expenses were 47.4% of net sales in 2015 and 46.7% of net sales in 2014.

The Company’s effective tax rates for 2015 and 2014 were 42.2% and 42.2%, respectively.  Note 7 to the Consolidated Financial Statements provides additional information about the provision for income taxes.

The following tables compare manufactured products to resale products for the fiscal years ended May 29, 2015 and May 30, 2014:

	Manufactured Products-Resale Products

	2015		2014

Sales		%		%
Manufactured Products	$106,983,774	81.2%	$110,130,309	81.0%
Resale Products	24,740,947	18.8%	25,766,586	19.0%
Total	$131,724,721	100.0%	$135,896,895	100.0%

Gross Margin		%		%
Manufactured Products	$55,203,519	51.6%	$55,489,556	50.4%
Resale Products	10,389,057	42.0%	10,742,719	41.7%
Total	$65,592,576	49.8%	$66,232,275	48.7%

Liquidity and Capital Resources

Working capital was $6,584,930 and $5,701,190 at May 29, 2015 and May 30, 2014, respectively.  Net cash provided by operations amounted to $5,005,501 and $3,263,728 in fiscal years May 29, 2015 and May 30, 2014, respectively. During 2015, the principal source of liquidity for the Company’s operating needs was provided from operating activities, credit facilities, and cash on hand.

Additions to property, plant and equipment are expected to be approximately $2,000,000 in fiscal year 2016.

Cash dividends of $1,452,803 and $1,466,581 were paid in 2015 and 2014, respectively.

The Company purchased 440,875 shares of treasury stock for the amount of $2,204,375 during fiscal 2015 and did not purchase any shares of treasury stock in fiscal 2014.

During fiscal 2015, the Company’s debt proceeds net of re-paid debt was $1,993,471 versus $410,372 during fiscal 2014.

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

Not Applicable.

Recently Issued Accounting Pronouncements

See Note 1 to the consolidated financial statements included in Item 8 for a summary of recently issued accounting pronouncements.

ITEM 7 A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as Company is a Smaller Reporting Company.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiary for the year ended May 29, 2015, consisting of the following, are contained herein:

Consolidated Balance Sheets	- As of May 29, 2015 and May 30, 2014
Consolidated Statements of Income	- May 29, 2015 and May 30, 2014
Consolidated Statements of Changes in Stockholders’ Equity	- May 29, 2015 and May 30, 2014
Consolidated Statements of Cash Flows	- May 29, 2015 and May 30, 2014
Notes to Consolidated Financial Statements	- May 29, 2015 and May 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Golden Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Golden Enterprises, Inc. and subsidiary (“the Company”) as of May 29, 2015 and May 30, 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule of Golden Enterprises, Inc. and subsidiary listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Enterprises, Inc. and subsidiary as of May 29, 2015 and May 30, 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the  financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama July 16, 2015

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of May 29, 2015 and May 30, 2014

ASSETS

	2015	Restated 2014

CURRENT ASSETS
Cash and cash equivalents	$1,159,449	$1,160,630

Receivables:
Trade accounts	11,129,302	11,333,609
Other	26,387	77,415
	11,155,689	11,411,024
Less: Allowance for doubtful accounts	70,000	70,000
	11,085,689	11,341,024

Inventories:
Raw materials	1,781,397	2,123,313
Finished goods	3,460,800	3,536,326
	5,242,197	5,659,639

Prepaid expenses	1,350,201	1,277,861
Accrued income taxes	476,154	-
Deferred income taxes	1,139,433	1,395,504
Total current assets	20,453,123	20,834,658

PROPERTY, PLANT AND EQUIPMENT
Land	2,769,499	2,769,499
Buildings	18,787,967	18,804,228
Machinery and equipment	67,543,226	66,295,760
Transportation equipment	8,268,311	7,304,711
	97,369,003	95,174,198
Less: Accumulated depreciation	72,880,525	69,502,854

	24,488,478	25,671,344
OTHER ASSETS
Cash surrender value of life insurance	630,259	602,353
Other	973,195	1,207,743

Total other assets	1,603,454	1,810,096

TOTAL	$46,545,055	$48,316,098

See Accompanying Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

	2015	Restated 2014

CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,068,745	$1,971,076
Accounts payable	4,049,333	3,719,102
Current portion of long-term debt	799,204	369,979
Line of credit outstanding	2,823,477	2,528,511
Accrued income tax	-	378,659
Other accrued expenses	5,021,286	5,953,171
Salary continuation plan	106,148	212,970

Total current liabilities	13,868,193	15,133,468

LONG-TERM LIABILITIES
Note payable-bank, non-current	6,213,513	4,944,233
Salary continuation plan	921,882	920,184
Deferred income taxes	3,856,793	3,805,221

Total long-term liabilities	10,992,188	9,669,638

STOCKHOLDERS' EQUITY
Common stock - $.66 2/3 par value:
Authorized 35,000,000 shares;
issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,552,973	6,497,954
Retained earnings	19,049,500	18,728,462
Treasury shares -at cost (2,537,036 shares in 2015, 2,096,161 shares in 2014)	(13,136,994)	(10,932,619)

Total stockholders' equity	21,684,674	23,512,992

TOTAL	$46,545,055	$48,316,098

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Fiscal Years Ended May 29, 2015 and May 30, 2014

	2015	2014

Net sales	$131,724,721	$135,896,895
Cost of sales	66,132,145	69,664,620
Gross margin	65,592,576	66,232,275

Selling, general and administrative expenses	62,489,402	63,396,380
Restructuring charges	(49,266)	1,026,980

Operating income	3,152,440	1,808,915

Other (expenses) income:
Gain on sale of assets	283,256	22,693
Interest expense	(458,184)	(336,592)
Other income	88,918	98,872

Total other (expenses) income	(86,010)	(215,027)

Income before income taxes	3,066,430	1,593,888

Provision for income taxes	1,292,589	672,059

Net income	$1,773,841	$921,829

PER SHARE OF COMMON STOCK
Basic earnings	$0.15	$0.08
Diluted earnings	$0.15	$0.08

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended May 29, 2015 and May 30, 2014

		Additional			Total
	Common	Paid-in	Retained	Treasury	Stockholders'
	Stock	Capital	Earnings	Shares	Equity

Balance - May 31, 2013	$9,219,195	$6,497,954	$19,273,214	$(10,932,619)	$24,057,744

Net income - 2014	-	-	921,829	-	921,829
Cash dividends paid	-	-	(1,466,581)	-	(1,466,581)

Balance - May 30, 2014	9,219,195	6,497,954	18,728,462	(10,932,619)	23,512,992

Net income - 2015	-	-	1,773,841	-	1,773,841
Cash dividends paid	-	-	(1,452,803)		(1,452,803)
Stock compensation earned	-	55,019	-		55,019
Treasury shares purchased	-	-	-	(2,204,375)	(2,204,375)

Balance - May 29, 2015	$9,219,195	$6,552,973	$19,049,500	$(13,136,994)	$21,684,674

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Fiscal Years Ended May 29, 2015 and May 30, 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$131,980,056	$135,015,577
Interest income	1,537	1,956
Rental income	40,354	29,783
Other operating cash payments/receipts	47,027	67,133
Cash paid to suppliers and employees for cost of goods sold	(62,818,142)	(68,774,050)
Cash paid for suppliers and employees for selling, general and administrative	(61,947,388)	(62,094,737)
Income taxes	(1,839,759)	(645,342)
Interest expense	(458,184)	(336,592)

Net cash provided by operating activities	5,005,501	3,263,728

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,725,450)	(2,380,287)
Proceeds from sale of property, plant and equipment	284,806	48,125

Net cash used in investing activities	(2,440,644)	(2,332,162)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt proceeds	32,055,763	35,726,909
Debt repayments	(30,062,292)	(35,316,537)
Change in checks outstanding in excess of bank balances	(902,331)	528,162
Purchases of treasury shares	(2,204,375)	-
Cash dividends paid	(1,452,803)	(1,466,581)

Net cash used in financing activities	(2,566,038)	(528,047)

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(1,181)	403,519

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	1,160,630	757,111

CASH AND CASH EQUIVALENTS AT
END OF YEAR	$1,159,449	$1,160,630

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Fiscal Years Ended May 29, 2015 and May 30, 2014

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

	2015	2014

Net income	$1,773,841	$921,829
Adjustment to reconcile net income to net cash provided
by operating activities:
Depreciation	3,906,766	3,778,563
Deferred income taxes	307,643	(298,467)
Stock Based Compensation	55,019	-
Gain on sale of property and equipment	(283,256)	(22,693)
Change in receivables-net	255,335	(881,318)
Change in inventories	417,442	(703,826)
Change in prepaid expenses	(72,340)	276,876
Change in cash surrender value of insurance	(27,906)	93,408
Change in other assets - other	234,548	434,287
Change in accounts payable	330,231	(1,089,964)
Change in accrued expenses	(931,885)	526,154
Change in salary continuation plan	(105,124)	(96,305)
Change in accrued income taxes	(854,813)	325,184

Net cash provided by operating activities	$5,005,501	$3,263,728

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended May 29, 2015 and May 30, 2014

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

Fiscal Year
The Company ends its fiscal year on the Friday closest to the last day in May.  The year ended May 29, 2015 included 52 weeks as did the year ended May 30, 2014.

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
For the Fiscal Years Ended May 29, 2015 and May 30, 2014

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

Advertising
The Company expenses advertising costs as incurred.  These costs are included in selling, general and administrative expenses.  Advertising expense amounted to $7,973,958 and $7,767,596 for the fiscal years 2015 and 2014, respectively.

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

Stock Options
The Company granted stock options to management on April 9, 2015.  See Note 8 for further discussion of the Company’s stock option awards.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended May 29, 2015 and May 30, 2014

Shipping and Handling Costs
Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company, are classified as selling, general and administrative expenses.  Shipping and handling costs amounted to $3,827,583 and $3,838,605 for the fiscal years 2015 and 2014, respectively.

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

NOTE 2 – RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Prior period financial statements have been restated to reflect adjustments to the Company’s financial information previously reported on form 10K for the year ended May 30, 2014.

The Company determined that there had been an error in its accounting for deferred income taxes. The error resulted in an understatement of deferred income tax assets, and an understatement of deferred income tax liabilities. A restatement adjustment was made to correct the error by increasing deferred income tax assets $835,832, and increasing deferred income tax liabilities by the same amount. The adjustments resulted in no change to the equity position of the Company or earnings per share.

These restatement adjustments resulted in a change to the Company’s working capital and current ratio calculations as follows:

	May 30, 2014

	As Originally Reported	As Restated
Working capital	$4,865,358.00	$5,701,190.00
Current Ratio	1.32	1.38

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 29, 2015 and May 30, 2014

NOTE 2 – RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS - CONTINUED

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at May 30, 2014.

	May 30, 2014

	As Originally Reported	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,160,630	$1,160,630
Receivables:
Trade Accounts	11,333,609	11,333,609
Other	77,415	77,415
	11,411,024	11,411,024
Less: Allowance for doubtful accounts	70,000	70,000
	11,341,024	11,341,024
Inventories:
Raw materials	2,123,313	2,123,313
Finished goods	3,536,326	3,536,326
	5,659,639	5,659,639
Prepaid expenses	1,277,861	1,277,861
Deferred income taxes	559,672	1,395,504
Total current assets	19,998,826	20,834,658
PROPERTY, PLANT AND EQUIPMENT
Land	2,769,499	2,769,499
Buildings	18,804,228	18,804,228
Machinery and equipment	66,295,760	66,295,760
Transportation equipment	7,304,711	7,304,711
	95,174,198	95,174,198
Less: Accumulated depreciation	69,502,854	69,502,854
	25,671,344	25,671,344
OTHER ASSETS
Cash surrender value of life insurance	602,353	602,353
Other	1,207,743	1,207,743
Total other assets	1,810,096	1,810,096
Total Assets	$47,480,266	$48,316,098

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 29, 2015 and May 30, 2014

NOTE 2 – RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS – CONTINUED

	May 30, 2014

	As Originally Reported	As Restated
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,971,076	$1,971,076
Accounts payable	3,719,102	3,719,102
Current portion of long-term debt	369,979	369,979
Line of credit outstanding	2,528,511	2,528,511
Accrued income tax	378,659	378,659
Other accrued expenses	5,953,171	5,953,171
Salary continuation plan	212,970	212,970
Total current liabilities	15,133,468	15,133,468
LONG-TERM LIABILITIES
Notes payable - bank, non-current	4,944,233	4,944,233
Salary continuation plan	920,184	920,184
Deferred income taxes	2,969,389	3,805,221
Total long-term liabilities	8,833,806	9,669,638

STOCKHOLDER'S EQUITY
Common stock - $.66-2/3 par value:
Authorized 35,000,000 shares;
issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,497,954	6,497,954
Retained earnings	18,728,462	18,728,462
Treasury shares -at cost (2,537,036 shares in 2015, 2,096,161 shares in 2014)	(10,932,619)	(10,932,619)
Total stockholder's equity	23,512,992	23,512,992
Total liabilities and stockholders' equity	$47,480,266	$48,316,098

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 29, 2015 and May 30, 2014

NOTE 3 – PREPAID EXPENSES

At May 29, 2015 and May 30, 2014, prepaid expenses consist of the following:

	2015	2014

Truck shop supplies	$320,622	$351,985
Insurance deposit	48,548	58,548
Prepaid marketplace spending	201,373	274,571
Prepaid insurance	369,864	274,389
Prepaid taxes and licenses	113,042	88,858
Prepaid dues and supplies	-	7,742
Other prepaid	296,752	221,768

	$1,350,201	$1,277,861

NOTE 4 – OTHER ACCRUED EXPENSES

At May 29, 2015 and May 30, 2014, other accrued expenses consist of the following:

	2015	2014

Accrued payroll	$483,803	$956,839
Self insurance liability	1,472,182	1,349,181
Accrued vacation	1,253,957	1,465,871
Other accrued expenses	1,811,344	2,181,280

	$5,021,286	$5,953,171

NOTE 5 - LINE OF CREDIT

The Company has a line-of-credit agreement with a local Birmingham bank that permits borrowing up to $3 million.    The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement.  In October 2014, the line-of-credit was renewed with no changes from the previous year.  The Company’s line-of-credit debt at May 29, 2015 was $2,823,477 with an interest rate of 3.25%, leaving the Company with $176,523 of credit availability.  The Company’s line-of-credit debt at May 31, 2014 was $2,528,511 with an interest rate of 3.25%, leaving the Company with $471,489 of credit availability.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 29, 2015 and May 30, 2014

NOTE 6 – LONG-TERM LIABILITIES

Long-term debt at May 29, 2015 and May 30, 2014 consists of the following:

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

	2015	2014
Total equipment note payable	$4,944,233	$5,314,212
Less: current portion	(382,939)	(369,979)
Total non current portion	$4,561,294	$4,944,233

In January 2015, the Company established a note in the amount of $2,204,375 in order to fund the purchase of 440,875 shares of treasury stock. The note is dated January 30th, 2015 and is to be repaid over 5 years at 3.3%.

	2015	2014
Total stock buyback	$2,068,484	$-
Less: current portion	(416,265)	-
Total non current portion	$1,652,219	$-

	2015	2014
Total equipment and stock buyback note payable	$7,012,717	$5,314,212
Less: current portion	(799,204)	(369,979)
Total non current portion	$6,213,513	$4,944,233

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 29, 2015 and May 30, 2014

NOTE 6 – LONG-TERM LIABILITIES- CONTINUED
Other long-term obligations at May 29, 2015 and May 30, 2014 consist of the following:

	2015	2014
Salary continuation plan	$1,028,030	$1,133,154
Less: current portion	(106,148)	(212,970)
Total non current portion	$921,882	$920,184

The Company is accruing the present values of the estimated future retirement payments over the period from the date of the agreements to the retirement dates, for certain key executives.   The Company recognized compensation expense of $134,876 and $143,695 for fiscal 2015 and 2014, respectively (See Note 7).

NOTE 7 – INCOME TAXES

At May 29, 2015 and May 30, 2014 the provision for income taxes consists of the following:

	2015	2014
Current:
Federal	$797,788	$786,126
State	187,158	184,400

	984,946	970,526

Deferred:
Federal	249,191	(241,758)
State	58,452	(56,709)

	307,643	(298,467)

Total	$1,292,589	$672,059

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 29, 2015 and May 30, 2014

NOTE 7 – INCOME TAXES- CONTINUED
The effective tax rate for continuing operations differs from the expected tax using statutory rates.  A reconciliation between the expected tax and actual tax follows:

	2015	2014

Tax on income at statutory rates	$1,042,483	$541,921
Increase resulting from:
State income taxes, less Federal income tax effect	123,525	121,704
Other - net	126,581	8,434

Total	$1,292,589	$672,059

The tax effects of temporary differences that result in deferred tax assets and liabilities are as follows:

	2015	2014
Deferred tax assets
Salary continuation plan	$390,651	$430,599
Accrued vacation	476,504	557,032
Inventory capitalization	80,430	96,923
Allowance for doubtful accounts	26,600	26,600
Other accrued expenses	165,248	284,350

Gross deferred tax assets before valuation allowance	1,139,433	1,395,504
Less valuation allowance	-	-

Total deferred tax assets	1,139,433	1,395,504

Deferred tax liabilities
Property and equipment	3,780,271	3,700,884
Prepaid expenses	76,522	104,337
Total deferred tax liabilities	3,856,793	3,805,221

Net deferred tax liability	$2,717,360	$2,409,717

The Company and its subsidiary are subject to federal income tax as well as income tax of various states. The Company is no longer subject to examination for years before 2011.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
For the Fiscal Year Ended May 29, 2015 and May 30, 2014

NOTE 8 – EMPLOYEE BENEFIT PLANS

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

The Company’s contributions to the Plan are reviewed and approved by the Board of Directors.  For the year ended June 3, 2011, the Board approved an increase in the Company match from 20% of an employee’s eligible contributions to 25% of an employee’s eligible contributions.  The Company’s 401(k) and Profit Sharing Plan changed to December 31st from May 31st starting in 2014.  Total plan contributions for the years ended May 29, 2015 and May 30, 2014 were $150,586 and $90,956, respectively.

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

	2015	2014

Accrued salary continuation plan - beginning of year	$1,133,154	$1,229,459

Benefits accrued	134,876	143,695

Benefits paid	(240,000)	(240,000)

Accrued salary continuation plan - end of year	$1,028,030	$1,133,154

NOTE 9 – LONG-TERM INCENTIVE PLANS

The Company has a long-term incentive plan currently in effect under which stock option grants may be issued.  A total of 310,000 stock options were granted to key employees on April 9, 2015.  This Plan (the 2014 Plan) is administered by the Stock Option Committee of the Board of Directors, which has sole discretion, subject to the terms of the Plan, to determine those employees, including executive officers, eligible to receive awards and the amount and type of such awards.  The Stock Option Committee also has the authority to interpret the Plan and make all other determinations required in the administration thereof.  All options outstanding at the end of 2015 are not exercisable until April 9, 2016.

The 2014 Plan provides, for, among other things, the granting of Incentive Stock Options as defined under the Internal Revenue Code.  Under the Plan, grants of incentive stock options may be made to selected officers and employees, with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company’s stock at the date of grant. 310,000 stock option awards were granted under the 2015 Plan for the year ended May 29, 2015.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended May 29, 2015 and May 30, 2014

NOTE 9 – LONG-TERM INCENTIVE PLANS – CONTINUED

Seven hundred fifty thousand shares of the Company’s stock were authorized for issuance under this Plan.  The following is a summary of transactions:

	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding - beginning of year	-	$-	-	$-
Granted	310,000	3.84	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-

Outstanding - end of year	310,000	$3.84	-	$-

440,000 shares remain under this plan for future issuance.

NOTE 10 – NET INCOME PER SHARE

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock, as prescribed by Statement of Financial Accounting Standards No. 128, “Earnings per Share”. At May 29, 2015, options on the 310,000 shares were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares and were therefore dilutive. The dilutive effect of stock options was calculated using the Treasury Stock method.  The following reconciles the information used to compute basic and diluted earnings per share:

	Average Common Stock Shares

	2015	2014

Basic weighted average shares outstanding	11,552,164	11,732,632
Effect of options	30,235	-
	11,582,399	11,732,632

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
For the Fiscal Years Ended May 29, 2015 and May 30, 2014

NOTE 11 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 12– COMMITMENTS AND CONTINGENCIES

Rental expense was $725,947 in 2015 and $1,200,883 in 2014.

The Company has entered into various operating lease agreements to replace aging route vans and transport trucks.  The current annual obligation under this agreement is $151,102.  Future minimum lease commitments for operating leases at May 29, 2015 were as follows:

2016	151,102
2017	151,102
2018	151,102
2019	88,143
2020	-

The Company has a letter of credit in the amount of $1,850,000 outstanding at May 29, 2015 and $1,850,000 at May 30, 2014.  The letter of credit supports the Company’s commercial self-insurance program.  The Company pays an annual commitment fee of 0.75% to maintain the letters of credit.

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
For the Fiscal Years Ended May 29, 2015 and May 30, 2014

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

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

The Company did not have any major customer write-offs this year that were not covered by credit insurance.

NOTE 14– SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

The following tabulation gives certain supplementary statement of income information for the years ended May 29, 2015 and May 30, 2014:

	2015	2014

Maintenance and repairs	$6,569,215	$6,909,152
Depreciation	3,906,766	3,778,563
Payroll taxes	2,103,563	2,204,506

Amounts for other taxes, rents, and research and development costs are not presented because each of such amounts is less than 1% of total revenues.

NOTE 15 – RESTRUCTURING CHARGES

During the third quarter of fiscal 2014, the Company took necessary steps to streamline its management structure. As a result, the Company reduced its workforce by approximately 2% and incurred gross restructuring charges of $1,026,980 consisting of severance costs related to the workforce reduction. As all of the restructuring activities were completed in the third quarter of fiscal 2014, the Company did not expect to recognize additional costs in future periods relating to these actions.

The activity in the restructuring accrual for the twelve month period ended May, 2015 is as follows:

Restructuring accrual – May 30, 2014	$491,340
Cash payments	(442,074)
Adjust Remaining Liability	(49,266)
Restructuring accrual – May 29, 2015	$-

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our company’s management, under the supervision of and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 29, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 29, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of May 29, 2015. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on management’s assessment, it concluded that, as of May 29, 2015, the company’s internal control over financial reporting was effective based on those criteria set forth.

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

Changes in Internal Control over Financial Reporting

No change in our internal controls over financial reporting occurred during the fiscal quarter ended May 29, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION
Not Applicable.

PART III

ITEM 10. – DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of information as follows and as set forth under the caption Executive Officers of the Registrant and Its Subsidiary which appears in Part I of this Form 10-K on Page 7, the information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Additional Information Concerning the Board of Directors,”  “Executive Compensation and Other Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” and “Corporate Governance” of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be held September 17, 2015.

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

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be held September 17, 2015.  See Item 5 of this Annual Report on Form 10-K for information concerning the Company’s equity compensation plans.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be held September 17, 2015.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled “Certain Related Party Transactions” and “Director Independence” of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be held September 17, 2015.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Independent Accountants” of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be held September 17, 2015.

Prior to September 30, 2015, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

PART IV

ITEM 15. - EXHIBITS AND FINANCIAL STATEMENT
SCHEDULES

   (a)  1. LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

Consolidated Balance Sheets – May 29, 2015 and May 30, 2014

Consolidated Statements of Income- Years ended May 29, 2015 and May 30, 2014

Consolidated Statements of Changes in Stockholders’ Equity- Years ended May 29, 2015 and May 30, 2014

Consolidated Statements of Cash Flows- Years ended May 29, 2015 and May 30, 2014

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

GOLDEN ENTERPRISES, INC.

By /s/Patty Townsend	August 20, 2015
Patty Townsend Vice President, Secretary and Principal Financial Officer	Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Mark W. McCutcheon	Chairman of the Board, Chief	August 20, 2015
Mark W. McCutcheon	Executive Officer, and President

/s/Patty Townsend	Vice President, Secretary and	August 20, 2015
Patty Townsend	Principal Financial Officer

/s/F. Wayne Pate	Director	August 20, 2015
F. Wayne Pate

/s/Edward R. Pascoe	Director	August 20, 2015
Edward R. Pascoe

/s/John P. McKleroy, Jr.	Director	August 20, 2015
John P. McKleroy, Jr.

/s/John S.P. Samford	Director	August 20, 2015
John S.P. Samford

/s/J. Wallace Nall, Jr.	Director	August 20, 2015
J. Wallace Nall, Jr.

/s/Joann F. Bashinsky	Director	August 20, 2015
Joann F. Bashinsky

/s/Paul R. Bates	Executive Vice-President	August 20, 2015
Paul R. Bates	and Director

/s/David A. Jones	Executive Vice-President	August 20, 2015
David A. Jones	and Director

/s/William B. Morton, Jr.	Director	August 20, 2015
William B. Morton, Jr.

/s/John S. Stein III	Director	August 20, 2015
John S. Stein III

SCHEDULE II

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended May 29, 2015 and May 30, 2014

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Allowance for Doubtful Accounts	of Year	Expenses	Deductions	of Year

Year ended May 30, 2014	$70,000	$0	$0	$70,000

Year ended May 29, 2015	$70,000	$0	$0	$70,000

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