Form 10-Q
period 2015-08-28
GOLDEN ENTERPRISES INC
filed 2015-10-08
CIK 42228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended August 28, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-4339

GOLDEN ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	63-0250005

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Golden Flake Drive
Birmingham, Alabama	35205
(Address of Principle Executive Offices)	(Zip Code)

(205) 458-7316

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 25, 2015.

Outstanding at
Class	September 25, 2015
Common Stock, Par Value $0.66 2/3	11,291,757

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

GOLDEN ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 28,	May 29,
	2015	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,329,187	$1,159,449
Receivables, net	10,460,387	11,085,689
Inventories:
Raw materials and supplies	1,998,688	1,781,397
Finished goods	3,476,241	3,460,800
	5,474,929	5,242,197

Prepaid expenses	1,555,905	1,350,201
Income taxes receivable	-	476,154
Deferred income taxes	1,139,433	1,139,433
Total current assets	19,959,841	20,453,123

Property, plant and equipment, net	23,727,055	24,488,478
Other assets	1,540,200	1,603,454

Total	$45,227,096	$46,545,055

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,229,408	$1,068,745
Accounts payable	3,816,518	4,049,333
Accrued income taxes	78,678	-
Current portion of long-term debt	806,178	799,204
Current portion of capital lease obligation	31,974	-
Other accrued expenses	5,170,237	5,021,286
Salary continuation plan	108,285	106,148
Line of credit outstanding	831,169	2,823,477

Total current liabilities	12,072,447	13,868,193

LONG-TERM LIABILITIES
Notes payable - bank, non-current	6,009,048	6,213,513
Capital lease obligation	61,383	-
Salary continuation plan	923,492	921,882
Deferred income taxes	3,856,793	3,856,793

Total long-term liabilities	10,850,716	10,992,188

STOCKHOLDERS' EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,635,502	6,552,973
Retained earnings	19,586,230	19,049,500
	35,440,927	34,821,668
Less: Cost of common shares in treasury (2,537,036 shares at August 28, 2015 and May 29, 2015)	(13,136,994)	(13,136,994)
Total stockholders' equity	22,303,933	21,684,674
Total	$45,227,096	$46,545,055

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Thirteen
	Weeks	Weeks
	Ended	Ended
	August 28, 2015	August 29, 2014

Net sales	$33,732,141	$34,125,036
Cost of sales	16,542,421	17,002,866
Gross margin	17,189,720	17,122,170
Selling, general and administrative expenses	15,651,810	16,025,248
Operating income	1,537,910	1,096,922

Other income (expenses):
Gain on sale of assets	-	243,944
Interest expense	(99,512)	(139,867)
Other income	10,237	16,786
Total other (expenses) income	(89,275)	120,863

Income before income taxes	1,448,635	1,217,785
Income taxes	559,037	450,559
Net income	$889,598	$767,226

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.08	$0.07

Weighted average number of common stock share outstanding:
Basic and diluted	11,291,757	11,732,632

Cash dividends paid per share of common stock	$0.0313	$0.0313

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	August 28, 2015	August 29, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$34,357,443	$34,410,072
Miscellaneous income	10,237	16,786
Cash paid to suppliers and employees	(16,398,328)	(17,125,607)
Cash paid for operating expenses	(15,195,277)	(15,935,446)
Income taxes paid	(4,205)	(482,270)
Interest expenses paid	(99,512)	(139,867)
Net cash provided by operating activities	2,670,358	743,668

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(113,387)	(107,602)
Proceeds from sale of property, plant and equipment	-	243,944
Net cash (used in) provided by investing activities	(113,387)	136,342

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	6,492,033	8,554,850
Debt repayments	(8,681,832)	(8,942,587)
Principal payments under capital lease obligation	(5,229)	-
Change in checks outstanding in excess of bank balances	160,663	165,174
Cash dividends paid	(352,868)	(366,645)
Net cash used in financing activities	(2,387,233)	(589,208)

Net change in cash and cash equivalents	169,738	290,802
Cash and cash equivalents at beginning of period	1,159,449	1,160,630
Cash and cash equivalents at end of period	$1,329,187	$1,451,432

Supplementary Cash Flow information:

A capital lease obligation of $98,586 was incurred when Golden Flake Snack Foods, Inc. entered into a lease for new server equipment.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	August 28, 2015	August 29, 2014

Net Income	$889,598	$767,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	973,396	988,948
Gain on sale of property and equipment	-	(243,944)
Stock based compensation	82,529	-

Changes in operating assets and liabilities:
Change in receivables - net	625,302	285,036
Change in inventories	(232,732)	(736,246)
Change in prepaid expenses	(205,704)	66,950
Change in other assets	63,254	32,327
Change in accounts payable	(232,815)	(62,254)
Change in accrued expenses	148,951	(293,856)
Change in salary continuation	3,747	(28,808)
Change in accrued income taxes	554,832	(31,711)

Net cash provided by operating activities	$2,670,358	$743,668

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Golden Flake Snack Foods, Inc. is a wholly-owned subsidiary of Golden Enterprises, Inc. The accompanying unaudited interim condensed consolidated financial statements of Golden Enterprises, Inc. (the “Company”, “we”, or “our”), which includes the accounts of Golden Enterprises, Inc. and subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim condensed consolidated financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation have been included. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the year ended May 29, 2015 which can be found on our website at www.goldenflake.com/financial.html. Our accounting policies are described in Note 1 to those Consolidated Financial Statements. There were no significant changes to these accounting policies during the thirteen weeks ended August 28, 2015.

The consolidated financial position, results of operations, and cash flows for the thirteen weeks ended August 28, 2015 are not necessarily indicative of the results to be expected for the fifty-three week fiscal year ending June 3, 2016.

Significant accounting policies:

Inventories

Raw materials and finished goods are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

Revenue Recognition

The Company recognizes sales and related costs upon delivery or shipment of products to its customers. Sales are reduced by estimated returns and allowances to customers.

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses. The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivables. The Company records its reserve based on analysis of historical data while also considering general economic factors and specific reserves for receivable balances that are considered higher risk due to known facts regarding the customer.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Basic earnings per common share, as presented on the interim condensed consolidated statements of income, are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock, as prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, “Earnings per Share”. At August 28, 2015, options on the 310,000 shares were not included in the computation of diluted earnings per share because the effect of stock options using the treasury stock method was antidilutive. At August 29, 2014, there were no options granted.

3.	The following tables summarize the prepaid expenses accounts at August 28, 2015 and May 29, 2015:

	August 28, 2015	May 29, 2015
Truck shop supplies	$306,359	$320,622
Insurance deposit	48,548	48,548
Prepaid marketplace spending	170,787	201,373
Prepaid insurance	639,646	369,864
Prepaid taxes/licenses	88,527	113,042
Prepaid dues/supplies	166,304	-
Other	135,734	296,752
	$1,555,905	$1,350,201

4.	The following tables summarize other accrued expenses at August 28, 2015 and May 29, 2015:

	August 28, 2015	May 29, 2015
Accrued salary and benefits	$2,801,045	$2,526,338
Accrued workers compensation	1,264,754	1,472,182
Accrued other	1,104,438	1,022,766
	$5,170,237	$5,021,286

5.	The principal raw materials used in the manufacture of the Company’s snack food products are potatoes, corn, pork skin pellets, vegetable oils, and seasoning. The principal supplies used are flexible film, cartons, trays, boxes, and bags. These raw materials and supplies are generally available in adequate quantities in the open market from sources in the United States and are generally contracted up to a year in advance.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

The Company maintains deposit relationships with high credit quality financial institutions. The Company’s trade receivables result primarily from its snack food operations and reflect a broad customer base, primarily large grocery store chains located in the southeastern United States. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited. The Company did not have any major customer write-offs this quarterly period that were not covered by credit insurance or during the quarterly period ended August 29, 2014.

6.	The Company has a letter of credit with a local bank in the amount of $1,850,000 at August 28, 2015 and May 29, 2015. The letter of credit supports the Company’s commercial self-insurance program.

7.	The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3,000,000 at August 28, 2015 and May 29, 2015. The line-of-credit is subject to the Company’s continued credit worthiness and compliance at August 28, 2015 and at August 29, 2014 with the terms and conditions of the loan agreement. The Company’s line-of-credit debt as of August 28, 2015 was $831,169 with an interest rate of 3.25%, leaving the Company with $2,168,831 of credit availability. The Company’s line-of-credit debt as of May 29, 2015 was $2,823,477 with an interest rate of 3.25%, leaving the Company with $176,523 of credit availability.

8.	The Company has two notes payable with a local bank as of August 28, 2015. The first note was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility. In September 2009, the note converted to a 10-year fixed-rate note at 4.25% for $4,000,000. In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to finance the purchase and implementation of a new Enterprise Resource Planning computer software system. At that time, the interest rate on the loan was adjusted to 3.52% and the terms were re-established at 15 years for the repayment of the loan. The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties. The balance of the note was $4,850,013 as of August 28, 2015, and $4,944,233 as of May 29, 2015. The second note was established in order to fund the purchase of 440,875 shares of treasury stock. The $2,204,375 note is dated January 30, 2015 and is to be repaid over 5 years at 3.3%. The balance of the note was $1,965,213 as of August 28, 2015, and $2,068,484 as of May 29, 2015. In July 2015, a capital lease obligation of $98,586 was incurred when the Company entered into a 36 month lease for new server equipment. The balance of the obligation was $93,357 as of August 28, 2015, and $0 as of May 29, 2015.

9.	The Company’s effective tax rate for the thirteen weeks ended August 28, 2015 was 38.6% compared to 37.0% for the thirteen weeks ended August 29, 2014. These rates differ from the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for income tax purposes.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of our consolidated financial condition, results of operations and cash flows are based upon the interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). This discussion should be read in conjunction with our recent SEC filings, including our Form 10-K for the year ended May 29, 2015. The preparation of these consolidated financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates including those considered significant and discussed in detail in our Form 10-K for the year ended May 29, 2015. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

Overview

Golden Enterprises, Inc. (the “Company”, “we”, or “our”) is a holding company that owns all of the issued and outstanding capital stock of Golden Flake Snack Foods, Inc., a wholly-owned subsidiary (“Golden Flake”). The Company manufactures and distributes a full line of snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings, and puff corn. The products are all packaged in flexible bags or other suitable wrapping material. The Company also sells canned dips, pretzels, peanut butter crackers, cheese crackers, dried meat products, and nuts packaged by other manufacturers using the Golden Flake label.

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

Accounts Receivable and Allowance for Doubtful Accounts

At August 28, 2015 and May 29, 2015 the Company had accounts receivables in the amount of $10,460,387 and $11,085,689 respectively, net of an allowance for doubtful accounts of $70,000. The change in accounts receivable is primarily due to the timing of collections from some of our largest customers. The Company monitors accounts receivable and collects on a daily basis and strives to keep customer accounts as current as possible.

Operating Results

For the thirteen weeks ended August 28, 2015, net sales decreased 1.2% from the thirteen weeks ended August 29, 2014 due principally to a 3rd party contract that expired at the end of the first quarter 2014. This year’s first quarter cost of sales was 49.0% of net sales compared to 49.8% for last year’s first quarter. This year’s first quarter, selling, general and administrative expenses were 46.4% of net sales compared to 47.0% for last year’s first quarter. We do not expect to see a continuing trend of declining sales going forward.

The Company did not have a gain or loss on sale of assets for the thirteen weeks ended August 28, 2015. For last year’s thirteen weeks, the gain on sale of assets was $243,944 which primarily consists of $229,044 from the sale of real property in Decatur, Georgia.

Liquidity and Capital Resources

At August 28, 2015 and May 29, 2015, working capital was $7,887,394 and $6,584,930, respectively. The Company’s current ratio was 1.65 to 1.00 at August 28, 2015 compared to 1.47 to 1.00 at May 29, 2015. The improvement is due to an increase of operating cash flows of approximately $2.7 million, primarily arising from increased collections from customers and decreased expenses. The Company used approximately $2 million of $2.7 million in additional cash flows to substantially reduce its line of credit outstanding during the quarter ended August 28, 2015. We anticipate a continued reduction in the line of credit as cash flows allow.

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

Environmental Matters

Golden Flake’s waste water treatment plant is an environmentally-friendly way to dispose of process water at the Birmingham plant. The treatment plant has allowed Golden Flake to release the processing water into a neighboring creek which, we believe, has improved the flow of water in the creek and has positively impacted the environment in the area surrounding the plant. This treatment plant, we believe, has also helped to reduce expenses associated with sewer charges by the elimination of the disposal of process water through the public sewer system.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended August 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

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

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended August 28, 2015.

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated:	October 8, 2015	/s/ Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated:	October 8, 2015	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)

