Form 10-Q
period 2015-11-27
GOLDEN ENTERPRISES INC
filed 2016-01-08
CIK 42228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (thirteen weeks) period ended November 27, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer ☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2015.

Outstanding at
Class	December 31, 2015
Common Stock, Par Value $0.66 2/3	11,291,757

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

GOLDEN ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 27,	May 29,
	2015	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,505,700	$1,159,449
Receivables, net	9,811,750	11,085,689
Inventories:
Raw materials and supplies	1,625,752	1,781,397
Finished goods	3,783,872	3,460,800
	5,409,624	5,242,197

Prepaid expenses	1,275,771	1,350,201
Income taxes receivable	-	476,154
Deferred income taxes	1,139,433	1,139,433
Total current assets	20,142,278	20,453,123

Property, plant and equipment, net	22,985,070	24,488,478
Other assets	1,491,216	1,603,454

Total	$44,618,564	$46,545,055

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$1,522,192	$1,068,745
Accounts payable	3,799,854	4,049,333
Accrued income taxes	465,782	-
Current portion of long-term debt	814,884	799,204
Current portion of capital lease obligation	32,235	-
Other accrued expenses	4,694,019	5,021,286
Salary continuation plan	110,465	106,148
Line of credit outstanding	-	2,823,477

Total current liabilities	11,439,431	13,868,193

LONG-TERM LIABILITIES
Notes payable - bank, non-current	5,751,117	6,213,513
Capital lease obligation	53,226	-
Salary continuation plan	920,814	921,882
Deferred income taxes	3,856,793	3,856,793

Total long-term liabilities	10,581,950	10,992,188

STOCKHOLDERS' EQUITY
Common stock - $.66-2/3 par value:
35,000,000 shares authorized Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,710,298	6,552,973
Retained earnings	19,804,684	19,049,500
	35,734,177	34,821,668

Less: Cost of common shares in treasury (2,537,036 shares at November 27, 2015 and May 29, 2015)	(13,136,994)	(13,136,994)

Total stockholders' equity	22,597,183	21,684,674

Total	$44,618,564	$46,545,055

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014

Net sales	$31,998,047	$32,029,326	$65,730,188	$66,154,362
Cost of sales	15,903,254	16,463,995	32,445,675	33,466,861
Gross margin	16,094,793	15,565,331	33,284,513	32,687,501

Selling, general and administrative expenses	15,037,087	15,401,103	30,688,897	31,426,351
Operating income	1,057,706	164,228	2,595,616	1,261,150

Other income (expenses):
Gain on sale of assets	6,250	8,862	6,250	252,806
Interest expense	(86,179)	(90,583)	(185,691)	(230,450)
Other income	8,879	6,489	19,116	23,275
Total other (expenses) income	(71,050)	(75,232)	(160,325)	45,631

Income before income taxes	986,656	88,996	2,435,291	1,306,781
Income taxes	387,105	48,269	946,142	498,828
Net income	$599,551	$40,727	$1,489,149	$807,953

PER SHARE OF COMMON STOCK
Basic and diluted earnings	$0.05	$0.00	$0.13	$0.07

Weighted average number of common stock share outstanding:
Basic and diluted	11,291,757	11,732,632	11,291,757	11,732,632

Cash dividends paid per share of common stock	$0.0338	$0.0313	$0.0650	$0.0625

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	November 27, 2015	November 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$67,004,127	$66,806,920
Miscellaneous income	19,116	23,275
Cash paid to suppliers and employees	(31,645,264)	(31,360,105)
Cash paid for operating expenses	(29,944,607)	(32,038,530)
Income taxes paid	(4,205)	(761,558)
Interest expenses paid	(185,691)	(230,450)
Net cash provided by operating activities	5,243,476	2,439,552

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(339,639)	(713,604)
Proceeds from sale of property, plant and equipment	6,250	254,356
Net cash (used in) investing activities	(333,389)	(459,248)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	11,672,910	15,825,219
Debt repayments	(14,943,103)	(16,007,227)
Principal payments under capital lease obligation	(13,125)	-
Change in checks outstanding in excess of bank balances	453,447	(42,543)
Cash dividends paid	(733,965)	(733,290)
Net cash (used in) financing activities	(3,563,836)	(957,841)

Net change in cash and cash equivalents	1,346,251	1,022,463
Cash and cash equivalents at beginning of period	1,159,449	1,160,630
Cash and cash equivalents at end of period	$2,505,700	$2,183,093

Supplementary Cash Flow information:

A capital lease obligation of $98,586 was incurred in the period ended August 28, 2015 when Golden Flake Snack Foods, Inc. entered into a lease for new server equipment.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	November 27, 2015	November 28, 2014

Net Income	$1,489,149	$807,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,941,633	1,975,180
Gain on sale of property and equipment	(6,250)	(252,806)
Stock based compensation	157,325	-

Changes in operating assets and liabilities:
Change in receivables - net	1,273,939	652,558
Change in inventories	(167,427)	309,766
Change in prepaid expenses	74,430	(213,042)
Change in other assets	112,238	85,262
Change in accounts payable	(249,479)	445,177
Change in accrued expenses	(327,267)	(1,049,570)
Change in salary continuation	3,249	(58,196)
Change in accrued income taxes	941,936	(262,730)

Net cash provided by operating activities	$5,243,476	$2,439,552

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Golden Flake Snack Foods, Inc. is a wholly-owned subsidiary of Golden Enterprises, Inc. The accompanying unaudited interim condensed consolidated financial statements of Golden Enterprises, Inc. (the “Company”, “we”, or “our”), which includes the accounts of Golden Enterprises, Inc. and subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim condensed consolidated financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation have been included. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K as of and for the year ended May 29, 2015 which can be found on our website at www.goldenflake.com/financial.html. Our accounting policies are described in Note 1 to those Consolidated Financial Statements. There have been no significant changes to these accounting policies.

The consolidated financial position, results of operations, and cash flows for the thirteen weeks and twenty-six weeks ended November 27, 2015 are not necessarily indicative of the results to be expected for the fifty-three week fiscal year ending June 3, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 – NET INCOME PER SHARE

Basic earnings per common share, as presented on the interim condensed consolidated statements of income, are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock, as prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, “Earnings per Share”. At November 27, 2015, the previously issued options on 300,000 shares were not included in the computation of diluted earnings per share because the effect of stock options using the treasury stock method was antidilutive. At November 28, 2014, there were no options granted.

NOTE 3 – PREPAID EXPENSES

The following tables summarize the prepaid expenses accounts at November 27, 2015 and May 29, 2015:

	November 27, 2015	May 29, 2015

Truck shop supplies	$309,710	$320,622
Insurance deposit	48,548	48,548
Prepaid marketplace spending	187,336	201,373
Prepaid insurance	440,775	369,864
Prepaid taxes/licenses	43,591	113,042
Prepaid dues/supplies	135,967	-
Other	109,844	296,752

	$1,275,771	$1,350,201

NOTE 4 – OTHER ACCRUED EXPENSES

The following tables summarize other accrued expenses at November 27, 2015 and May 29, 2015:

	November 27, 2015	May 29, 2015

Accrued salary and benefits	$2,846,592	$2,526,338
Accrued workers compensation	1,122,025	1,472,182
Accrued other	725,402	1,022,766

	$4,694,019	$5,021,286

NOTE 5 – CONCENTRATIONS OF CREDIT RISK

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

The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited. The Company did not have any major customer write-offs during the twenty-six weekends ended November 27, 2015 that were not covered by credit insurance or during the twenty-six weeks ended November 28, 2014.

NOTE 6 – LETTER OF CREDIT

The Company has a letter of credit with a local bank in the amount of $1,850,000 at November 27, 2015 and May 29, 2015. The letter of credit supports the Company’s commercial self-insurance program.

NOTE 7 – LINE OF CREDIT

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3,000,000 at November 27, 2015 and May 29, 2015. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement. The Company’s line-of-credit debt as of November 27, 2015 was $0 with an interest rate of 3.25%, leaving the Company with $3,000,000 of credit availability. The Company’s line-of-credit debt as of May 29, 2015 was $2,823,477 with an interest rate of 3.25%, leaving the Company with $176,523 of credit availability.

NOTE 8 – LONG TERM LIABILITIES

The Company has two notes payable with a local bank as of November 27, 2015. The first note was established as a construction loan in March 2009 to help fund the construction of a process water treatment facility. In March 2011, the loan was modified by taking the remaining balance of $3,532,700 and adding another $2,900,000 to establish a new note payable of $6,432,700 at 3.52% for 15 years to finance the purchase and implementation of a new Enterprise Resource Planning computer software system. The Company has been making monthly payments on the note and intends to repay it at the earliest practicable date, as there are no prepayment penalties. The balance of the note was $4,754,474 as of November 27, 2015, and $4,944,233 as of May 29, 2015. The second note was established in order to fund the purchase of 440,875 shares of treasury stock. This note in the amount of $2,204,375 is dated January 30, 2015 and is to be repaid over 5 years at 3.3%. The balance of the note was $1,811,527 as of November 27, 2015, and $2,068,484 as of May 29, 2015. In July 2015, a capital lease obligation of $98,586 was incurred when the Company entered into a 36 month lease for new server equipment. The balance of the obligation was $85,461 as of November 27, 2015.

NOTE 9 – INCOME TAXES

The Company’s effective tax rate for the thirteen weeks ended November 27, 2015 was 39.2% compared to 54.2% for the thirteen weeks ended November 28, 2014. The Company’s effective tax rate for the twenty-six weeks ended November 27, 2015 was 38.9% and 38.2% for the comparable period last year. The decrease in the effective tax rate for the thirteen weeks ended November 27, 2015 compared to November 28, 2014 was due to the permanent non-deductibility of certain expenses for income tax purposes in relation to the income before income taxes for the respective thirteen week period.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of our consolidated financial condition, results of operations and cash flows are based upon the interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). This discussion should be read in conjunction with our recent SEC filings, including our Form 10-K for the year ended May 29, 2015. The preparation of these interim condensed consolidated financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates including those considered significant and discussed in detail in our Form 10-K as of and for the year ended May 29, 2015. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

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

Financial Condition

Accounts Receivable and Allowance for Doubtful Accounts

At November 27, 2015 and May 29, 2015 the Company had accounts receivables in the amount of $9,811,750 and $11,085,689 respectively, net of an allowance for doubtful accounts of $70,000. The change in accounts receivable is primarily due to the timing of collections from some of our largest customers. The Company monitors accounts receivable and collects on a daily basis and strives to keep customer accounts as current as possible.

Results of Operations

Operating Results

For the thirteen weeks ended November 27, 2015, net sales decreased 0.1% from the thirteen weeks ended November 28, 2014. For the twenty-six weeks ended November 27, 2015, net sales decreased 0.6% from the comparable period in fiscal 2015. The decrease in the year to date sales is primarily due to the loss of a third party contract that expired at the end of the prior year first quarter. We do not expect to see a continuing trend of declining sales going forward. This year’s second quarter cost of sales was 49.7% of net sales compared to 51.4% for last year’s second quarter. This year’s cost of sales year to date was 49.4% of net sales compared to 50.6% for last year’s year to date. This year’s decrease in cost of sales was primarily due to a reduction in the price of commodities. This year’s second quarter, selling, general and administrative expenses were 47.0% of net sales compared to 48.1% for last year’s second quarter. This year’s selling, general and administrative expenses year to date were 46.7% of net sales compared to 47.5% for last year’s year to date. This year’s decrease in selling, general and administrative expenses was due to reduced fuel cost, reduction in cost associated with our fleet, and efficiencies from our ERP System. The efficiencies gained from the ERP system are expected to continue in the future.

The Company’s gain on the sale of assets was $6,250 and $8,862 for the thirteen weeks ended November 27, 2015 and November 28, 2014, respectively, from the sale of used transportation equipment. The Company’s gain on the sale of assets was $6,250 and $252,806 for the twenty-six weeks ended November 27, 2015 and November 28, 2014, respectively, for the sale of used transportation equipment and a distribution warehouse.

Liquidity and Capital Resources

At November 27, 2015 and May 29, 2015, working capital was $8,702,848 and $6,584,930, respectively. The Company’s current ratio was 1.76 to 1.00 at November 27, 2015 compared to 1.47 to 1.00 at May 29, 2015. The net cash provided by operating activities of $5.2 million was primarily due to increased collections from customers and decreased expenses as described in the Operating Results section above. The Company used approximately $2.8 million of $5.2 million in additional cash flows to reduce the line of credit to a zero balance as of November 27, 2015. The company expects to continue to pay down debt as cash flows permit.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter ended November 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

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

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended November 27, 2015.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

The following information was previously provided in a Form 8-K.

On September 17, 2015, Golden Enterprises, Inc. (“Golden Enterprises”) held its 2015 annual meeting of shareholders at its principal executive offices at One Golden Flake Drive, Birmingham, Alabama  35205.

Set forth below are the voting results for each of the matters submitted to a vote of the shareholders:

Proposal 1

Golden Enterprises’ shareholders elected the following eleven directors to serve a one-year term.  The voting results are set forth below.

For
Joann F. Bashinsky	8,048,018
Paul R. Bates	8,061,717
David A. Jones	8,055,062
Mark W. McCutcheon	8,063,052
John P. McKleroy, Jr.	8,055,542
William B. Morton, Jr.	8,544,729
J. Wallace Nall, Jr.	8,031,009
Edward R. Pascoe	8,538,729
F. Wayne Pate	8,033,500
John S. P. Samford	8,547,338
John S. Stein, III	8,553,495

ITEM 6

EXHIBITS

(3)	Articles of Incorporation and By-laws of Golden Enterprises, Inc.

3.1	Certificate of Incorporation of Golden Enterprises, Inc. (originally known as “Golden Flake, Inc.”) dated December 11, 1967 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

3.2	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated December 22, 1976 (incorporated by reference to Exhibit 3.2 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

3.3	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 2, 1978 (incorporated by reference to Exhibit 3 to Golden Enterprises, Inc. May 31, 1979 Form 10-K filed with the Commission).

3.4	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 4, 1979 (incorporated by reference to Exhibit 3 to Golden Enterprises, Inc. May 31, 1980 Form 10-K filed with the Commission).

3.5	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 24, 1982 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 1983 Form 10-K filed with the Commission).

3.6	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 22, 1983 (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1983 filed with the Commission).

3.7	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises. Inc. dated October 3, 1985 (incorporated by reference to Exhibit 19.1 to Golden Enterprises, inc. Form l0-Q Report for the quarter ended November 30, 1985 filed with the Commission).

3.8	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 23, 1987 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 1988 Form 10-K filed with the Commission).

3.9	By-Laws of Golden Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Golden Enterprises, Inc. May 31, 1988 Form 10-K filed with the Commission).

(10)	Material Contracts.

10.1	A Form of Indemnity Agreement executed by and between Golden Enterprises, Inc. and Each of its Directors (incorporated by reference as Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1987 filed with the Commission).

10.2	Amended and Restated Salary Continuation Plans for John S. Stein (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. May 31, 1990 Form 10-K filed with the Commission).

10.3	Indemnity Agreement executed by and between the Company and S. Wallace Nall, Jr. (incorporated by reference as Exhibit 19.4 to Golden Enterprises, Inc. May 31, 1991 Form 10-K filed with the Commission).

10.4	Salary Continuation Plans - Retirement Disability and Death Benefits for F. Wayne Pate (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).

10.5	Indemnity Agreement executed by and between the Registrant and F. Wayne Pate (incorporated by reference as Exhibit 19.3 to Golden Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).

10.9	Amendment to Salary Continuation Plans, Retirement and Disability for F. Wayne Pate dated April 9. 2002 (incorporated by reference to Exhibit 10.2 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.10	Amendment to Salary Continuation Plans, Retirement and Disability for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.3 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.11	Amendment to Salary Continuation Plan, Death Benefits for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.4 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.12	Retirement and Consulting Agreement for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.5 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.13	Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.6 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.14	Trust Under Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.7 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.20	Amendment to Salary Continuation Plan for Mark W. McCutcheon dated December 30, 2008 (incorporated by reference to Exhibit 10.20 Golden Enterprises, Inc. February 27, 2009 Form 10-Q filed with the Commission).

10.24	A Form of Indemnity Agreement to be executed by and between Golden Enterprises, Inc. and the following directors: Mark W. McCutcheon, Joann F. Bashinsky, John S. Stein, III, William B. Morton, Jr., Paul R. Bates and David A. Jones (incorporated by reference to Exhibit 10.24 to Golden Enterprises, Inc. January 13, 2011 Form 10-Q filed with the Commission).

14.1	Golden Enterprises, Inc.’s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K with the Commission).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission)

(31)	Certifications

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99.1	A copy of excerpts of the Last Will and Testament and Codicils thereto of Sloan Y. Bashinsky, Sr. and of the SYB Common Stock Trust created by Sloan Y. Bashinsky, Sr. providing for the creation of a Voting Committee to vote the shares of common stock of Golden Enterprises, Inc. held by SYB, Inc. and the Estate/Testamentary Trust of Sloan Y. Bashinsky, Sr. (Incorporated by reference to Exhibit 99.1 to Golden Enterprises, Inc. May 31, 2005 Form 10-k filed with the Commission).

99.2	Director Nomination Agreement (incorporated by reference to Exhibit 99.2 to Golden Enterprises’ Form 8-K filed with the commission on October 30, 2015

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated:	January 8, 2016	/s/ Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated:	January 8, 2016	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)

