Form 10-Q
period 2016-03-04
GOLDEN ENTERPRISES INC
filed 2016-04-07
CIK 42228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly (fourteen weeks) period ended March 4, 2016

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2016.

Outstanding at
Class	March 31, 2016
Common Stock, Par Value $0.66 2/3	11,291,757

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

GOLDEN ENTERPRISES, INC.

INDEX

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Interim Condensed Consolidated Balance Sheets March 4, 2016 (unaudited) and May 29, 2015	3

	Interim Condensed Consolidated Statements of Income (unaudited) Fourteen Weeks and Forty Weeks Ended March 4, 2016 and Thirteen Weeks and Thirty-Nine weeks ended February 27, 2015	4

	Interim Condensed Consolidated Statements of Cash Flows (unaudited) Forty Weeks Ended March 4, 2016 and Thirty-Nine Weeks Ended February 27, 2015	5

	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4	Controls and Procedures	15

Part II.	OTHER INFORMATION	15

Item 1	Legal Proceedings	15

Item 1-A	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Mine Safety Disclosures	16

Item 5	Other Information	16

Item 6	Exhibits	17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 4,	May 29,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,538,052	$1,159,449
Receivables, net	10,661,928	11,085,689
Inventories:
Raw materials and supplies	1,889,010	1,781,397
Finished goods	3,892,028	3,460,800
	5,781,038	5,242,197

Prepaid expenses	1,321,476	1,350,201
Income taxes receivable	-	476,154
Deferred income taxes	1,139,433	1,139,433
Total current assets	20,441,927	20,453,123

Property, plant and equipment, net	22,378,544	24,488,478
Other assets	1,546,555	1,603,454

Total	$44,367,026	$46,545,055

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$2,461,537	$1,068,745
Accounts payable	2,783,703	4,049,333
Accrued income taxes	137,770	-
Current portion of long-term debt	822,378	799,204
Current portion of capital lease obligation	32,497	-
Other accrued expenses	3,965,970	5,021,286
Salary continuation plan	112,689	106,148
Line of credit outstanding	733,803	2,823,477

Total current liabilities	11,050,347	13,868,193

LONG-TERM LIABILITIES
Notes payable - bank, non-current	5,492,394	6,213,513
Capital lease obligation	45,003	-
Salary continuation plan	913,586	921,882
Deferred income taxes	3,856,793	3,856,793

Total long-term liabilities	10,307,776	10,992,188

STOCKHOLDERS' EQUITY
Common stock - $.66-2/3 par value: 35,000,000 shares authorized Issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,768,661	6,552,973
Retained earnings	20,158,041	19,049,500
	36,145,897	34,821,668
Less: Cost of common shares in treasury (2,537,036 shares at March 4, 2016 and May 29, 2015)	(13,136,994)	(13,136,994)

Total stockholders' equity	23,008,903	21,684,674

Total	$44,367,026	$46,545,055

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUDSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Fourteen	Thirteen	Forty	Thirty-Nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	March 4, 2016	February 27, 2015	March 4, 2016	February 27, 2015

Net sales	$35,186,617	$31,521,659	$100,916,805	$97,676,021
Cost of sales	17,600,121	16,008,972	50,045,796	49,475,833
Gross margin	17,586,496	15,512,687	50,871,009	48,200,188

Selling, general and administrative expenses	16,395,652	14,814,153	47,084,549	46,240,504
Operating income	1,190,844	698,534	3,786,460	1,959,684

Other income (expenses):
Gain on sale of assets	25,166	6,800	31,416	259,606
Interest expense	(84,179)	(93,065)	(269,870)	(323,515)
Other income	67,399	56,546	86,515	79,821
Total other income (expenses)	8,386	(29,719)	(151,939)	15,912

Income before income taxes	1,199,230	668,815	3,634,521	1,975,596
Income taxes	464,775	396,292	1,410,917	895,120
Net income	$734,455	$272,523	$2,223,604	$1,080,476

PER SHARE OF COMMON STOCK
Basic earnings	$0.07	$0.02	$0.20	$0.09
Diluted earnings	$0.06	$0.02	$0.20	$0.09

Weighted average number of common stock share outstanding:
Basic	11,291,757	11,451,635	11,291,757	11,638,966
Diluted	11,317,116	11,451,635	11,291,757	11,638,966

Cash dividends paid per share of common stock	$0.0338	$0.0313	$0.0988	$0.0938

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Forty	Thirty-Nine
	Weeks Ended	Weeks Ended
	March 4, 2016	February 27, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Cash received from customers	$101,340,566	$98,463,935
Miscellaneous income	86,515	79,821
Cash paid to suppliers and employees	(50,030,240)	(46,423,451)
Cash paid for operating expenses	(46,756,284)	(46,923,992)
Income taxes paid	(796,993)	(1,334,929)
Interest expenses paid	(269,870)	(323,515)
Net cash provided by operating activities	3,573,694	3,537,869

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(695,531)	(2,584,672)
Proceeds from sale of property, plant and equipment	31,416	261,156
Net cash (used in) investing activities	(664,115)	(2,323,516)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt proceeds	16,840,517	24,093,217
Debt repayments	(19,628,136)	(21,965,689)
Principal payments under capital lease obligation	(21,086)	-
Change in checks outstanding in excess of bank balances	1,392,792	(252,760)
Cash dividends paid	(1,115,063)	(1,099,936)
Purchases of treasury shares	-	(2,204,375)
Net cash (used in) financing activities	(2,530,976)	(1,429,543)

Net change in cash and cash equivalents	378,603	(215,190)
Cash and cash equivalents at beginning of period	1,159,449	1,160,630
Cash and cash equivalents at end of period	$1,538,052	$945,440

Supplementary Cash Flow information:

A capital lease obligation of $98,586 was incurred in the period ended August 28, 2015 when Golden Flake Snack Foods, Inc. entered into a lease for new server equipment.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES

	Forty	Thirty-Nine
	Weeks Ended	Weeks Ended
	March 4, 2016	February 27, 2015

Net Income	$2,223,604	$1,080,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,904,051	2,937,993
Gain on sale of property and equipment	(31,416)	(259,606)
Stock based compensation	215,688	-

Changes in operating assets and liabilities:
Change in receivables - net	423,761	787,914
Change in inventories	(538,841)	478,105
Change in prepaid expenses	28,725	(293,981)
Change in other assets	56,899	165,929
Change in accounts payable	(1,265,630)	614,063
Change in accrued expenses	(1,055,316)	(1,445,039)
Change in salary continuation	(1,755)	(88,176)
Change in accrued income taxes	613,924	(439,809)

Net cash provided by operating activities	$3,573,694	$3,537,869

See Accompanying Notes to Interim Condensed Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Golden Flake Snack Foods, Inc. is a wholly-owned subsidiary of Golden Enterprises, Inc. The accompanying unaudited interim condensed consolidated financial statements of Golden Enterprises, Inc. (the “Company”, “we”, or “our”), which includes the accounts of Golden Enterprises, Inc. and subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim condensed consolidated financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation have been included. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K as of and for the year ended May 29, 2015, which can be found on our website at www.goldenflake.com/financial.html. Our accounting policies are described in Note 1 to those Consolidated Financial Statements. There have been no significant changes to these accounting policies.

The consolidated financial position, results of operations, and cash flows for the fourteen weeks and forty weeks ended March 4, 2016 are not necessarily indicative of the results to be expected for the fifty-three week fiscal year ending June 3, 2016.

Significant accounting policies:

Inventories

Raw materials and finished goods are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

Revenue Recognition

The Company recognizes sales and related costs upon delivery or shipment of products to its customers. Sales are reduced by estimated returns and allowances to customers. Costs associated with the delivery or shipment of these products are recorded gross and shown as part of selling, general and administrative expenses on the unaudited interim condensed consolidated statements of income.

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses. The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivables. The Company records its reserve based on analysis of historical data, while also considering general economic factors and specific reserves for receivable balances that are considered higher risk due to known facts regarding the customer.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers to update its revenue recognition standard to clarify the principles for recognizing revenue and eliminate industry-specific guidance. In addition, the updated standard revises current disclosure requirements in an effort to help financial statement users better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date by one year. This revised standard will be effective for the Company for the interim and annual reporting period beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Principal versus Agent Considerations), to clarify the implementation guidance on principal versus agent considerations. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of this standard.

Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. An entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for annual reporting periods beginning after December 15, 2016 and related interim periods. Early adoption is permitted. The Company does not believe this standard will have a material effect on its financial position, results of operations, or cash flows.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This accounting standard requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The standard is effective for annual reporting periods beginning after December 15, 2016, and related interim periods. Early adoption is permitted. The Company is currently evaluating the impact of the provisions of this standard.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. This accounting standard requires lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the provisions of this standard.

NOTE 3 – RECLASSIFICATIONS

Certain prior period financial statement amounts have been reclassified to be consistent with the presentation for the current period.

NOTE 4 – NET INCOME PER SHARE

Basic earnings per common share, as presented on the unaudited interim condensed consolidated statements of income, are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (EPS) reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock, as prescribed by FASB Accounting Standards Codification (ASC) 260, “Earnings per Share”. Diluted earnings per share takes into consideration the potential dilution that could occur if stock options were exercised and converted into common stock. In the calculation of diluted earnings per share, the denominator includes the number of additional common shares that would have been outstanding if our outstanding dilutive stock options had been exercised, as determined pursuant to the treasury stock method. The basic and diluted EPS are the same for certain periods because the impact of common stock equivalents would be antidilutive.

	Fourteen	Thirteen	Forty	Thirty-Nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	March 4, 2016	February 27, 2015	March 4, 2016	February 27, 2015
Basic EPS:
Net income	$734,455	$272,523	$2,223,604	$1,080,476

Weighted average shares outstanding	11,291,757	11,451,635	11,291,757	11,638,966

Earnings per share - Basic	$0.07	$0.02	$0.20	$0.09

Diluted EPS:
Weighted average shares outstanding	11,317,116	11,451,635	11,291,757	11,638,966

Earnings per share - Diluted	$0.06	$0.02	$0.20	$0.09

NOTE 5 – PREPAID EXPENSES

The following table summarizes the prepaid expenses accounts as of March 4, 2016 and May 29, 2015:

	March 4, 2016	May 29, 2015

Truck shop supplies	$308,098	$320,622
Insurance deposit	48,548	48,548
Prepaid marketplace spending	232,313	201,373
Prepaid insurance	395,956	369,864
Prepaid taxes/licenses	87,768	113,042
Prepaid dues/supplies	9,783	22,412
Other	239,010	274,340

Total prepaid expenses	$1,321,476	$1,350,201

NOTE 6 – OTHER ACCRUED EXPENSES

The following table summarizes other accrued expenses as of March 4, 2016 and May 29, 2015:

	March 4, 2016	May 29, 2015

Accrued salary and benefits	$2,440,390	$2,526,338
Accrued workers compensation	933,675	1,472,182
Accrued other	591,905	1,022,766

Total accrued expenses	$3,965,970	$5,021,286

NOTE 7 – CONCENTRATIONS OF CREDIT RISK

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

NOTE 8 – LETTER OF CREDIT

The Company has a letter of credit with a local bank in the amount of $1,925,000 and $1,850,000 as of March 4, 2016 and February 27, 2015, respectively. The letter of credit supports the Company’s commercial self-insurance program.

NOTE 9 – LINE OF CREDIT

The Company has a line-of-credit agreement with a local bank that permitted borrowing up to $3,000,000 at March 4, 2016 and May 29, 2015. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement. The following table summarizes the line of credit as of March 4, 2016 and May 29, 2015:

	March 4, 2016	May 29, 2015

Interest rate	3.50%	3.25%

Outstanding	$733,803	$2,823,477
Available	2,266,197	176,523

Total Line of credit	$3,000,000	$3,000,000

NOTE 10 – LONG TERM LIABILITIES

The Company has two notes payable with a local bank. Debt outstanding as of March 4, 2016 and May 29, 2015 consisted of the following:

	March 4, 2016	May 29, 2015

Note payable maturing March 10, 2021 interest at 3.00%, principal and interest due monthly	$4,608,092	$4,944,233

Note payable maturing January 1, 2020 interest at 3.30%, principal and interest due monthly	1,706,680	2,068,484

Less current portion of long-term debt	(822,378)	(799,204)

Total long-term debt	$5,492,394	$6,213,513

In July 2015, a capital lease obligation of $98,586 was incurred when the Company entered into a 36-month lease for new server equipment. The balance of the obligation was $77,500 as of March 4, 2016.

NOTE 11 – INCOME TAXES

The Company’s effective tax rate for the fourteen weeks ended March 4, 2016 was 38.8% compared to 59.3% for the thirteen weeks ended February 27, 2015. The Company’s effective tax rate for the forty weeks ended March 4, 2016 was 38.8% and 45.3% for the thirty-nine weeks ended February 27, 2015. The decrease in the effective tax rate for the fourteen weeks ended March 4, 2016 compared to February 27, 2015 was due to the permanent non-deductibility of certain expenses for income tax purposes in relation to the income before income taxes for the respective thirteen week period.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of our consolidated financial condition, results of operations and cash flows are based upon the accompanying interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). This discussion should be read in conjunction with our recent SEC filings, including our Form 10-K as of and for the year ended May 29, 2015. The preparation of these interim condensed consolidated financial statements requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Future events and their effects cannot be determined with absolute certainty. Therefore, management’s determination of estimates and judgments about the carrying values of assets and liabilities requires the exercise of judgment in the selection and application of assumptions based on various factors, including experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances. We routinely evaluate our estimates including those considered significant and discussed in detail in our Form 10-K as of and for the year ended May 29, 2015. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

Overview

Golden Enterprises, Inc. (the “Company”, “we”, or “our”) is a holding company that owns all of the issued and outstanding capital stock of Golden Flake Snack Foods, Inc., a wholly-owned subsidiary (“Golden Flake”). Since 1923, Golden Flake has developed a reputation for manufacturing and distributing a full line of high-quality snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings, popcorn, and puff corn. The Company also sells canned dips, pretzels, peanut butter crackers, cheese crackers, dried meat products, and nuts packaged by other manufacturers using the Golden Flake label.

Raw materials used in manufacturing and processing the Company’s snack food products are purchased on the open market and under contract through brokers and directly from growers. A large part of the raw materials used by the Company consists of farm commodities which are subject to precipitous changes in supply and price. Weather varies from season to season and directly affects both the quality and supply of farm commodities available. The Company has no control of the agricultural aspects, and its profits are affected accordingly.

The Company sells its products, through both its own sales organization and independent distributors, principally to commercial establishments such as grocery stores, convenience stores and other outlets that sell food products primarily in the southeastern United States. We believe the Golden Flake brand is well recognized throughout the markets that it serves.

Financial Condition

Accounts Receivable and Allowance for Doubtful Accounts

As of March 4, 2016 and May 29, 2015 the Company had net accounts receivables in the amount of $10,661,928 and $11,085,689 respectively. The change in accounts receivable is primarily due to the timing of collections from some of our largest customers. This timing change is also reflected in the change in cash and cash equivalents which went from $1,159,449 as of May 29, 2015 to $1,538,052 as of March 4, 2016. The Company monitors accounts receivable and collections on a daily basis and strives to keep customer accounts as current as possible.

Line Of Credit Outstanding

As of March 4, 2016 and May 29, 2015 the Company had a line of credit outstanding in the amount of $733,803 and $2,823,477 respectively. The Company has been able to take advantage of lower commodity prices and a reduction in overall spending to pay down the line of credit. The Company expects to continue to pay down debt as cash flows permit.

Results of Operations

This year’s period ended March 4, 2016 included fourteen weeks of sales and costs versus thirteen weeks in the same period for the prior year. The results of operations analyze the results of the fourteen week period as well as a normalized result of the period (using the same number of weeks in the current period as compared to the prior period) to show a more comparable period of time.

Sales

For the fourteen weeks ended March 4, 2016, net sales increased 11.6% from the thirteen weeks ended February 27, 2015. On a normalized basis, total revenues for the same quarter were up 3.7%. For the forty weeks ended March 4, 2016, net sales increased 3.3% from the thirty-nine weeks ended February 27, 2015. On a normalized basis, total revenues for the year to date were up 0.7%. The increase in the current quarter is primarily related to contract sales to new and previous customers that commenced near the end of the third quarter. These contract sales are renewed periodically and may not continue in the future.

Cost of Sales

This year’s third quarter cost of sales was 50.0% of net sales compared to 50.8% for last year’s third quarter. This year’s cost of sales year to date was 49.6% of net sales compared to 50.7% for last year’s year to date. This year’s decrease in cost of sales was primarily due to a reduction in the price of commodities. These prices may be impacted by future increases in fuel surcharge costs and commodities’ prices due to availability, neither of which may continue in the future.

Selling, General and Administrative Expenses

This year’s third quarter, selling, general and administrative expenses were 46.6% of net sales compared to 47.0% for last year’s third quarter. This year’s selling, general and administrative expenses year to date were 46.7% of net sales compared to 47.3% for last year’s year to date. The Company continues to benefit from reduced fuel costs associated with transportation and delivery.

Liquidity and Capital Resources

As of March 4, 2016 and May 29, 2015, working capital was $9,391,580 and $6,584,930, respectively. The Company’s current ratio was 1.85:1.00 at March 4, 2016 compared to 1.47:1.00 at May 29, 2015. The Company used net cash provided by operating activities to reduce the line of credit which has resulted in the improvement in this ratio. The Company expects to be able to maintain this ratio into the future. However, if there is a decrease in sales, an increase in costs or if there are new capital needs, this ratio could be negatively impacted.

For the forty weeks ended March 4, 2016, purchases of property, plant and equipment were $695,531 compared to $2,584,672 for the thirty-nine weeks ended February 27, 2015. The prior year amount was due to the purchase of transport and route sales vehicles of $1.2 million and two other manufacturing equipment projects. In addition, there has been an overall reduction in the level of capital spending in an effort to improve cash flow to reduce debt. Currently, capital spending is not anticipated to significantly increase. Management evaluates capital projects and determines if the anticipated return justifies the investment.

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

Environmental Matters

Management believes Golden Flake’s waste water treatment plant is an environmentally-friendly way to dispose of process water at the Birmingham plant. The treatment plant has allowed Golden Flake to release the processing water into a neighboring creek which, we believe, has improved the flow of water in the creek and has positively impacted the environment in the area surrounding the plant. This treatment plant, we believe, has also helped to reduce expenses associated with sewer charges by the elimination of the disposal of process water through the public sewer system.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s third fiscal quarter ended March 4, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

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

Registrant Purchases of Equity Securities.

The Company did not purchase any shares of treasury stock for the quarterly period ended March 4, 2016.

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

GOLDEN ENTERPRISES, INC.
(Registrant)

Dated: April 7, 2016	/s/Mark W. McCutcheon
Mark W. McCutcheon
Chairman of the Board,
President and
Chief Executive Officer

Dated: April 7, 2016	/s/ Patty Townsend
Patty Townsend
Vice-President and
Chief Financial Officer
(Principal Accounting Officer)

