Form 10-K
period 2016-06-03
GOLDEN ENTERPRISES INC
filed 2016-08-04
CIK 42228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 3, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-4339

GOLDEN ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0250005
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). (Check One)

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 27, 2015.                                   Common Stock, Par Value $0.66 2/3 —$18,660,606

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of June 30, 2016.

Class	Outstanding at June 30, 2016
Common Stock, Par Value $0.66 2/3	11,291,757 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held on September 22, 2016 are incorporated by reference into Part III.

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT –2016

GOLDEN ENTERPRISES, INC.

PART I

ITEM 1. – DESCRIPTION OF BUSINESS

Golden Enterprises, Inc. (“Golden Enterprises”) is a holding company which owns all of the issued and outstanding capital stock of Golden Flake Snack Foods, Inc. (“Golden Flake”). Golden Flake Snack Foods, Inc. is the only subsidiary of Golden Enterprises, Inc. (collectively, Golden Enterprises and Golden Flake are referred to herein as the “Company”).

Golden Flake Snack Food traces its roots to Frank Mosher, who in 1923 moved to Birmingham, Alabama from Memphis, Tennessee with the goal of producing the perfect potato chip. Over the next 93 years Golden Flake has built an authentically southern brand and flavor profile in the Southeast leading to the motto “Flavor of the South”. Football coaches such as Paul “Bear” Bryant and other SEC coaches are seen promoting our delicious chips. Golden Flake Snack Foods has been and continues to be a staple in southern homes.

Golden Flake Snack Foods, Inc.

General

Golden Flake has been a premiere producer, marketer, and distributor of snack products in the Southeastern United States since 1923. Golden Flake manufactures and distributes a full line of high quality salted snack items, such as potato chips, tortilla chips, corn chips, fried pork skins, baked and fried cheese curls, onion rings, puff corn, and popcorn. Golden Flake also sells canned dips, pretzels, peanut butter crackers, cheese crackers, dried meat products, and nuts packaged by other manufacturers using the Golden Flake label. Golden Flake is a Delaware corporation with its principal place of business and home office located at One Golden Flake Drive, Birmingham, Alabama.

Raw Materials

Golden Flake purchases raw materials used in manufacturing and processing its snack food products from various sources. A large part of the raw materials used by Golden Flake consists of farm commodities, most notably corn, potatoes and pork skin pellets, which are subject to precipitous change in supply and price. Weather varies from season to season and directly affects both the quality and quantity of supply available. Golden Flake has no control over the agricultural aspects or prices, and its profits are affected accordingly. The Company also purchases flexible bags or other suitable wrapping material for the storage, shipment, and presentation of the finished product to the customers. The Company tests each delivery against defined quality standards to maintain our excellence in customer satisfaction.

Distribution

Golden Flake sells its products, through both its own sales organization and independent distributors, principally, to commercial establishments which sell food products in Alabama, Tennessee, Georgia, Mississippi, Louisiana, Kentucky, and South Carolina as well as parts of Florida, North Carolina, Arkansas, Missouri, Oklahoma, Virginia, Indiana, and Texas. The Golden Flake brand is well-known throughout the Southeastern United States. The products are distributed to its sales organization and independent distributors by either company transportation or commercial carrier out of the Birmingham, Alabama and Ocala, Florida plants.

Golden Flake’s products are sold through a wide variety of channels, supermarkets, dollar stores, convenience stores, non-food discount stores, drug stores, military accounts, club stores, internet sales through our company store and others within our marketing area.

Competition

The snack foods business is highly competitive. In the area in which Golden Flake operates, many companies engage in the production and distribution of food products similar to those produced and sold by Golden Flake. Most, if not all, of Golden Flake’s products are in direct competition with similar products of several local and regional companies, many of which are larger in terms of capital and sales volume than is Golden Flake. The Frito-Lay Division of Pepsi Co., Inc. is the largest national competitor. Golden Flake’s marketing thrust is aimed at selling the highest quality product possible and giving good service to its customers, while being competitive with its prices. Golden Flake constantly tests the quality of its products for comparison with other similar products of competitors and maintains tight quality controls over its own products. The Company believes that one of its major advantages is the Golden Flake brand, which has been developed and enhanced throughout the history of the Company and is now well known within the geographic area served by the Company. The Company continues to promote the Golden Flake brand through sponsorship agreements, billboard campaigns, advertising, and other efforts.

Brands and Intellectual Property

The name “Golden Flake” and its regularly used symbol are federally-registered trademarks of the Company. The Company also owns other trademarks such as “The South’s Original Potato Chip”, a Golden Flake design from 1923, the name “Sweetheat” and certain other trademarks not used on a regular basis.

Employees

As of June 27, 2016, Golden Flake employed approximately 749 employees. Of these employees, 735 were full-time, while 14 were part-time. Approximately 318 employees are involved in sales, 195 are in production, 125 are in management and 111 are in administration.

Golden Flake believes that the performance and loyalty of its employees are two of the most important factors in the growth and profitability of its business. Since labor costs represent a significant portion of Golden Flake’s expenses, employee productivity is important to profitability. Golden Flake considers all of its employees to be a part of the “Golden Flake Family”.

SEC Filings

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and other filings with the Securities and Exchange Commission (“SEC”) can be found at the Company’s website located at www.goldenflake.com, under the financials tab.

Executive Officers of Registrant

And Its Subsidiary

Name and Age	Position and Offices with Management

Mark W. McCutcheon, 61

Mr. McCutcheon is Chairman of the Board, Chief Executive Officer and President of the Company and President of Golden Flake. He was elected Chairman of the Board on July 22, 2010, President and Chief Executive Officer of the Company on April 4, 2001 and President of Golden Flake on November 1, 1998. He has been employed by Golden Flake or the Company since 1980. Mr. McCutcheon is elected to his positions on an annual basis and his present terms of office will expire on June 2, 2017.

Patty Townsend, 58

Ms. Townsend is Chief Financial Officer, Vice President and Secretary of the Company. She was elected Chief Financial Officer, Vice-President and Secretary of the Company on March 1, 2004. She has been employed with the Company since 1988. Ms. Townsend is elected to her positions on an annual basis, and her present terms of office will expire on June 2, 2017.

Paul R. Bates, 62

Mr. Bates is Executive Vice-President of Sales, Marketing and Transportation for Golden Flake. He has held these positions since October 26, 1998. Mr. Bates was Vice-President of Sales from October 1, 1994 to 1998. Mr. Bates has been employed by Golden Flake since March 1979. Mr. Bates is elected to his positions on an annual basis, and his present terms of office will expire on June 2, 2017.

David A. Jones, 64	Mr. Jones is Executive Vice-President of Operations, Human Resources and Quality Control for Golden Flake. He has held these positions since May 20, 2002. Mr. Jones was Vice-President of Manufacturing from 1998 to 2002 and Vice-President of Operations from 2000 to 2002. Mr. Jones has been employed by Golden Flake since 1984. Mr. Jones is elected to his positions on an annual basis, and his present terms of office will expire on June 2, 2017.

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

Competition

Price competition and consolidation within the Snack Food industry could adversely impact the Company’s performance. The Company’s business requires significant marketing and sales effort to compete with larger companies. These larger competitors sell a significant portion of their products through discounting and other price-cutting techniques. This intense competition increases the possibility that the Company could lose one or more customers, lose market share and/or be forced to increase discounts, and reduce pricing, any of which could have an adverse impact on the Company’s business, consolidated financial condition, results of operation, and/or cash flow.

Commodity Cost Fluctuations

Significant commodity price fluctuations for certain commodities purchased by the Company, particularly potatoes, corn, pork skins, and cooking oils could have a material impact on consolidated financial condition, results of operations, and/or cash flow. These price fluctuations can be impacted by various factors including weather conditions, such as flooding or drought. In an attempt to manage commodity cost fluctuations, the Company, in the normal course of business, enters into contracts to purchase pre-established quantities of various types of raw materials, at contracted prices based on expected short term needs.

Energy Cost Fluctuations

The Company can be adversely impacted by changes in the cost of natural gas and other fuel costs, such as gasoline and diesel fuel. Long term increases in the cost of natural gas and fuel costs could adversely impact and increase the Company’s cost of sales and marketing, selling, and delivery expenses.

Breaches of Our Information Technology Systems

Company operations use and store sensitive data, including proprietary business information and personally identifiable information, in secure data centers and on our networks. The Company could face a number of threats to its data centers and networks, including unauthorized access, security breaches and other system disruptions. It is critical to the Company that its infrastructure remains secure and is perceived by customers to be secure. The Company uses encryption and authentication technologies to secure the transmission and storage of data. Despite its security measures, information technology systems may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information used or stored on the Company’s networks and may result in significant data losses or theft of our or our customers' proprietary business information or personally identifiable information. A cyber security breach or technology disruption could negatively affect the Company’s reputation. In addition, a cyber attack or technology disruption could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on the business, consolidated results of operations and financial condition of the Company.

Product Liability and Production Stoppage

The Company is subject to a risk of product liability if the Company’s products actually are alleged to result, in bodily injury. While the Company maintains what it believes to be reasonable limits of stop loss insurance coverage to appropriately respond to such liability exposures, large product liability claims, if made, could exceed our insurance coverage limits. There can be no assurance that the Company will not incur significant costs in relation to such claims in the future. In addition, the Company could incur production stoppage to address production issues as well as product liability claims.

Food Safety

The Company could be adversely affected if consumers lose confidence in the safety and quality of certain products we make or ingredients we use. Negative publicity about these concerns, whether or not true, may discourage consumers from buying Company products or cause disruption in production or distribution of products, which would negatively impact our business.

Additionally, the Company could be required to recall some products because they are adulterated, mislabeled or caused consumer sickness. A recall could result in significant losses to the Company due to the costs of recall, the destruction of product inventory and lost sales. A recall could also result in adverse publicity and a loss of consumer confidence in the safety and/or quality of our products. The Company could also become involved in lawsuits if it is alleged that the consumption our products caused illness/injury. A product recall or an adverse result in any such litigation could have an adverse effect on our financial results.

Risks Relating to the Company’s Common Stock and the Securities Market

The trading price of shares of the Company’s common stock may be affected by many factors and the price of shares of its common stock could decline. As a smaller publicly traded company, the trading price of the Company’s common stock has fluctuated significantly in the past. The future trading price of the Company’s common stock may be volatile and could be subject to material price fluctuations. There are other risks and factors not described above that could also cause actual consolidated results to differ materially from those in any forward looking statement made by the Company. As set forth in the Form 8-K filed by the Company with the SEC on July 22, 2016, the Company and Utz Quality Foods, Inc. of Hanover PA announced they had entered into a merger agreement. In the event this merger is not finalized due to unforeseen circumstances then the current trading price of the Company’s common stock could substantially change.

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

Management believes that the Company’s production facilities are suitable and adequate, that they are being appropriately utilized in line with experience, and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based upon seasonal demand for the products. However, management believes that additional production can be obtained at the existing facilities by adding personnel and capital equipment, by adding shifts of personnel, or expanding the facilities. The Company continuously reviews our anticipated requirements for facilities and, on the basis of that review, may from time-to-time acquire additional facilities and/or dispose of existing facilities.

Both manufacturing plants and the office headquarters are owned by Golden Flake, free and clear of any debt.

Distribution Warehouses

The Company owns 20 central warehouses throughout our geographical footprint.

ITEM 3. – LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company or its subsidiary other than ordinary routine litigation incidental to the business of the Company and its subsidiary.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES

Golden Enterprises, Inc. and Subsidiary

Market and Dividend Information

The Company’s common stock is traded on the NASDAQ Global Market under the symbol GLDC. The following tabulation sets forth the high and low sale prices at the end of the day for the common stock during each quarter of the fiscal years ended June 3, 2016 and May 29, 2015 and the amount of dividends paid per share in each quarter. Our Board of Directors will consider the amount of future cash dividends on a quarterly basis.

	Market Price
Quarter	High	Low	Dividend Paid
Year Ended 2016	Price	Price	Per share
First quarter (13 weeks ended August 28, 2015)	$4.44	$3.92	$.0313
Second quarter (13 weeks ended November 27, 2015)	4.95	3.86	.0338
Third quarter (14 weeks ended March 4, 2016)	4.91	4.21	.0338
Fourth quarter (13 weeks ended June 3, 2016)	5.83	4.40	.0338

Quarter	High	Low	Dividend Paid
Year Ended 2015	Price	Price	Per share
First quarter (13 weeks ended August 29, 2014)	$4.84	$3.86	$.0313
Second quarter (13 weeks ended November 28, 2014)	4.85	3.85	.0313
Third quarter (13 weeks ended February 27, 2015)	4.48	3.20	.0313
Fourth quarter (13 weeks ended May 29, 2015)	4.20	3.66	.0313

As of July 25, 2016, there were approximately 778 shareholders of record.

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides Equity Compensation Plan information under which equity securities of the Registrant are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of out- standing options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)

Equity compensation plans approved by security holders	310,000	$3.99	440,000

Equity compensation plans not approved by security holders	0	0	0

Total	310,000	$3.99	440,000

As set forth in the Form 8-K filed by the Company with the SEC on July 22, 2016, the Company and Utz Quality Foods, Inc. of Hanover PA announced they had entered into a merger agreement. As part of such transaction the stock options referred to above have been cancelled. In the event this merger is not finalized due to unforeseen circumstances, then the stock options would be reinstated with full force and effect.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the fiscal year ended June 3, 2016 and purchased 440,875 shares of its common stock during the fiscal year ended May 29, 2015.

ITEM 6. – SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of the Company’s consolidated financial condition, results of operations, liquidity, and capital resources and should be read in conjunction with the accompanying consolidated financial statements and notes.

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

No single product or product line accounts for more than 50% of the Company’s sales, which affords some protection against loss of volume due to a crop failure or other circumstances that can affect an adequate supply of any one of our major agricultural raw materials. Raw materials used in manufacturing and processing the Company’s snack food products are purchased on the open market, under contract through brokers and directly from growers. A large part of the raw materials used by the Company consists of farm commodities which are subject to precipitous changes in supply and price. Weather varies from season to season and directly affects both the quality and supply of farm commodities available. The Company has no control of the agricultural aspects and its profits are affected accordingly.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its consolidated financial condition, results of operations, and liquidity are based upon the Company’s consolidated financial statements, the preparation of which is in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) which requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the consolidated financial statements. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due considerations to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Other accounting policies and estimates are detailed in Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K.

Revenue Recognition

The Company recognizes sales and related costs upon delivery or shipment of products to its customers. Allowances for sales returns, stale products, promotions, and discounts are recorded as reductions of revenue in the consolidated financial statements. Costs associated with the delivery or shipment of these products are recorded gross and shown as part of selling, general and administrative expenses on the consolidated statements of income.

Revenue for products sold to our distributors is recognized when the distributor purchases the inventory from our warehouses or the products are shipped to their stockroom. Revenue for products sold to retail customers through company routes is recognized when the product is delivered to the customer. Revenue for products shipped directly to customers from our warehouses is recognized based on the shipping terms listed on the shipping documentation. Products shipped with terms FOB shipping point are recognized as revenue at the time the product leaves our warehouse. Products shipped with terms FOB destination are recognized as revenue based on the anticipated receipt date by the customer.

We record an allowance for stales and damaged products. This allowance is estimated based on a percentage of historical sales returns and current market information. We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. Shelf space allowances are capitalized and amortized over thirty-six months and recorded as a reduction to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis.

Accounts Receivable

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The Company monitors accounts receivable and collections on a daily basis and strives to keep customer accounts as current as possible. However, failure of a major customer to pay the Company amounts owed could have a material impact on the financial statements of the Company.

The amount of the allowance for doubtful accounts is based on management’s estimate of the accounts receivable amount that is uncollectible. The Company records a general reserve based on analysis of historical data. In addition, the Company records specific reserves for receivable balances that are considered high-risk due to known facts regarding the customer. At June 3, 2016 and May 29, 2015, the Company had an allowance for doubtful accounts of $160,000 and $70,000, respectively. The increase in the allowance was the result of a few accounts that ultimately will not be covered by credit insurance. If circumstances dictate, the Company may have to increase this allowance in the future.

Income Taxes

Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates, business credits available in the various jurisdictions in which we operate and permanent tax differences. Significant judgment is required in evaluating tax positions that affect the annual tax rate. We recognize the effect of income tax positions only if these positions are more likely than not of being sustained. We adjust these liabilities in light of changing facts and circumstances, such as the progress of a tax audit.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. We estimate valuation allowances on deferred tax assets for the portions that we do not believe will be fully utilized based on projected earnings and usage.

Self-Insurance Reserves

The Company maintains a reserve to cover certain casualty losses relating to deductibles on automobile liability, general liability, workers’ compensation, and property losses which are herein referred to as “Casualty Expenses”. Management estimates certain expenses in an effort to record those expenses in the period incurred. The Company’s significant estimates relate to these Casualty Expenses.

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

This year the Company used a 4% investment rate to discount the estimated claims based on the historical payout pattern during 2015 and 2014. A one percentage point change in the discount rate would have impacted the liability by approximately $32,000.

The Company is self-insured for certain medical claims which are herein referred to as “Medical Expenses”. Employee medical expense accruals are recorded based on medical claims processed as well as historical medical claims experienced for claims incurred but not yet reported. The Company also has stop loss insurance coverage to limit the exposure arising from these claims. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

Financial Condition

Accounts Receivable

At June 3, 2016 and May 29, 2015, the Company had accounts receivables (net of an allowance for doubtful accounts) in the amount of $10,666,986 and $11,085,689 respectively. The Company experienced a high rate of collection in the past year as cash collected from customers exceeded sales by more than $400,000. Management can provide no assurances that this collection rate will continue in the future.

Accrued Expenses

As of June 3, 2016, the Company’s casualty reserve was $1,441,459 and at May 29, 2015, the casualty reserve was $1,472,182. The Company believes the reserves established are reasonable estimates of the ultimate liability based on historical trends. Actual ultimate losses could vary from those estimated by the third-party actuary.

In addition, the Company maintains letters of credit with the Company’s claim administrators. The Company has a letter of credit in the amount of $1,925,000 outstanding at June 3, 2016 and $1,850,000 at May 29, 2015.

Operating Results

This year’s results for the period ended June 3, 2016, included fifty three weeks of sales and costs versus fifty two weeks in the same period for the prior year. The results of operations analyze the results of the fifty three week period as well as a normalized result of the period (using the same number of weeks in the current period as compared to the prior period) to show a more comparable period of time. The fifty third week added approximately $2.5 million in sales to this year’s results.

Sales

For the year ended June 3, 2016, net sales increased 3.1% from the year ended May 29, 2015. On a normalized basis, total revenues for the year were up 1.2%. The increase in the current year is primarily related to contract sales to new and previous customers that commenced near the end of the third quarter. These contract sales are renewed periodically and may not continue in the future.

Cost of Sales

The cost of sales for the year ended June 3, 2016 was 49.8% of net sales compared to 50.2% for the year ended May 29, 2015. This year’s decrease in cost of sales was primarily due to a reduction in fuel surcharge costs and the price of commodities. The price decreases for fuel surcharge costs and commodities may not continue in the future.

Selling, General and Administrative Expenses

For the year ended June 3, 2016, selling, general and administrative expenses were 46.7% of net sales compared to 47.4% for the year ended May 29, 2015. The Company continues to benefit from reduced fuel costs associated with transportation and delivery. However, if these fuel costs increase, these expenses may increase as well.

Gain On Sale of Assets

For the year ended June 3, 2016, the gain on sale of assets was $56,446 versus $283,256 for the year ended May 29, 2015. The gain from last year includes the sale of our warehouse located in Decatur, Georgia plus sales of vehicles that were taken out of service. This year includes the sales of vehicles only. Management anticipates gains on sale of used transportation equipment going forward comparable to the year ended June 3, 2016.

Interest Expenses

Interest expenses for the year ended June 3, 2016 were $335,562 while interest expenses for the year ended May 29, 2015 were $458,184. This $122,622 decrease can be directly attributed to the pay down of the line of credit. Management anticipates that the amount outstanding on the line of credit should remain low. However, if there is a change in our cash flows in the future, we may need to increase the line of credit to cover operating expenses.

Income Tax Expenses

The Company’s effective tax rates for 2016 and 2015 were 32.2% and 42.2%, respectively. The difference between the statutory rate and the effective tax rate is primarily due to tax payment rectification. Note 9 to the Consolidated Financial Statements provides additional information about the provision for income taxes.

Liquidity and Capital Resources

Available cash, cash from operations, and available credit under the line of credit are expected to be sufficient to meet anticipated cash expenditures and normal operating requirements for the foreseeable future. The Company’s current ratio (current assets divided by current liabilities) was 1.89:1.00 and 1.39:1.00 at June 3, 2016 and May 29, 2015, respectively.

Cash Flows From Operating Activities

Working capital was $9,292,231 and $5,445,497 at June 3, 2016 and May 29, 2015, respectively. Net cash provided by operations amounted to $7,135,855 and $4,103,170 in fiscal years June 3, 2016 and May 29, 2015, respectively. During 2016, the principal source of liquidity for the Company’s operating needs was provided from operating activities, credit facilities, and cash on hand.

Cash Flows From Investing Activities

As part of the Company’s cost cutting initiative, purchases of property, plant and equipment were reduced by $1.5 million in the year ended June 3, 2016 as compared to the year ended May 29, 2015. Management anticipates that capital expenditures will increase in the coming year. Additions to property, plant and equipment are expected to be approximately $2 million in fiscal year 2017.

Cash Flows From Financing Activities

For the year ended June 3, 2016, the Company primarily focused on using operating cash to pay down the line of credit and term debt. Management feels that reducing debts and improving our cash position will provide more growth opportunities in the future. Management anticipates paying down debt as cash flows allow.

Cash dividends of $1,496,160 and $1,452,803 were paid in 2016 and 2015, respectively. The Company did not purchase any shares of treasury stock in fiscal 2016 and purchased 440,875 shares of treasury stock for the amount of $2,204,375 during fiscal 2015. Management does not anticipate purchasing any treasury stock going forward.

Line of Credit and Debt

The Company has a line-of-credit agreement with a local bank that permits borrowing up to $3 million. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement with the bank. The Company’s line-of-credit debt at June 3, 2016 was $0 with an interest rate of 3.50%, leaving the Company with $3,000,000 of credit availability. The Company’s line-of-credit debt at May 29, 2015 was $2,823,477 with an interest rate of 3.25%, leaving the Company with $176,523 of credit availability. The Company has been able to take advantage of lower commodity prices, lower fuel prices and a reduction in overall spending to pay down the line of credit. These circumstances may not continue and the line of credit may increase as a result.

The Company has two separate notes with a local bank that have been used to finance the purchase of manufacturing and computer equipment and to purchase shares of treasury stock. The equipment loan carries an interest rate of 3.00% and had a balance of $4,587,642 and $4,944,233 at June 3, 2016 and May 29, 2015, respectively. The treasury loan carries and interest rate of 3.30% and had a balance of $1,600,640 and $2,068,484 at June 3, 2016 and May 29, 2015, respectively. The Company has been able to make some additional payments towards these notes due to the improved cash flows during the past year. While it is not reasonable to expect these additional payments in the future, the Company expects to pay down these notes as quickly as cash flows allow.

During the fiscal year ended June 3, 2016, the Company entered into leases to acquire a new server and a new voice over IP telephone system. The total capital lease obligation for this equipment was $208,412 at June 3, 2016.

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

Recently Issued Accounting Pronouncements

See Note 2 to the consolidated financial statements included in Item 8 for a summary of recently issued accounting pronouncements.

ITEM 7 A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiary for the year ended June 3, 2016, consisting of the following, are contained herein:

Consolidated Balance Sheets	- As of June 3, 2016 and May 29, 2015
Consolidated Statements of Income	- June 3, 2016 and May 29, 2015
Consolidated Statements of Changes in Stockholders’ Equity	- June 3, 2016 and May 29, 2015
Consolidated Statements of Cash Flows	- June 3, 2016 and May 29, 2015
Notes to Consolidated Financial Statements	- June 3, 2016 and May 29, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Golden Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of Golden Enterprises, Inc. and subsidiary (the “Company”) as of June 3, 2016, and the related consolidated statement of income, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 3, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the presentation of deferred tax assets and liabilities during the period ending June 3, 2016.

/s/ Carr, Riggs & Ingram, LLC

Birmingham, Alabama

August 4, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Golden Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of Golden Enterprises, Inc. and subsidiary (“the Company”) as of May 29, 2015 and the related consolidated statement of income, stockholders’ equity, and cash flows for the year then ended.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Enterprises, Inc. and subsidiary as of May 29, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DUDLEY, HOPTON-JONES, SIMS & FREEMAN, PLLP
Birmingham, Alabama July 16, 2015

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of June 3, 2016 and May 29, 2015

ASSETS

	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$1,993,854	$1,159,449

Receivables:
Trade accounts	10,456,553	11,079,806
Other	370,433	75,883
	10,826,986	11,155,689
Less: Allowance for doubtful accounts	160,000	70,000
	10,666,986	11,085,689

Inventories:
Raw materials	1,980,660	1,781,397
Finished goods	3,754,450	3,460,800
	5,735,110	5,242,197

Prepaid expenses	1,275,918	1,350,201
Income tax receivable	22,473	476,154
Total current assets	19,694,341	19,313,690

PROPERTY, PLANT AND EQUIPMENT
Land	2,769,499	2,769,499
Buildings	19,012,206	18,787,967
Machinery and equipment	68,477,382	67,543,226
Transportation equipment	7,931,905	8,268,311
	98,190,992	97,369,003
Less: Accumulated depreciation	76,156,389	72,880,525

	22,034,603	24,488,478
OTHER ASSETS
Cash surrender value of life insurance	438,429	630,259
Other	917,533	973,195

Total other assets	1,355,962	1,603,454

TOTAL	$43,084,906	$45,405,622

See Accompanying Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

	2016	2015

CURRENT LIABILITIES
Checks outstanding in excess of bank balances	$-	$1,068,745
Accounts payable	4,235,488	4,049,333
Current portion of long-term debt	837,225	799,204
Current portion of capital lease obligation	56,203	-
Line of credit outstanding	-	2,823,477
Other accrued expenses	5,158,236	5,021,286
Salary continuation plan	114,958	106,148

Total current liabilities	10,402,110	13,868,193

LONG-TERM LIABILITIES
Note payable-bank, non-current	5,351,057	6,213,513
Capital lease obligation	152,209	-
Salary continuation plan	920,440	921,882
Deferred income taxes, net	2,632,762	2,717,360

Total long-term liabilities	9,056,468	9,852,755

STOCKHOLDERS' EQUITY
Common stock - $.66 2/3 par value:
Authorized 35,000,000 shares; issued 13,828,793 shares	9,219,195	9,219,195
Additional paid-in capital	6,805,984	6,552,973
Retained earnings	20,738,143	19,049,500
Treasury shares - at cost (2,537,036 shares in 2016 and 2015)	(13,136,994)	(13,136,994)

Total stockholders' equity	23,626,328	21,684,674

TOTAL	$43,084,906	$45,405,622

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

	2016	2015

Net sales	$135,870,580	$131,724,721
Cost of sales	67,595,536	66,154,484
Gross margin	68,275,044	65,570,237

Selling, general and administrative expenses	63,398,959	62,489,402
Restructuring charges	-	(49,266)

Operating income	4,876,085	3,130,101

Other (expenses) income:
Gain on sale of assets	56,446	283,256
Interest expense	(335,562)	(458,184)
Other income	97,108	111,257

Total other (expenses) income	(182,008)	(63,671)

Income before income taxes	4,694,077	3,066,430

Provision for income taxes	1,509,274	1,292,589

Net income	$3,184,803	$1,773,841

PER SHARE OF COMMON STOCK
Basic earnings	$0.28	$0.15
Diluted earnings	$0.28	$0.15

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

		Additional			Total
	Common	Paid-in	Retained	Treasury	Stockholders'
	Stock	Capital	Earnings	Shares	Equity

Balance - May 30, 2014	$9,219,195	$6,497,954	$18,728,462	$(10,932,619)	$23,512,992

Net income - 2015	-	-	1,773,841	-	1,773,841
Cash dividends paid	-	-	(1,452,803)	-	(1,452,803)
Stock compensation earned	-	55,019	-	-	55,019
Treasury shares purchased	-	-	-	(2,204,375)	(2,204,375)

Balance - May 29, 2015	9,219,195	6,552,973	19,049,500	(13,136,994)	21,684,674

Net income - 2016	-	-	3,184,803	-	3,184,803
Cash dividends paid	-	-	(1,496,160)	-	(1,496,160)
Stock compensation earned	-	253,011	-	-	253,011

Balance - June 3, 2016	$9,219,195	$6,805,984	$20,738,143	$(13,136,994)	$23,626,328

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASHFLOWS

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$136,289,283	$131,980,056
Miscellaneous income	97,108	88,918
Cash paid to suppliers and employees for cost of goods sold	(66,550,001)	(63,720,473)
Cash paid for suppliers and employees for selling, general and administrative	(61,224,782)	(61,947,388)
Income taxes	(1,140,191)	(1,839,759)
Interest expense	(335,562)	(458,184)

Net cash provided by operating activities	7,135,855	4,103,170

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,182,854)	(2,725,450)
Proceeds from sale of property, plant and equipment	56,446	284,806

Net cash used in investing activities	(1,126,408)	(2,440,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit	(2,823,477)	294,966
Debt (repayments) proceeds	(824,435)	1,698,505
Principal payments under capital lease obligation	(30,970)	-
Purchases of treasury shares	-	(2,204,375)
Cash dividends paid	(1,496,160)	(1,452,803)

Net cash used in financing activities	(5,175,042)	(1,663,707)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	834,405	(1,181)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,159,449	1,160,630

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,993,854	$1,159,449

Supplementary Cash Flow information:

In the period ending June 3, 2016 the Company entered into capital leases totaling $239,382.

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASHFLOWS

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

	2016	2015

Net income	$3,184,803	$1,773,841
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	3,876,111	3,906,766
Deferred income taxes	(84,598)	307,643
Stock based compensation	253,011	55,019
Gain on sale of property and equipment	(56,446)	(283,256)
Change in receivables-net	418,703	255,335
Change in inventories	(492,913)	417,442
Change in prepaid expenses	74,283	(72,340)
Change in cash surrender value of insurance	191,830	(27,906)
Change in other assets - other	55,662	234,548
Change in accounts payable	(882,590)	(572,100)
Change in accrued expenses	136,950	(931,885)
Change in salary continuation plan	7,368	(105,124)
Change in income tax receivable	453,681	(854,813)

Net cash provided by operating activities	$7,135,855	$4,103,170

See Accompanying Notes to Consolidated Financial Statements

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Golden Enterprises, Inc. and subsidiary (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the snack foods industry. The following is a description of the more significant accounting policies:

Nature of the Business

The Company manufactures and distributes a full line of snack items that are sold through its own sales organization and independent distributors to commercial establishments that sell food products primarily in the southeastern United States.

Consolidation

The consolidated financial statements include the accounts of Golden Enterprises, Inc. (“Golden Enterprises”) and its wholly-owned subsidiary, Golden Flake Snack Foods, Inc., (“Golden Flake”). All significant inter-company transactions and balances have been eliminated.

Fiscal Year

The Company ends its fiscal year on the Friday closest to the last day in May. The year ended June 3, 2016 included 53 weeks and the year ended May 29, 2015 included 52 weeks.

Segment Information

The Company has identified one operating segment for management reporting purposes. The consolidated results of operations are the basis on which management evaluates operations and makes business decisions.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes sales and related costs upon delivery or shipment of products to its customers. Allowances for sales returns, stale products, promotions, and discounts are recorded as reductions of revenue in the consolidated financial statements. Costs associated with the delivery or shipment of these products are recorded gross and shown as part of selling, general and administrative expenses on the consolidated statement of income. Shipping and handling costs amounted to $3,570,571 and $3,827,583 for the fiscal years 2016 and 2015, respectively.

Revenue for products sold to our distributors is recognized when the distributor purchases the inventory from our warehouses or the products are shipped to their stockroom. Revenue for products sold to retail customers through company routes is recognized when the product is delivered to the customer. Revenue for products shipped directly to customers from our warehouses is recognized based on the shipping terms listed on the shipping documentation. Products shipped with terms FOB shipping point are recognized as revenue at the time the product leaves our warehouse. Products shipped with terms FOB destination are recognized as revenue based on the anticipated receipt date by the customer.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

We record an allowance for stales and damaged products. This allowance is estimated based on a percentage of historical sales returns and current market information. We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. Shelf space allowances are capitalized and amortized over thirty-six months and recorded as a reduction to revenue. Capitalized shelf space allowances are evaluated for impairment on an ongoing basis. Capitalized shelf space included in other assets amounted to $917,533 and $973,195 as of June 3, 2016 and May 29, 2015, respectively.

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measures and Disclosures” Topic 820 of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

See Note 13 for more information on fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivables

The Company records accounts receivable at the time revenue is recognized. Amounts for bad debt expense are recorded in selling, general and administrative expenses. The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivables. The Company records a reserve based on analysis of historical data and specific reserves for receivable balances that are considered at higher risk due to known facts regarding the customer.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out method.

Income Taxes

The Company accounts for income taxes in accordance with the FASB ASC Topic 740, Income Taxes. The Company has not recognized any liability for unrecognized tax benefits as it has no known tax positions that would subject the Company to any material income tax exposure. The federal and state tax returns for the Company for open tax years (generally three years from the date filed) are subject to examination by the applicable taxing authority.

Deferred income taxes are provided using the asset and liability method to measure tax consequences resulting from differences between financial accounting standards and applicable income tax laws. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures to acquire and install, and those for betterments and renewals, are capitalized. For financial reporting purposes, depreciation and amortization have been provided principally on the straight-line method over the estimated useful lives of the respective assets. Accelerated methods are used for tax purposes. Expenditures for maintenance and repairs are charged to operations as incurred.

Property retired or sold is removed from the asset and related accumulated depreciation accounts and any gain or loss resulting there from is reflected in the statements of operations. The following table summarizes the majority of our estimated useful lives of long-term depreciable assets:

Useful life
Buildings and building improvements	20 - 30 years
Machinery and equipment	5 - 10 years
Transportation equipment	5 - 15 years

Self-Insurance

The Company maintains reserves for the self-funded portion of employee medical insurance benefits. The Company also has stop loss coverage to limit the exposure arising from these claims. The accrual for incurred but not reported (IBNR) medical insurance claims was $361,000 and $311,000 at June 3, 2016 and May 29, 2015, respectively.

The Company is self-insured for certain casualty losses relating to automobile liability, general liability, workers’ compensation, and property losses. Automobile liability, general liability, workers’ compensation, and property losses costs are covered by letters of credit with the company’s claim administrators. As of June 3, 2016, the Company’s casualty reserve was $1,441,459 and at May 29, 2015, the casualty reserve was $1,472,182.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Due to the complexity of estimating the timing and amounts of insurance claims, the Company uses a third-party actuary to estimate the casualty insurance obligations on an annual basis. In determining the ultimate loss and reserve requirements, the Company uses various actuarial assumptions including compensation trends, health care cost trends, and discount rates. In 2016, we used a discount rate of 4%, the same rate was used in 2015, based on treasury rates over the estimated future payout period. The third-party actuary also uses historical information for claims frequency and severity in order to establish loss development factors. Large fluctuations in claims can have a significant impact on selling, general and administrative expenses.

Advertising

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses. Advertising expense amounted to $8,319,193 and $7,973,958 for the fiscal years 2016 and 2015, respectively.

Stock Options

The Company accounts for option awards based on the fair value-method using the Black-Scholes model. The following assumptions were used to determine the weighted average fair value of options granted during 2016 and 2015.

	2016	2015
Assumptions used in Black-Scholes pricing model:
Expected dividend yield	2.41%	3.20%
Risk-free interest rate	1.22%	1.40%
Weighted average expected life	5.5 years	5.6 years
Expected volatility	39%	43.3%

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. The risk free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option. We used the simplified method to calculate expected life using the vesting term of the option and the option expiration date, as we did not have sufficient exercise history at the time to calculate a reasonable estimate.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, to update its revenue recognition standard to clarify the principles for recognizing revenue and eliminate industry-specific guidance. In addition, the updated standard revises current disclosure requirements in an effort to help financial statement users better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date by one year. This revised standard will be effective for the Company for the interim and annual reporting period beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Principal versus Agent Considerations), to clarify the implementation guidance on principal versus agent considerations. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of this standard.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

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

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This accounting standard requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The standard is effective for annual reporting periods beginning after December 15, 2016, and related interim periods. Early adoption is permitted. The Company has chosen to early adopt this guidance retrospectively as indicated on the consolidated balance sheet and detailed in the accompanying Note 9. The following table summarizes the adjustments made to conform prior period classifications to the new guidance:

	May 29, 2015
Balance Sheet Line	As Filed	Reclass	As Adjusted
Current deferred income tax assets	$1,139,433	$(1,139,433)	$-
Long-term deferred income tax liabilities	$(3,856,793)	$1,139,433	$(2,717,360)
Net noncurrent deferred tax liability	$(2,717,360)	$-	$(2,717,360)

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

NOTE 3 – RECLASSIFICATIONS

Certain prior period consolidated financial statement amounts have been reclassified to be consistent with the presentation for the current period. These reclassifications had no effect on the reported results of operations.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

NOTE 4 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table summarizes the allowance for doubtful accounts for the years ended June 3, 2016 and May 29, 2015, respectively:

	2016	2015

Beginning balance	$70,000	$70,000
Additions/(Reductions) to expense	90,000	-
Deductions	-	-
Ending balance	$160,000	$70,000

NOTE 5 – PREPAID EXPENSES

At June 3, 2016 and May 29, 2015, prepaid expenses consist of the following:

	2016	2015

Truck shop supplies	$299,532	$320,622
Insurance deposit	48,548	48,548
Prepaid marketplace spending	156,609	201,373
Prepaid insurance	357,431	369,864
Prepaid taxes/licenses	108,375	113,042
Prepaid dues/supplies	20,917	22,412
Other	284,506	274,340

	$1,275,918	$1,350,201

NOTE 6 – OTHER ACCRUED EXPENSES

The following table summarizes other accrued expenses as of June 3, 2016 and May 29, 2015:

	2016	2015

Accrued salary and benefits	$2,379,266	$2,215,338
Accrued casualty losses	1,441,459	1,472,182
Accrued IBNR	361,000	311,000
Accrued other	976,511	1,022,766

Total accrued expenses	$5,158,236	$5,021,286

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

NOTE 7 - LINE OF CREDIT

The Company has a line-of-credit agreement with a local bank that permitted borrowing up to $3,000,000 at June 3, 2016 and May 29, 2015. The line-of-credit is subject to the Company’s continued credit worthiness and compliance with the terms and conditions of the loan agreement which is renewed on an annual basis. The following table summarizes the line of credit as of June 3, 2016 and May 29, 2015:

	2016	2015

Interest rate	3.50%	3.25%

Outstanding	$-	$2,823,477
Available	3,000,000	176,523

Total line of credit	$3,000,000	$3,000,000

NOTE 8 – LONG-TERM LIABILITIES

The Company has two notes payable with a local bank. The agreement on the note payable maturing March 10, 2021, contains a financial covenant for minimum tangible net worth of $16 million. The Company was in compliance with the financial covenant as of June 3, 2016. Debt outstanding as of June 3, 2016 and May 29, 2015, consisted of the following:

	2016	2015

Note payable maturing March 10, 2021 interest at 3.00%, principal and interest due monthly	$4,587,642	$4,944,233

Note payable maturing January 31, 2020 interest at 3.30%, principal and interest due monthly	1,600,640	2,068,484

Less current portion of long-term debt	(837,225)	(799,204)

Total long-term debt	$5,351,057	$6,213,513

In July 2015, a capital lease obligation of $98,586 was incurred when the Company entered into a 36-month lease for new server equipment. In March 2016, another capital lease obligation of $140,796 was incurred when the Company entered into a 60-month lease for new telephone equipment. The balance of the capital lease obligations was $208,412 as of June 3, 2016 with the current portion of $56,203.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

NOTE 9 – INCOME TAXES

At June 3, 2016 and May 29, 2015 the provision for income taxes consists of the following:

	2016	2015
Current:
Federal	$1,288,468	$797,788
State	305,404	187,158

	1,593,872	984,946

Deferred:
Federal	(68,525)	249,191
State	(16,073)	58,452

	(84,598)	307,643

Total	$1,509,274	$1,292,589

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

NOTE 9 – INCOME TAXES - CONTINUED

The effective tax rate for continuing operations differs from the expected tax using statutory rates. A reconciliation between the expected tax and actual tax follows:

	2016	2015

Tax on income at statutory rates	$1,595,986	$1,042,483
Increase resulting from:
State income taxes, less Federal income tax effect	181,584	123,525
Other - net	(268,296)	126,581

Total	$1,509,274	$1,292,589

The above difference is primarily due to a tax payment rectification. The tax effects of temporary differences that result in net noncurrent deferred tax liabilities are as follows:

	2016	2015

Net noncurrent deferred tax liability
Property and equipment	$(3,868,351)	$(3,780,271)
Prepaid expenses	(59,511)	(76,522)
Salary continuation plan	502,070	390,651
Accrued vacation	480,519	476,504
Inventory capitalization	64,399	80,430
Allowance for doubtful accounts	60,800	26,600
Other accrued expenses	187,312	165,248
Net deferred tax liability	$(2,632,762)	$(2,717,360)

The Company and its subsidiary are subject to federal income tax as well as income tax of various states. The Company is no longer subject to examination for years before 2012.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company has a trusteed “Qualified Profit-Sharing Plan” that was amended and restated effective September 1, 2010, known as the Golden Flake Snack Foods, Inc. 401(k) Retirement Savings Plan (the “Plan”). The Plan’s trustee and investment custodian is State Street Bank and Trust Company. Transamerica Retirement Solutions provides recordkeeping and general administrative services for the Plan.

The Company’s contributions to the Plan are reviewed and approved by the Board of Directors. The Company match is 25% of an employee’s eligible contributions up to 4%. Total plan contributions for the years ended June 3, 2016 and May 29, 2015 were $160,046 and $150,586, respectively.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

NOTE 10 – EMPLOYEE BENEFIT PLANS - CONTINUED

The Company has a non-qualified salary continuation plan with certain of its key officers whereby monthly benefits will be paid for a period of fifteen years following death or retirement at age 65. The Company is accruing the present value of the estimated future retirement payments at a 3.75% discount rate from the date of the agreements to the normal retirement age at which time the principal portion of the retirement benefits paid are applied to the liability previously accrued. The Plan is funded in part with life insurance on the key officers. As of June 3, 2016, the cash surrender value of the life insurance was $438,429 as compared to $630,259 as of May 29, 2015.

The change in the liability for the salary continuation plan is as follows:

	2016	2015

Accrued salary continuation plan - beginning of year	$1,028,030	$1,133,154

Benefits accrued	127,368	134,876

Benefits paid	(120,000)	(240,000)

Accrued salary continuation plan - end of year	$1,035,398	$1,028,030

NOTE 11 – LONG-TERM INCENTIVE PLANS

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

The 2014 Plan provides for, among other things, the granting of Incentive Stock Options as defined under the Internal Revenue Code. Under the Plan, grants of incentive stock options may be made to selected officers and employees, with a term not exceeding ten years from the issue date and at a price not less than the fair market value of the Company’s stock at the date of grant. On April 9, 2015, 310,000 options were granted with an exercise price of $3.84 per share, which was the fair market value of the Company’s stock at the grant date. On April 7, 2016, 30,000 options were granted with an exercise price of $5.40 per share, which was the fair market value of the Company’s stock at the grant date. During the year ended June 3, 2016, 30,000 options were forfeited. The options granted vest over a period of 1 to 2 years from the date of grant with accelerated vesting provisions if there is a change in control. Compensation expense is being recognized for the options over the vesting schedule. Total compensation expense for the year June 3, 2016 was $253,011 as compared to $55,019 for the year ended May 29, 2015. As of June 3, 2016 there was $63,570 in unrecognized compensation expense related to outstanding stock options that will be recognized during the ten-months. The unrecognized compensation expense as of May 29, 2015, was $304,581.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

NOTE 11 – LONG-TERM INCENTIVE PLANS - CONTINUED

At June 3, 2016, 310,000 options were granted and outstanding. The following is a summary of the transactions for the years ended June 3, 2016 and May 29, 2015:

		2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding - beginning of year	310,000	$3.84	-	$-
Granted	30,000	5.40	310,000	3.84
Exercised	-	-	-	-
Forfeited	(30,000)	3.84	-	-
Cancelled	-	-	-	-

Outstanding - end of year	310,000	$3.99	310,000	$3.84

750,000 shares of the Company’s stock were authorized for issuance under this Plan. 440,000 shares remain under this plan for future issuance. At June 3, 2016, 229,167 options were vested and exercisable. In April 2017, the remaining 80,833 options will be vested and exercisable. See Note 17 for additional information affecting long-term incentive plans.

NOTE 12 – NET INCOME PER SHARE

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects per share amounts that would have resulted if dilutive potential common stock equivalents had been converted to common stock, as prescribed by FASB ASC 260, “Earnings per Share”. At May 29, 2015, options on the 310,000 shares were not included in the computation of diluted earnings per share because the effect of stock options using treasury stock method was antidilutive.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

NOTE 12 – NET INCOME PER SHARE - CONTINUED

The following reconciles the information used to compute basic and diluted earnings per share for the years ended June 3, 2016 and May 29, 2015:

	2016	2015
Basic EPS:
Net income	$3,184,803	$1,773,841

Weighted average shares outstanding	11,291,757	11,552,164

Earnings per share - Basic	$0.28	$0.15

Diluted EPS:
Weighted average shares outstanding	11,307,497	11,552,164

Earnings per share - Diluted	$0.28	$0.15

NOTE 13 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The FASB ASC 825 “Financial Instruments” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The following summarizes information regarding the methods and assumptions used by the Company in estimating its fair value for financial instruments.

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

The fair value of outstanding debt, including current maturities, was approximately $6,153,000 and $6,967,000 for June 3, 2016 and May 29, 2015, respectively. The Level 2 fair value estimates were based on similar debt with the same maturities, Company credit rating and interest rates.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

NOTE 14– COMMITMENTS AND CONTINGENCIES

Rental expense was $528,434 in 2016 and $725,947 in 2015.

The Company leases certain facilities and equipment classified as operating leases. The Company has also entered into agreements with suppliers for the purchase of certain ingredients and packaging materials used in the production process. These agreements are entered into in the normal course of business and consist of agreements to purchase a certain quantity over a certain period of time. These purchase commitments range in length from three to twelve months. Future purchase commitments and operating lease obligations at June 3, 2016 were as follows:

	2017	2018	2019	2020	2021	Thereafter
Purchase commitments	$8,223,235	$-	$-	$-	$-	$-
Operating lease obligations	647,289	641,685	516,694	327,778	309,430	22,212
Debt obligations	837,225	864,402	892,464	702,484	2,891,707	-
Capital lease obligations	56,203	59,526	31,009	30,830	30,844	-
Total contractual obligations	$9,763,952	$1,565,613	$1,440,167	$1,061,092	$3,231,981	$22,212

The Company has a letter of credit in the amount of $1,925,000 outstanding at June 3, 2016 and $1,850,000 at May 29, 2015. The letter of credit supports the Company’s commercial self-insurance program. The Company pays an annual commitment fee of 0.72% to maintain the letters of credit.

The Company is subject to routine litigation and claims incidental to its business. In the opinion of management, such routine litigation and claims should not have a material adverse effect upon the Company’s consolidated financial statements taken as a whole.

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

The Company maintains deposit relationships with high credit quality financial institutions. The Company’s trade receivables result primarily from its snack food operations and reflect a broad customer base, primarily large grocery store chains located in the Southeastern United States. The Company routinely assesses the financial strength of its customers. Total sales attributed to our largest retail customer, through both Company owned and independent distributor routes, accounted for approximately 12% and 11% of our total sales attributed to all retail customers for the years ended June 3, 2016 and May 29, 2015, respectively.

GOLDEN ENTERPRISES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the Fiscal Years Ended June 3, 2016 and May 29, 2015

NOTE 16– SUPPLEMENTARY STATEMENT OF INCOME INFORMATION

The following tabulation gives certain supplementary statement of income information for the years ended June 3, 2016 and May 29, 2015:

	2016	2015
Maintenance and repairs	$7,253,211	$6,569,215
Depreciation	3,876,111	3,906,766
Payroll taxes	2,214,613	2,103,563

Amounts for other taxes, rents, and research and development costs are not presented because each of such amounts is less than 1% of total revenues.

NOTE 17– SUBSEQUENT EVENTS

In July of 2016, the Company amended the salary continuation plan for one key officer to remove the annual consumer price index adjustment factor effective as of the inception of the agreement. See Note 10 for further information about the salary continuation plan.

Golden Enterprises, Inc. and Utz Quality Foods, Inc. of Hanover, PA (“Utz”) announced that they entered into a definitive merger agreement (“Merger Agreement”) on July 18, 2016, pursuant to which Utz will acquire the Company and Company stockholders will receive $12.00 per share in cash.

On July 20, 2016, Golden Enterprises, Inc. executed Retention Bonus Agreements with Mark W. McCutcheon, Chief Executive Officer, Paul R. Bates, Executive Vice President, David A. Jones, Executive Vice President and Patty R. Townsend, Chief Financial Officer (the “Key Employees” or singularly, “Key Employee”). Upon the terms and subject to the conditions set forth in the Retention Bonus Agreements, Key Employees are paid to remain in the employment of the Company or its wholly-owned subsidiary, after the Company merges with a wholly-owned subsidiary of Utz. Payment of the retention bonus is contingent on satisfaction of certain conditions and will be made at the end of the “Retention Period” which is one year after the Merger. The amount of payment is 75% of their base salary as of July 18, 2016.

Pursuant to the Merger Agreement, the Company agreed to terminate each incentive stock option (“Stock Option”) outstanding prior to the effective time of the Merger (the “Option Cancellation Agreement”). The Option Cancellation Agreement will provide that each holder of a Stock Option shall be entitled to receive, in consideration of the cancellation of such options held by such Stock Option Holder, subject to the consummation of the Merger, a cash payment per share equal to the product of (x) the aggregate number of shares of Company Common Stock subject to such Company Stock Option, whether or not the Stock Option is currently exercisable, multiplied by (y) the excess, if any, of the Merger Consideration, as defined in the Merger Agreement, over the per share exercise price of the Company Stock Options, less any taxes required to be withheld in accordance with the Merger Agreement.

Also, Golden Enterprises entered into Option Cancellation Agreements with each of the Key Employees. As a result of entering into the Option Cancellation Agreements, at the time of the Merger each Key Employee will be entitled to receive the amount determined by the formula set forth above. The Company will recognize the remaining incentive compensation expense at the time of the Merger. See Note 11 for further information about the incentive plan.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our company’s management, under the supervision of and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 3, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 3, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of June 3, 2016. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013).

Based on management’s assessment, it concluded that, as of June 3, 2016, the company’s internal control over financial reporting was effective based on those criteria set forth.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal controls over financial reporting occurred during the fiscal quarter ended June 3, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. – DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of information as follows and as set forth under the caption Executive Officers of the Registrant and Its Subsidiary which appears in Part I of this Form 10-K on Page 7, the information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Additional Information Concerning the Board of Directors,” “Executive Compensation and Other Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Ethics,” and “Corporate Governance” of the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be held September 22, 2016.

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

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” of the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be held September 22, 2016. See Item 5 of this Annual Report on Form 10-K for information concerning the Company’s equity compensation plans.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be held September 22, 2016.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled “Certain Related Party Transactions” and “Director Independence” of the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be held September 22, 2016.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Independent Accountants” of the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be held September 22, 2016.

Prior to September 30, 2016, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

PART IV

ITEM 15. - EXHIBITS AND FINANCIAL STATEMENT

SCHEDULES

(a) 1. LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Golden Enterprises, Inc., and subsidiary required to be included in Item 8 are listed below:

Consolidated Balance Sheets – June 3, 2016 and May 29, 2015

Consolidated Statements of Income- Years ended June 3, 2016 and May 29, 2015

Consolidated Statements of Changes in Stockholders’ Equity- Years ended June 3, 2016 and May 29, 2015

Consolidated Statements of Cash Flows- Years ended June 3, 2016 and May 29, 2015

Notes to Consolidated Financial Statements

(a) 2. LIST OF FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

(a) 3.	Exhibits

(2)	Plan of Acquisition

2.1	Agreement and Plan of Merger, dated as of July 18, 2016, by and among Golden Enterprises, Inc., Utz Quality Foods Inc. and Westminster Sub, Inc.(incorporated by reference to Exhibit 2.1 Golden Enterprises, Inc. July 19, 2016 Form 8-K filed with the Commission).

(3)	Articles of Incorporation and By-laws of Golden Enterprises, Inc.

3.1	Certificate of Incorporation of Golden Enterprises, Inc. (originally known as “Golden Flake, Inc.”) dated December 11, 1967 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission and Exhibit 3.1 Golden Enterprises, Inc. July 19, 2016 Form 8-K filed with the Commission).

3.2	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated December 22, 1976 (incorporated by reference to Exhibit 3.2 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

3.3	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 2, 1978 (incorporated by reference to Exhibit 3 to Golden Enterprises, Inc. May 31, 1979 Form 10-K filed with the Commission).

3.4	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 4, 1979 (incorporated by reference to Exhibit 3 to Golden Enterprises, Inc. May 31, 1980 Form 10-K filed with the Commission).

3.5	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 24, 1982 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 1983 Form 10-K filed with the Commission).

3.6	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 22, 1983 (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1983 filed with the Commission).

3.7	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 3, 1985 (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1985 filed with the Commission).

3.8	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 23, 1987 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 1988 Form 10-K filed with the Commission).

3.9	By-Laws of Golden Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Golden Enterprises, Inc. May 31, 1988 Form 10-K filed with the Commission).

3.10	Amendment to Bylaws of Golden Enterprises Inc. dated July 18, 2016 (incorporated by reference to Exhibit 3.1 Golden Enterprises, Inc. July 19, 2016 Form 8-K filed with the Commission).

(10)	Material Contracts

10.1	A Form of Indemnity Agreement executed by and between Golden Enterprises, Inc. and Each of Its Directors (incorporated by reference as Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1987 filed with the Commission).

10.2	Amended and Restated Salary Continuation Plans for John S. Stein (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. May 31, 1990 Form 10-K filed with the Commission).

10.3	Indemnity Agreement executed by and between the Company and J. Wallace Nall, Jr. (incorporated by reference as Exhibit 19.4 to Golden Enterprises, Inc. May 31, 1991 Form 10-K filed with the Commission).

10.4	Salary Continuation Plans - Retirement, Disability and Death Benefits for F. Wayne Pate (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).

10.5	Indemnity Agreement executed by and between the Registrant and F. Wayne Pate (incorporated by reference as Exhibit 19.3 to Golden Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).

10.9	Amendment to Salary Continuation Plans, Retirement and Disability for F. Wayne Pate dated April 9, 2002 (incorporated by reference to Exhibit 10.2 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.10	Amendment to Salary Continuation Plans, Retirement and Disability for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.3 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.11	Amendment to Salary Continuation Plan, Death Benefits for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.4 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.12	Retirement and Consulting Agreement for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.5 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.13	Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.6 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.14	Trust Under Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.7 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.20	Amendment to Salary Continuation Plan for Mark W. McCutcheon dated December 30, 2008 (incorporated by reference to Exhibit 10.20 Golden Enterprises, Inc. February 27, 2009 Form 10-Q filed with the Commission).

10.24	A Form of Indemnity Agreement to be executed by and between Golden Enterprises, Inc. and the following directors: Mark W. McCutcheon, Joann F. Bashinsky, John S. Stein, III, William B. Morton, Jr., Paul R. Bates and David A. Jones (incorporated by reference to Exhibit 10.24 to Golden Enterprises, Inc. January 13, 2011 Form 10-Q filed with the Commission).

10.27	Retention Bonus Agreement for Mark W. McCutcheon (incorporated by reference to Exhibit 10.27 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.28	Retention Bonus Agreement for Paul Randall Bates (incorporated by reference to Exhibit 10.28 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.29	Retention Bonus Agreement for David A. Jones (incorporated by reference to Exhibit 10.29 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.30	Retention Bonus Agreement for Patty R. Townsend (incorporated by reference to Exhibit 10.30 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.31	Option Cancellation Agreement for Mark W. McCutcheon (incorporated by reference to Exhibit 10.31 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.32	Option Cancellation Agreement for Paul Randall Bates (incorporated by reference to Exhibit 10.32 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.33	Option Cancellation Agreement for David A. Jones (incorporated by reference to Exhibit 10.33 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.34	Option Cancellation Agreement for Patty R. Townsend (incorporated by reference to Exhibit 10.34 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

14.1	Golden Enterprises, Inc.’s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

(18)	Letter Re: Change in Accounting Principles

18.1	Letter from the Registrant’s Independent Accountant dated August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 3, 2005 (incorporated by reference to Exhibit 18.1 to Golden Enterprises, Inc.’s June 3, 2005 Form 10-K filed with the Commission)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission)

23.1	Consent of Carr, Riggs & Ingram, LLC.

23.2	Consent of Dudley, Hopton-Jones, Sims & Freeman, PLLP.

(31)	Certifications

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99.1	A copy of excerpts of the Last Will and Testament and Codicils thereto of Sloan Y. Bashinsky, Sr. and of the SYB Common Stock Trust created by Sloan Y. Bashinsky, Sr. providing for the creation of a Voting Committee to vote the shares of common stock of Golden Enterprises, Inc. held by SYB, Inc. and the Estate/Testamentary Trust of Sloan Y. Bashinsky, Sr. (incorporated by reference to Exhibit 99.1 to Golden Enterprises, Inc.’s June 3, 2005 Form 10-K filed with the Commission).

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ENTERPRISES, INC.

By	/s/Patty Townsend	August 4, 2016
Patty Townsend		Date
Vice President, Secretary and Principal Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Mark W. McCutcheon	Chairman of the Board, Chief	August 4, 2016
Mark W. McCutcheon	Executive Officer, and President

/s/Patty Townsend	Vice President, Secretary and	August 4, 2016
Patty Townsend	Principal Financial Officer

/s/F. Wayne Pate	Director	August 4, 2016
F. Wayne Pate

/s/Edward R. Pascoe	Director	August 4, 2016
Edward R. Pascoe

/s/John P. McKleroy, Jr.	Director	August 4, 2016
John P. McKleroy, Jr.

/s/John S.P. Samford	Director	August 4, 2016
John S.P. Samford

/s/J. Wallace Nall, Jr.	Director	August 4, 2016
J. Wallace Nall, Jr.

/s/Joann F. Bashinsky	Director	August 4, 2016
Joann F. Bashinsky

/s/Paul R. Bates	Executive Vice-President	August 4, 2016
Paul R. Bates	and Director

/s/David A. Jones	Executive Vice-President	August 4, 2016
David A. Jones	and Director

/s/William B. Morton, Jr.	Director	August 4, 2016
William B. Morton, Jr.

/s/John S. Stein III	Director	August 4, 2016
John S. Stein III

This page is intentionally left blank

INDEX TO EXHIBITS

Page

2.1	Agreement and Plan of Merger, dated as of July 18, 2016, by and among Golden Enterprises, Inc., Utz Quality Foods Inc. and Westminster Sub, Inc.(incorporated by reference to Exhibit 2.1 Golden Enterprises, Inc. July 19, 2016 Form 8-K filed with the Commission).

3.1	Certificate of Incorporation of Golden Enterprises, Inc. (originally known as “Golden Flake, Inc.”) dated December 11, 1967 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission and Exhibit 3.1 Golden Enterprises, Inc. July 19, 2016 Form 8-K filed with the Commission).

3.2	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated December 22, 1976 (incorporated by reference to Exhibit 3.2 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

3.3	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 2, 1978 (incorporated by reference to Exhibit 3 to Golden Enterprises, Inc. May 31, 1979 Form 10-K filed with the Commission).

3.4	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 4, 1979 (incorporated by reference to Exhibit 3 to Golden Enterprises, Inc. May 31, 1980 Form 10-K filed with the Commission).

3.5	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 24, 1982 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 1983 Form 10-K filed with the Commission).

3.6	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 22, 1983 (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1983 filed with the Commission).

3.7	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 3, 1985 (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1985 filed with the Commission).

3.8	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 23, 1987 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 1988 Form 10-K filed with the Commission).

3.9	By-Laws of Golden Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Golden Enterprises, Inc. May 31, 1988 Form 10-K filed with the Commission).

3.10	Amendment to Bylaws of Golden Enterprises Inc. dated July 18, 2016 (incorporated by reference to Exhibit 3.1 Golden Enterprises, Inc. July 19, 2016 Form 8-K filed with the Commission).

(10)	Material Contracts

10.1	A Form of Indemnity Agreement executed by and between Golden Enterprises, Inc. and Each of Its Directors (incorporated by reference as Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1987 filed with the Commission).

10.2	Amended and Restated Salary Continuation Plans for John S. Stein (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. May 31, 1990 Form 10-K filed with the Commission).

10.3	Indemnity Agreement executed by and between the Company and J. Wallace Nall, Jr. (incorporated by reference as Exhibit 19.4 to Golden Enterprises, Inc. May 31, 1991 Form 10-K filed with the Commission).

10.4	Salary Continuation Plans - Retirement, Disability and Death Benefits for F. Wayne Pate (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).

10.5	Indemnity Agreement executed by and between the Registrant and F. Wayne Pate (incorporated by reference as Exhibit 19.3 to Golden Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).

10.9	Amendment to Salary Continuation Plans, Retirement and Disability for F. Wayne Pate dated April 9, 2002 (incorporated by reference to Exhibit 10.2 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.10	Amendment to Salary Continuation Plans, Retirement and Disability for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.3 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.11	Amendment to Salary Continuation Plan, Death Benefits for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.4 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.12	Retirement and Consulting Agreement for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.5 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.13	Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.6 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.14	Trust Under Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.7 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.20	Amendment to Salary Continuation Plan for Mark W. McCutcheon dated December 30, 2008 (incorporated by reference to Exhibit 10.20 Golden Enterprises, Inc. February 27, 2009 Form 10-Q filed with the Commission).

10.24	A Form of Indemnity Agreement to be executed by and between Golden Enterprises, Inc. and the following directors: Mark W. McCutcheon, Joann F. Bashinsky, John S. Stein, III, William B. Morton, Jr., Paul R. Bates and David A. Jones (incorporated by reference to Exhibit 10.24 to Golden Enterprises, Inc. January 13, 2011 Form 10-Q filed with the Commission)

10.27	Retention Bonus Agreement for Mark W. McCutcheon (incorporated by reference to Exhibit 10.27 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.28	Retention Bonus Agreement for Paul Randall Bates (incorporated by reference to Exhibit 10.28 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.29	Retention Bonus Agreement for David A. Jones (incorporated by reference to Exhibit 10.29 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.30	Retention Bonus Agreement for Patty R. Townsend (incorporated by reference to Exhibit 10.27 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.31	Option Cancellation Agreement for Mark W. McCutcheon (incorporated by reference to Exhibit 10.31 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.32	Option Cancellation Agreement for Paul Randall Bates (incorporated by reference to Exhibit 10.32 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.33	Option Cancellation Agreement for David A. Jones (incorporated by reference to Exhibit 10.33 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.34	Option Cancellation Agreement for Patty R. Townsend (incorporated by reference to Exhibit 10.34 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

14.1	Golden Enterprises, Inc.’s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

(18)	Letter Re: Change in Accounting Principles

18.1	Letter from the Registrant’s Independent Accountant dated August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 3, 2005 (incorporated by reference to Exhibit 18.1 to Golden Enterprises, Inc.’s June 3, 2005 Form 10-K filed with the Commission).

21	Subsidiaries of the Registrant ( incorporated by reference to Exhibit 21 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission)

23.1	Consent of Carr, Riggs & Ingram, LLC.

23.2	Consent of Dudley, Hopton-Jones, Sims & Freeman, PLLP.

(31)	Certifications

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99.1	A copy of excerpts of the Last Will and Testament and Codicils thereto of Sloan Y. Bashinsky, Sr. and of the SYB Common Stock Trust created by Sloan Y. Bashinsky, Sr. providing for the creation of a Voting Committee to vote the shares of common stock of Golden Enterprises, Inc. held by SYB, Inc. and the Estate/Testamentary Trust of Sloan Y. Bashinsky, Sr. (incorporated by reference to Exhibit 99.1 to Golden Enterprises, Inc.’s June 3, 2005 Form 10-K filed with the Commission).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document