Form 10-K/A
period 2016-06-03
GOLDEN ENTERPRISES INC
filed 2016-08-18
CIK 42228

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

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT –2016

GOLDEN ENTERPRISES, INC.

EXPLANATORY NOTE

Golden Enterprises, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend our Annual Report on Form 10-K for the year ended June 3, 2016, originally filed with the Securities and Exchange Commission on August 4, 2016 (the “Original Filing”). This Amendment is to include information that was marked in the Original Filing as “incorporated by reference” to certain sections of the Golden Enterprises Proxy Statement for the 2016 Annual Meeting of Stockholders, Inc. Golden Enterprises, Inc. entered into a merger agreement with Utz Quality Foods, Inc. and Westminster Sub Inc. (a wholly owned subsidiary of Utz Quality Foods, Inc. on July 18, 2016 as disclosed by Form 8-K filed with the Securities and Exchange Commission on July 19, 2016. Due to such merger agreement, Golden Enterprises, Inc. has postponed its annual stockholders meeting and, if the merger occurs, will not have the annual stockholders meeting. Thus, Golden Enterprises, Inc. will not prepare a Proxy Statement at this time and information to be incorporated by reference from the Proxy Statement must be included in this Form 10-K/A.

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

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES

Golden Enterprises, Inc. and Subsidiary

Market and Dividend Information

The Company’s common stock is traded on the NASDAQ Global Market under the symbol GLDC. The following tabulation sets forth the high and low sale prices at the end of the day for the common stock during each quarter of the fiscal years ended June 3, 2016 and May 29, 2015 and the amount of dividends paid per share in each quarter. Our Board of Directors (sometimes referred to herein as “Board”) will consider the amount of future cash dividends on a quarterly basis.

	Market Price
			Dividend
Quarter Year Ended 2016	High Price	Low Price	Paid Per share
First quarter (13 weeks ended August 28, 2015)	$4.44	$3.92	$.0313
Second quarter (13 weeks ended November 27, 2015)	4.95	3.86	.0338
Third quarter (14 weeks ended March 4, 2016)	4.91	4.21	.0338
Fourth quarter (13 weeks ended June 3, 2016)	5.83	4.40	.0338

			Dividend
Quarter Year Ended 2015	High Price	Low Price	Paid Per share
First quarter (13 weeks ended August 29, 2014)	$4.84	$3.86	$.0313
Second quarter (13 weeks ended November 28, 2014)	4.85	3.85	.0313
Third quarter (13 weeks ended February 27, 2015)	4.48	3.20	.0313
Fourth quarter (13 weeks ended May 29, 2015)	4.20	3.66	.0313

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

The Company has two separate notes with a local bank that have been used to finance the purchase of manufacturing and computer equipment and to purchase shares of treasury stock. The equipment loan carries an interest rate of 3.00% and had a balance of $4,587,642 and $4,944,233 at June 3, 2016 and May 29, 2015, respectively. The treasury loan carries an interest rate of 3.30% and had a balance of $1,600,640 and $2,068,484 at June 3, 2016 and May 29, 2015, respectively. The Company has been able to make some additional payments towards these notes due to the improved cash flows during the past year. While it is not reasonable to expect these additional payments in the future, the Company expects to pay down these notes as quickly as cash flows allow.

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

	May 29, 2015
	As Filed	Reclass	As Adjusted
Balance Sheet Line
Current deferred income tax assets	$1,139,433	$(1,139,433)	$-
Long-term deferred income tax liabilities	$(3,856,793)	$1,139,433	$(2,717,360)
Net noncurrent deferred tax liability	$(2,717,360)	$-	$(2,717,360)

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

ITEM 9B. – OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. – DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table shows the names of the persons currently serving as directors (“Director” or “Directors”), their respective ages as of July 25, 2016, the Director’s principal occupation, business experience, other directorships held by such Directors, qualifications and skills and the period during which such persons have served as directors of the Company.

	Principal Occupation
	Business Experiences	Director
Name and Age	and Other Directorships	Since

Joann F. Bashinsky, 84	Mrs. Bashinsky is Chairman and CEO of SYB, Inc., an investment holding company, which is a principal owner of the Company. Mrs. Bashinsky served as Vice President of SYB, Inc. from 1981 until August 8, 2005, at which time she was elected Chairman and CEO. Mrs. Bashinsky also serves as Chairman and CEO of Bashinsky Foundation, Inc., a private charitable foundation.	1996

The Company benefits from Mrs. Bashinsky's knowledge of and long service to the Company, her service as a Director of Golden Flake Snack Foods, Inc. (“Golden Flake”), a wholly-owned subsidiary of the Company, along with the important knowledge she possesses of the Company's operations and history.

Paul R. Bates, 62

Mr. Bates has served as Executive Vice President of Sales and Marketing for Golden Flake since 1998. He joined Golden Flake in 1979 as a route salesperson in Birmingham. He has also been a Divisional Manager in New Orleans, Region Manager in Nashville, Sales Manager, and Vice President of Sales for Golden Flake.

Mr. Bates' long and extensive history with the Company from route salesman to Executive Vice President of Sales and Marketing and Director of Golden Flake, along with his extensive knowledge of sales and marketing in the snack foods industry is of substantial value and benefit to the Company.

2010

David A. Jones, 64

Mr. Jones has served as Executive Vice President of Operations for Golden Flake since 2002. He joined Golden Flake in 1984 as a Department Manager of Corn and Tortilla Chips. He has previously been the plant manager of the Golden Flake Nashville manufacturing facility, plant manager of the Birmingham facility, and Vice President of Manufacturing for Golden Flake.

Mr. Jones has an extensive history with the Company and the manufacturing of the Company's snack foods. Mr. Jones also serves as a Director of Golden Flake. His knowledge of snack food manufacturing requirements/processes and the Company's operations is a great benefit to the Company.

2010

Mark W. McCutcheon, 61

Mr. McCutcheon is Chairman of the Board, Chief Executive Officer, and President of the Company and President of Golden Flake. He has served as President and Chief Executive Officer of the Company since April 4, 2001 and as President of Golden Flake since November 1, 1998. Mr. McCutcheon was elected Chairman of the Board on July 22, 2010. He has been employed by Golden Flake since 1980.

The Company benefits from Mr. McCutcheon's experience with the Company as its President and CEO, President of Golden Flake and his extensive experience in the snack foods industry, along with Mr. McCutcheon's positive management style and operation of the Company.

1999

John P. McKleroy, Jr., 72	Mr. McKleroy is an attorney and member of Spain & Gillon, L.L.C., and general counsel for the Company. He has practiced law with Spain & Gillon, L.L.C. (and its predecessors) since 1968. Mr. McKleroy is also Vice President, Secretary and a Director of SYB, Inc. and Bashinsky Foundation, Inc. The Company benefits from Mr. McKleroy’s experience as an attorney, his long-term representation and knowledge of the Company and Golden Flake and his long service to the Company as a Director and as general counsel.	1976

William B. Morton, Jr., 52

Mr. Morton is CEO and President (since 2002) of Robins & Morton, a general contracting company based in Birmingham, Alabama with significant capabilities in the latest construction technology and project management techniques. He has been with Robins & Morton since 1988. Mr. Morton has worked as a Field Engineer, Assistant Superintendent and Project Manager on construction projects throughout the country. Mr. Morton also worked in various management positions in Robins & Morton's home office prior to being named its President and assuming day-to-day leadership.

Mr. Morton has a business background working in a number of different management positions. His financial knowledge and the experience and insight he brings to the Company as the CEO and President of a company that operates throughout the United States is a benefit to the Company. Mr. Morton is also a director of Oakworth Capital Bank, a privately held financial institution headquartered in Birmingham, Alabama.

		2010

J. Wallace Nall, Jr., 76	Mr. Nall is President of Nall Development Corporation and a General Partner of Nall Partnership, Ltd. He has held these positions since 1981. Nall Development Corporation is an investment holding company and Nall Partnership, Ltd. is a real estate investment and development company. The Company benefits from Mr. Nall's real estate investment and financial experience, along with Mr. Nall's knowledge of the history of the Company, his long service as a Company Director and Chairperson of the Compensation Committee.	1991

Edward R. Pascoe, 79	Mr. Pascoe is retired Chairman of the Board of Steel City Bolt & Screw, Inc. (formerly Coosa Acquisition, Inc.) which, in 1995, acquired the bolt and special fastener business owned by the Company. He served as President of Steel City Bolt & Screw, Inc. and Nall & Associates, Inc., which were wholly-owned subsidiaries of the Company, from 1972 and 1973, respectively, until 1995.	1971

	Mr. Pascoe has significant experience as a Director of the Company and Golden Flake and the Company benefits from this experience, his experience as President of former subsidiaries of the Company and Mr. Pascoe's service on the Audit Committee for twelve years.

F. Wayne Pate, 81	Mr. Pate retired as President of the Company on May 31, 2000. He served as President of the Company from November 1, 1998 until retirement. He also served as President of Golden Flake from September 20, 1991, to November 1, 1998. Mr. Pate's knowledge of the Company which he acquired as past President of the Company and Golden Flake, his over forty years of service as an employee and/or Director of Golden Flake Snack Foods, Inc. and his overall knowledge of the snack food industry are of a great benefit to the Company.	1992

John S. P. Samford, 66	Mr. Samford is President and sole owner of Samford Capital Corporation, an investment holding company which he formed in 1989. He also is the vice president and secretary and member of the Board of Directors of the Ford Plantation Club, a private residential and sporting development near Savannah, Georgia. Mr. Samford's qualifications and skills include his knowledge and experience with investments, his knowledge and ability to review financial information of public companies, his long service to the Company as a Director and his service on the Audit Committee since 1989.	1984

John S. Stein III, 51

Mr. Stein is a co-founder and principal (since 2001) of Fidelis Capital, an SEC registered investment advisor based in Birmingham, Alabama. From 2001 to 2009, Mr. Stein served as CEO of IntraMicron, Inc., a technology research, development and deployment company, and continues to serve as Chairman of the Board. Mr. Stein is also Chairman of the Board of Raycom Media, Inc. (television broadcasting) and a board member of SiO2 Medical Products, Inc. (a company developing novel parenteral containers for the pharmaceutical industries). From 2009 to 2011, Mr. Stein served as Chairman and CEO of National Alabama Corporation, a company organized to manufacture railcars in northwest Alabama.

Mr. Stein has an extensive business and financial background, along with experience in the investment banking industry, expertise and insight as a CEO and director of other companies, current directorship experience and his knowledge of the Company.

		2010

The Directors are named above comprise the entire membership of the Board, each to hold office until the next Annual Meeting of Stockholders, or until a successor has been elected and qualified or any earlier resignation or removal. All Directors currently serving on the Board have been nominated to and consented to continue to serve on the Board if elected at the next Annual Meeting of stockholders, if one is ever held.

The Board has established certain attributes that it seeks in identifying candidates/nominees for Director. In particular, the Board desires individuals who have very high integrity, business and financial experience and deep, genuine interests in the Company. In considering candidates for Director, the Board considers the entirety of each candidate's credentials in the context of these attributes. In the judgment of the Company's Board as a whole, each of the Directors possess such attributes.

Board of Directors, Duties and Committees

Directors are expected to devote sufficient time to carrying out their duties and responsibilities effectively. The Board of Directors meets regularly four times each fiscal year to review matters affecting the Company and to act on matters requiring the Board’s approval. It also holds special meetings whenever circumstances require and may act by unanimous written consent without a meeting.

Mark W. McCutcheon serves as the Chairman of the Board. The Board of Directors met five times during the fiscal year ended June 3, 2016, four of which were regularly scheduled meetings with one special meeting. In the last fiscal year, the Independent Directors met twice in executive sessions. All Directors attended 100% of the meetings of the Board and with the exception of one Director, the meetings of the committees on which they served during the fiscal year ended June 3, 2016. One director missed one of the eight Special Committee meetings. The Board has a policy expecting Director attendance at all Board and committee meetings and the Company’s annual meeting of stockholders.

The Company’s Board has established an Audit Committee, Compensation Committee, Stock Option Committee and Special Committee. The Charter for the Audit Committee is available from the Company is posted on the Company’s website at www.goldenflake.com and is attached as Schedule 1. The Compensation Committee has no Charter, but its duties and responsibilities are set forth in corporate minutes adopted by the Board. The Stock Option Committee has no charter, but its duties and responsibilities are set forth in the 2014 Plan. The Special Committee has no charter, but its duties and responsibilities are set forth in corporate minutes adopted by the Board. In addition, the Board may from time to time establish special purpose committees. There was one special purpose committee (the Special Committee) existing in the last fiscal year.

Board Leadership Structure and Risk Oversight

The business and affairs of the Company are managed under the direction of the Board of Directors. The Board of Directors is led by the Chairman of the Board. This role is currently occupied by Mark W. McCutcheon, who also serves as Chief Executive Officer. The Board of Directors has determined that having Mr. McCutcheon serve as both the Chief Executive Officer and the Chairman of the Board is in the best interest of the Company and its stockholders. The Board believes that this combination is appropriate because, in its opinion, the overseeing of Board functions is integrally related to the Chief Executive Officer's responsibility of day-to-day management of a Company this size and, that due to Mr. McCutcheon's abilities, he is also the best person to handle both duties. The Board of Directors does not however have a formal policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board of Directors believes it is in the best interests of the Company to make the determination regarding how to fulfill these functions based on the position and direction of the Company and the qualifications of the CEO and Board members. A lead independent director has not been designated because the Board does not believe it is warranted for a company of our size and complexity.

The Board of Directors as a whole establishes the Company’s overall policies and standards, reviews the performance of management and considers overall risk regarding operations and goals and how those risks are being managed. The Board believes that effective risk management and control processes are critical to the Company's ability to manage the challenges that the Company faces. Management is responsible for implementing the Company's risk assessment and management functions and for reporting to the Board on its processes and assessments with respect to the management of risk. The Board, in turn, is responsible for overseeing management's risk functions. The Audit Committee monitors the processes by which management assesses and manages risk. Management meets with, or provides reports to, the Company's Audit Committee at least once per quarter to review the Company's risk profile and other risk topics. In addition, the Chief Financial Officer meets at least quarterly with the Audit Committee and the full Board to discuss the Company's financial risk, results and financial forecasts. The Compensation Committee and the Board as a whole assess the risks that the Company's overall compensation goals and objectives, as well as any compensation or other programs that are reasonably likely to create a material risk to the Company.

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

CORPORATE GOVERNANCE

Controlled Company

The Company is deemed a "Controlled Company" within the meaning of Listing Rule 5615 of the Corporate Governance Standards of the NASDAQ Stock Market, Inc. ("NASDAQ") on which the Company's shares are traded because 55.9% of the Company's stock is owned (directly or indirectly) and/or voted by the control group (as hereinafter described in "Voting Control"). Controlled companies are exempt from a number of NASDAQ corporate governance standards, including the requirement to have a majority of independent directors and the requirement to have director nominees selected by a nominating committee comprised of independent directors. Controlled companies are also exempt from the requirement to have the compensation of the company's officers determined by a compensation committee comprised of a majority of independent directors.

Corporate Governance Documents

Certain documents relating to corporate governance matters are available on the Company website at www.goldenflake.com. These corporate governance documents include, among others, the following:

•	Charter for the Audit Committee of the Board;
•	Code of Business Conduct and Ethics;
•	Complaint Procedures for Accounting and Accounting Matters; and
•	Disclosure Controls and Procedures.

Stockholders may also obtain a copy of these documents free of charge by contacting Patty Townsend, Chief Financial Officer, by email at ptownsend@goldenflake.com or by telephone at (205) 323-6161.

The Charter for the Audit Committee is attached hereto as Schedule 1.

Committees of the Board of Directors

The Board of Directors has a Compensation Committee, Stock Option Committee, an Audit Committee and a Special Committee. The Board of Directors, as a Controlled Company, is not required to and has no standing Nominating Committee.

The Compensation Committee reviews the performance of the Executive Officers of the Company and the top executive officer of Golden Flake and recommends to the Board of Directors of the Company the appropriate compensation level and compensation and benefit programs of such officers. The Board as a whole sets officer compensation. The Compensation Committee consists of John S.P. Samford, J. Wallace Nall, Jr., Joann F. Bashinsky and F. Wayne Pate. The Compensation Committee met once during fiscal year 2016. Since the Company qualifies under NASDAQ Listing/Corporate Governance Rules as a Controlled Company, the Compensation Committee is not required to meet the independence requirements of the listing standards of NASDAQ and the non-employee director definition of Rule 16b-3 promulgated under Section 16 of the Exchange Act.

The Stock Option Committee administers the 2014 Long Term Incentive Plan (the “2014 Plan”) and grants officers and key employees awards under the 2014 Plan. The Stock Option Committee consists of Joann F. Bashinsky, J. Wallace Nall, John S.P. Samford and F. Wayne Pate. The Stock Option Committee met once during fiscal year 2016. Since the Company qualifies under NASDAQ Listing/Corporate Governance Rules as a Controlled Company, the Stock Option Committee is not required to meet the independence requirements of the listing standards of NASDAQ and the non-employee director definition of Rule 16b-3 promulgated under Section 16 of the Exchange Act.

The Audit Committee reviews the results of the annual audit and quarterly financial statements, selects and engages the independent accountants, assesses the adequacy of the Company’s procedures in connection with financial controls and receives and considers the independent accountants’ comments as to internal controls. The Audit Committee met separately as a committee four times during fiscal year 2016. The Audit Committee meets with management to review each of the Company’s quarterly and annual financial statements filed on Form 10-Q and Form 10-K, prior to the filing of those reports with the SEC. The Audit Committee’s functions include the engagement of the Company’s independent registered public accounting firm, review of the results of the audit engagement and the Company’s financial results, review of the Company’s financial statements by the independent registered public accounting firm and their opinion thereon, review of auditors’ independence, review of the effectiveness of the Company’s internal controls and similar functions and approval of all auditing and non-auditing service performed by the independent registered public accounting firm for the Company. The Audit Committee acts pursuant to a written charter, which is reviewed annually by the Board of Directors.

John S.P. Samford, Chairman, Edward R. Pascoe, William B. Morton, Jr. and John S. Stein, III constitute the Audit Committee of the Board of Directors. The Board of Directors has determined that all of the members of this committee qualify as independent directors under the current Listing Rules and requirements of NASDAQ and the SEC. The Board of Directors has further determined that all of the members of this committee qualify as an “audit committee financial expert” under the rules and regulations of the SEC. The Audit Committee met four times during fiscal year 2016. See “REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS”.

On November 17, 2015, the Board of Directors established a special committee of the Board (the “Special Committee”) to review, evaluate, negotiate and make recommendations to the Board concerning possible transactions concerning the strategic business relations with or acquisition of the Company by third party entities. The Special Committee consists of John S.P. Samford, Edward R. Pascoe, William B. Morton, Jr. and John S. Stein, III, all of the Board’s Independent Directors. The Special Committee met eight times during the 2016 fiscal year.

Meetings of the Board of Directors and Committees

During the fiscal year ended June 3, 2016, there were four regular meetings and one special meeting of the Board of Directors. The Compensation Committee met once, the Stock Option Committee met once, the Audit Committee met four times and the Special Committee met eight times during the fiscal year 2016. All Directors attended all of the meetings of the Board and the Committees on which they served except for one Board member who missed one Special Committee meeting. All Directors attended at least 90% of the meetings of the Board of Directors and the Committees.

Board Member Attendance at Annual Meetings

It is the policy of Golden Enterprises that each member of the Board shall make a reasonable effort to attend all meetings of the Board, applicable committee meetings and the Company’s annual meeting of shareholders. All Directors attended the Annual Stockholders Meeting held last year.

Nomination of Directors

During the fiscal year ended June 3, 2016, the Company did not have a standing nominating committee. The NASDAQ rules do not require the Company to have a nominating committee since the Company was a “Controlled Company” pursuant to NASDAQ Listing Rule 5615.

The Board believes that it is not necessary to have a separate nominating committee in view of the size of the Company, and the fact that the Company is a “Controlled Company”. Nominees for election as a director are determined by the entire Board. The Company believes that the Board is able to fully consider and select appropriate nominees for election to the Board without delegating that responsibility to a committee or adopting formal procedures. Candidates have traditionally been recommended to the Board by one or more of the other Directors, and there is no formal process for identifying or evaluating new Director nominees. Candidates recommended by shareholders will be evaluated in the same manner as candidates recommended by Directors. In nominating Directors, the Board will consider all relevant qualifications, as well as the needs of the Company and compliance with NASDAQ listing standards and SEC rules.

The Company entered into an agreement dated October 30, 2015 in which it agreed with White Winston Select Asset Fund GF-14, LLC that upon White Winston obtaining 8% ownership of the issued and outstanding stock of the Company the Board of Directors would be increased by one member and, subject to conditions of the agreement, White Winston would nominate such director. White Winston, as of July 25, 2016, owned less than 1% of the Company’s issued and outstanding stock.

A shareholder who would like to recommend a candidate for Director should send a letter to Golden Enterprises, Inc., attention of the Secretary, at One Golden Flake Drive, Birmingham, Alabama 35205. The mailing envelope must contain a clear notation indicating that the enclosed letter is a "Director Nominee Recommendation." The letter must identify the author as a shareholder and provide a brief summary of the candidate's qualifications, as well as contact information for both the candidate and the shareholder. Candidates should have relevant business and financial experience, and they must be able to read and understand fundamental financial statements. All Candidates who have been recommended will be considered by the Board for nomination. Candidates who have been nominated by the Board must evidence their willingness to serve as a Director.

Communications with the Board

Shareholders interested in communicating directly with the Board of Directors may do so by writing the Secretary of the Company, at the following address:

Board of Directors of Golden Enterprises, Inc.

C/O Corporate Secretary

One Golden Flake Drive

Birmingham, Alabama 35205

All such letters must identify the author as a shareholder. The Secretary of Golden Enterprises, Inc. will review all such communications and forward all appropriate communications to the Board.

Policies and Practices

The Company’s policies and practices reflect corporate governance standards that comply with the listing requirements of NASDAQ and the corporate governance requirements of the Sarbanes-Oxley Act of 2002, including the following:

•	All members of the Audit Committee are independent;

•	The Charter of the Audit Committee establishes the Committee’s duties and responsibilities;

•	The independent members of the Company’s Board of Directors meet regularly (“executive sessions”) without the presence of management;

•	The Company has a policy for attendance of Board members at both regular Board and committee meetings and shareholder meetings;

•	The Company has adopted a Code of Conduct and Ethics;

•	The Company has adopted Disclosure Controls and Procedures which establishes a committee for regular evaluation of internal company disclosure control and procedures;

•	The Company has procedures in place for the anonymous submission to the Audit Committee of employee and third party complaints on accounting, internal accounting controls or auditing matters;

•	The Company has policies and procedures for stockholders to communicate directly with the Board of Directors; and

•	The Audit Committee must review, approve and/or ratify all related party transactions.

Indemnification Arrangements

The Company’s Certificate of Incorporation provides that the Company indemnify and hold harmless each of its directors and officers to the fullest extent authorized by the Delaware General Corporation Law, against all expense, liability and loss (including attorney’s fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection with services rendered by such directors or officers to or on behalf of the Company.

The Certificate of Incorporation also provides that a director will not be personally liable to the Company or its stockholders for monetary damages for breach of the fiduciary duty of care as a director. This provision does not eliminate or limit the liability of a director:

•	for breach of his or her duty of loyalty to the Company or to the stockholders;
•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
•	under Section 174 of the Delaware General Corporation Law (relating to unlawful payments of dividends or unlawful stock repurchases or redemptions); or
•	for any improper benefit.

The Company has executed with each Director a written Indemnification Agreement which includes the items set forth above.

The Company maintains Officer and Director's Insurance to protect and benefit the Company and Directors.

Notwithstanding the Indemnification arrangements stated above, indemnification for certain liabilities under the Federal Securities Acts may be deemed by the SEC as against public policy and unenforceable.

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

Audit Committee

Of the eleven Directors currently serving, the Board has determined that Edward R. Pascoe, John S.P. Samford, William B. Morton, Jr. and John S. Stein, III are “Independent Directors” as defined in the rules of the NASDAQ Stock Market, Inc. (NASDAQ) Listing Rules and the SEC. As a Controlled Company, as previously discussed, the Company is exempt from certain independence requirements of the NASDAQ rules, including the requirement to maintain a majority of Independent Directors on the Board of Directors, an Independent Compensation Committee or a Standing Nominating/Corporate Governance Committee or committees performing similar function.

All members of the Audit Committee must be Independent Directors as defined by NASDAQ Policies and Practices and the SEC. The Company’s four Independent Directors serve on the Audit Committee, with Mr. Samford serving as Chairman. All audit committee members have been designated by the Board as “financial experts.”

The Audit Committee selects and engages the Company’s Independent Auditors, reviews financial statements prepared by management and audited by the Independent Auditors and performs such additional functions as are necessary or prudent to fulfill the Committee’s duties and responsibilities under the Charter of the Audit Committee. The Audit Committee is required by its policy to pre-approve all services to be rendered by the Company’s Independent Auditors prior to performance of such services. Pre-approval of services may be done in one of two ways, specific pre-approval or general pre-approval. With the use of specific pre-approval, the Audit Committee must specifically pre-approve the services that are to be rendered by the Independent Auditors prior to their engagement to render such services. The Audit Committee has elected to implement the specific pre-approved policy and procedure. As a result, all services provided by the Independent Auditors must be specifically pre-approved by the Audit Committee.

The Audit Committee reports recommendations and findings to the full Board of Directors. The Audit Committee also reviews with the Independent Auditors, the Company’s Chief Financial Officer and the Company’s General Counsel the results of the Independent Auditors’ Annual Report on the Company’s financial statements and approves the inclusion in the Company’s Annual Report.

The Audit Committee Charter is reviewed and reassessed each year for its adequacy. The Independent Auditors met four times during the year ended June 3, 2016.

ITEM 11. – EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The Objectives of the Executive Compensation Program

The Compensation Committee is responsible for establishing and administering the Company’s policies governing the compensation for the Executive Officers. All actions of the Compensation Committee must be approved by the Board of Directors. Because the Company qualifies as a Controlled Company pursuant to the exception of NASDAQ Listing Rule 5615, the Compensation Committee is composed of both independent and non-independent directors. See “Corporate Governance-Committees of the Board of Directors” above.

The purpose of the Company’s executive compensation program is to attract, retain and motivate qualified executives to manage the business so as to maximize profits and stockholder value. No outside consultants have been used to evaluate or determine compensation. Executive compensation in the aggregate is made up principally of the executive’s annual base salary, a bonus based upon operating earnings and Company perquisites or benefits. The Compensation Committee annually considers and makes recommendations to the Board as to executive compensation including changes in base salary and cash incentive bonuses. Stock options and awards of stock were granted by the Stock Option Committee during the year ended June 3, 2016 under the 2014 Plan but none to executive officers.

Consistent with the above-noted purpose of the executive compensation program, in recommending the aggregate annual compensation of executive officers, the Compensation Committee considers the individual contribution and performance of the executive, the Company’s overall performance and the total return to stockholders. The Company’s executive compensation program focuses on strategic plans, corporate performance measures, and specific corporate goals. The corporate performance measures which the Compensation Committee considers include sales, earnings, return on equity and comparisons of sales and earnings with prior years.

The Compensation Committee does not rely on any fixed formulae or specific numerical criteria in determining an executive’s aggregate compensation. It considers corporate and personal performance criteria and the economic environment, changes in the cost of living, competitive compensation levels and the recommendations of management. The Compensation Committee exercises business judgment based on all of these criteria and the purposes of the executive compensation program.

Base Salary

The Board of Directors, upon recommendation of the Compensation Committee sets base salaries for the Company's executive officers at levels which the Company believes are fair and reasonable based on the scope of the executive officer's individual responsibilities, taking into account competitive market compensation paid by other companies for similar positions. With our named executive officers, we set base salaries based on level of responsibility, span of control and experience. Base salaries are reviewed annually, as well as at the time of hire, promotion or changes in responsibility. Base salaries may also be adjusted from time to time to realign salaries with market levels. Base salary changes may also impact bonus amounts and actual bonus payouts.

Discretionary Performance-Based Bonus

The Board of Directors, upon recommendation of the Compensation Committee, has the authority to award performance-based bonuses to our executive officers payable in cash. The Board of Directors, upon recommendation of the Compensation Committee, has utilized a formula adopted at the beginning of the year for determining bonuses, which is based on performance of the Company during the fiscal year. There is no requirement that the Board continue using this formula for the payment of bonuses.

Performance Measurement

Annual, performance-based awards are intended to compensate executive officers for achieving Company-wide financial goals and objectives. These objectives relate to general profitability factors.

Generally, performance bonuses are accrued on a quarterly basis with seventy-five percent (75%) of the accrued amount paid after the end of the each of the first three quarters with the remainder of the final accrued amount paid after the end of the fiscal year when audited annual financial statements are received. All bonuses are subject to “claw-back” provisions in the event of certain actions of the officers.

The formula used for bonuses focuses on net operating profits (excluding certain extraordinary items) of the Company which exceed a required equity return on investments to determine the amount of bonuses. The bonuses provide for a percentage bonus on net profits up to a set net profit amount (excluding extraordinary items) and a different, smaller percentage bonus on net profits in excess of the set net profit amount (excluding extraordinary items).

Incentive Benefits

2014 Long Term Incentive Plan

On September 18, 2014, the Company's shareholders approved the 2014 Plan. The purpose of the 2014 Plan is to further the growth in earnings and market appreciation of the Company by providing long term incentives to those officers and key employees of the Company or its subsidiaries who make substantial contributions to the Company through their ability, loyalty, industry and invention.

The 2014 Plan is administered by the Stock Option Committee of the Board of Directors.

The 2014 Plan authorizes the Stock Option Committee to grant to officers and key employees in the 2014 Plan (i) stock options (which may be non-qualified options or incentive stock options for tax purposes), (ii) stock appreciation rights ("SARs") (which may be issued in tandem with stock options), (iii) restricted stock awards, (iv) performance units (which may be in stock, cash or a combination thereof), and (v) supplemental cash payments. Persons eligible to participate in the 2014 Plan shall be those officers and key employees of the Company and its subsidiary who are in positions in which their decisions, actions and counsel significantly impact the performance of the Company or its subsidiaries. Participants are chosen from this group by the Stock Option Committee.

Shares Reserved for Issuance. The aggregate number of shares of the Company's common stock which may be issued under the 2014 Plan may not exceed 750,000. Shares subject to options granted under the 2014 Plan which expire unexercised, or shares subject to awards which are otherwise forfeited or canceled, will not count against this limit.

Stock Options. The Stock Option Committee is authorized to determine the terms and conditions of all stock option grants, subject to certain specific limitations as set forth in the 2014 Plan. In general, incentive and nonqualified stock options may be granted, the term of an option may not be longer than ten (10) years, and any stock option shall be subject to certain restrictions on transferability. Payment of the stock option price may be in cash, check or other instrument acceptable to the Stock Option Committee, or, in the discretion of the Stock Option Committee, in the form of unrestricted common stock of the Company owned by the optionee.

Stock Appreciation Rights. The Stock Option Committee is authorized to grant SARs either independent of or in connection with stock options granted under the 2014 Plan. The exercise of SARs will entitle the holder thereof to an amount (the "appreciation") equal to the difference between the fair market value of the common stock on the date the SAR was issued (or, in the case of SARs issued in connection with options, the exercise price under the related option agreement) and the fair market value of a share of common stock of the Company on the date the SAR is exercised. The appreciation will be payable in cash or common stock of the Company at the discretion of the Stock Option Committee. The exercise of SARs granted in connection with options will terminate those options.

The exercise of SARs which are paid in common stock will be treated as the issuance of the shares of common stock to which the SARs relate for purposes of calculating the maximum number of shares which have been issued under the 2014 Plan.

Restricted Stock. The Stock Option Committee is authorized to award restricted stock under the 2014 Plan subject to such terms and conditions as the Stock Option Committee may determine. The Stock Option Committee will have authority to determine the number of shares of restricted stock to be awarded, the price, if any, to be paid by the recipient of the restricted stock, and the date on which the restricted stock will vest. The vesting of restricted stock may be conditioned upon the completion of a specified period of service with the Company, upon the attainment of specified performance goals, or upon such other criteria as the Stock Option Committee may determine. The Stock Option Committee has the discretion to make loans to the recipients for the purchase price of the restricted stock and to accelerate the vesting of the restricted stock on a case by case basis at any time.

Performance Units. The Stock Option Committee may grant performance units under which payment may be made to the participant upon the attainment of specific performance goals. Such performance goals will be established by the Stock Option Committee and will relate to the performance of the Company (or any segment thereof) over a specified performance period, as judged under any business criteria deemed appropriate by the Stock Option Committee, including, without limitation, growth in earnings, the ratio of earnings to shareholder's equity or the ratio of earnings to total capital.

The Stock Option Committee shall determine the extent to which the performance targets have been attained, and what, if any, payment is due the participant on the performance unit. Such payment may be made, at the Stock Option Committee's discretion, in cash or common stock of the Company (based on the then current fair market value of such stock).

Supplemental Cash Payments. A stock option, SAR, restricted stock or performance unit award may provide for the Company to make a supplemental cash payment to a participant. Payments may be made for the purpose of, but not limited to, assisting the employee in paying income taxes resulting from an award under the 2014 Plan. In no event shall the amount of cash payment exceed the value of the award to which it relates.

During the fiscal year ended June 3, 2016, a total of 30,000 incentive stock options were granted to key employees of the Company. Of this amount, none were granted to executive officers. Thirty thousand incentive stock options previously granted in fiscal year 2015 were forfeited in fiscal year 2016. More detailed information concerning the stock options is set forth in the following tables.

Perquisites and Benefits

Other than the use of a Company car, the Company generally does not have programs to provide personal perquisites or executive benefits solely to executive officers. The exception is that Mr. McCutcheon, as CEO of the Company, is provided a nonqualified salary continuation plan which is generally payable beginning at retirement, disability or death, Company-provided life insurance and healthcare reimbursement. Our executive officers are eligible to participate in the same benefit programs as all other employees. These benefits include the following:

•	Medical and dental care plans
•	Flexible Spending Accounts for healthcare and dependent care spending
•	Life accidental death and dismemberment and
•	401(k) plan
•	disability insurance
•	Paid time off
•	Non Qualified Plan (Benefit and Savings Plan)

Consistent with the Company’s compensation philosophy, the Company intends to maintain its current benefits for its executive officers. However, the Board of Directors in its discretion may revise, amend, delete or add to the executive officers' benefits if it deems it advisable.

Employment Agreements, Severance Benefits and Change in Control Provisions

The Company has a non-qualified Salary Continuation Plan established for the benefit of the Company’s Chief Executive Officer, Mark W. McCutcheon. The Company entered into this Salary Continuation Plan, on May 15, 2002, as subsequently amended, to ensure the performance of his role in the Company for an extended period of time. In addition, the Company also considered the critical nature of the position and the Company’s need to retain him when it committed to establish this plan. The Salary Continuation Plan, as amended, provides for payments of up to $120,000 per year for 15 years following death or retirement at age 65.  The Company further amended the Salary Continuation Plan to reduce the amounts payable pursuant to it in the amount necessary to avoid triggering the provisions of Section 280G of the Internal Revenue Code of 1986, as amended. Payments under the Salary Continuation Plan, subject to certain exceptions, are contingent upon Mr. McCutcheon remaining employed with the Company until death, disability or retirement from the Company at or after age 65.  A further amendment to the Salary Continuation Plan provides that these forfeiture provisions will terminate upon any change of control. In the event of disability prior to retirement, the yearly benefit of $120,000 is reduced by any payments of social security disability benefits and long term disability benefits which were funded or provided by the Company.  The Salary Continuation Plan may be amended or terminated by the Company’s Board of Directors, except that in the event of a change of control in the Company, the Salary Continuation Plan becomes irrevocable.  The Salary Continuation Plan is funded in part with life insurance on the life of Mr. McCutcheon.

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the fiscal years 2014 and 2015 earned by or paid to the Chief Executive Officer, Chief Financial Officer and the other most highly compensated Executive Officers whose total compensation exceeded $100,000.

							Non-Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earning	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(5)	($)	($)	($)(1)	($)

Mark W. McCutcheon (a)	2016	$335,000	$111,695	—	0	—	—	$159,368	$606,063
President and Chief Executive Officer and President of Golden Flake Snack Foods, Inc.	2015	$335,000	$71,884	—	$58,000	—	—	$154,141	$619,025

Paul R. Bates (b)	2016	$232,000	$41,885	—	0	—	—	$26,191	$300,076
Executive Vice President of Sales, Marketing and Transportation of Golden Flake Snack Foods, Inc.	2015	$232,000	$26,957	—	$40,600	—	—	$25,749	$325,306

David A. Jones (c)	2016	$232,000	$41,885	—	0	—	—	$27,497	$301,382
Executive Vice President of Operations, Human Resources and Quality Control of Golden Flake Snack Foods, Inc.	2015	$232,000	$26,957	—	$40,600	—	—	$32,680	$332,237

Patty Townsend (d)	2016	$195,000	$41,885	—	0	—	—	$23,807	$260,692
Chief Financial Officer Vice President and Secretary	2015	$195,000	$26,957	—	$40,600	—	—	$23,281	$285,838

(1)	The compensation represented by the amounts set forth in the All Other Compensation column is detailed in the following table, except as noted:

2016

	Company	Salary		Golden
	Contributions	Continuation		Flake		Company	Total
	to 401(k)	Plan Accruals		Director		Paid Life	All Other
Name	($)	($)		Fees	Perquisites (4)	Insurance	Compensation

Mark W.	$2,650	$113,516	(2)	$6,000	$35,935	$1,267	$159,368	(3)
McCutcheon
Paul R. Bates	$2,320	—		$6,000	$17,079	$792	$26,191	(3)
David A. Jones	$2,320	—		$6.000	$18,385	$792	$27,497	(3)
Patty Townsend	$975	—		$6,000	$17,316	$516	$23,807

2015

	Company	Salary		Golden
	Contributions	Continuation		Flake		Company	Total
	to 401(k)	Plan Accruals		Director		Paid Life	All Other
Name	($)	($)		Fees	Perquisites (4)	Insurance	Compensation

Mark W.	$2,600	$107,846	(2)	$6,000	$36,869	$826	$154,141	(3)
McCutcheon
Paul R. Bates	$2,291	—		$6,000	$16,666	$792	$25,749	(3)
David A. Jones	$2,291	—		$6,000	$23,597	$792	$32,680	(3)
Patty Townsend	$954	—		$5,000	$16,811	$516	$23,281

(2)	Amounts set forth as Salary Continuation Plan Accruals and any receipt thereof by Mr. McCutcheon in the future are subject to the requirements, conditions and continuation of the Salary Continuation Plan as previously described.

(3)	Total All Other Compensation does not include Golden Enterprises, Inc. Director fees.
(4)	The compensation represented by the amounts set forth in the perquisites column is detailed in the following table:

2016 Perquisites

				Company Contributions
	Health Care	Company Car	LTD	401(k) Mirror	Total
Name	Reim	Allowance	Insurance	Plan Match	Perquisites

Mark W. McCutcheon	$10,522	$3,854	$2,674	$18,885	$35,935
Paul R. Bates	$—	$2,538	$1,839	$12,702	$17,079
David A. Jones	$—	$3,236	$1,858	$13,291	$18,385
Patty Townsend	$—	$4,962	$1,553	$10,801	$17,316

2015 Perquisites

				Company Contributions
	Health Care	Company Car	LTD	401(k) Mirror	Total
Name	Reim	Allowance	Insurance	Plan Match	Perquisites

Mark W. McCutcheon	$12,411	$3,623	$2,863	$17,972	$36,869
Paul R. Bates	$—	$2,439	$1,873	$12,354	$16,666
David A. Jones	$—	$3,199	$1,922	$18,476	$23,597
Patty Townsend	$—	$4,752	$1,602	$10,457	$16,811

(5)	The amounts in this column reflect the aggregate grant date fair value of each option award granted during fiscal year 2015, computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). Additional information can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended June 3, 2016.

(a)	Mark W. McCutcheon has served as President and Chief Executive Officer of the Company since April 4, 2001. He has served as President of Golden Flake Snack Foods, Inc. since November 1, 1998.

(b)	Paul R. Bates has served as Executive Vice President of Sales, Marketing and Transportation of Golden Flake Snack Foods, Inc. since October 26, 1998.

(c)	David A. Jones has served as Executive Vice President of Operations, Human Resources and Quality Control of Golden Flake Snack Foods, Inc. since May 20, 2002. He was Vice President of Manufacturing from 1998 to 2002 and Vice President of Operations from 2000 to 2002.

(d)	Patty Townsend has served as Chief Financial Officer, Vice-President and Secretary of the Company since March 1, 2004.

Grants of Plan-Based Awards

No grants of 2014 Plan-based awards were granted to executive officers in the fiscal year ended June 3, 2016.

The following table sets forth certain information with respect to grants of 2014 Plan-based awards to the named executive officers for fiscal year 2015:

		Option
		Awards:	Exercise	Grant
		Number of	or Base	Date Fair
		Securities	Price of	Value of
		Underlying	Option	Option
		Options	Awards	Awards(1)
Name	Grant Date	(#)	($/Sh)	($)

Mark W. McCutcheon	April 9, 2015	50,000	3.84	$58,000
Paul R. Bates	April 9, 2015	35,000	3.84	$40,600
David A. Jones	April 9, 2015	35,000	3.84	$40,600
Patty Townsend	April 9, 2015	35,000	3.84	$40,600

(1)	The amounts in this column reflect the aggregate grant date fair value of each option award granted during fiscal year 2015, computed in accordance with ASC 718.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding equity awards held by the named executive officers for fiscal year 2016:

Option Awards

Number of Securities Underlying

Unexercised Options(1)

				Option	Option
				Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned	Price	Date

Mark W. McCutcheon	26,041	23,959		3.84	April 9, 2025
Paul R. Bates	26,041	8,959		3.84	April 9, 2025
David A. Jones	26,041	8,959		3.84	April 9, 2025
Patty Townsend	26,041	8,959		3.84	April 9, 2025

(1)	Options are to acquire shares of common stock. Options expire ten years from the grant date.

Compensation of Directors

During the fiscal year ended June 3, 2016, the Company paid each of its non-employee Directors a retainer of $300 per month and a fee of $2,000 for each regular and special Board meeting attended. The members of the Compensation Committee were each paid $2,000 for attending the Compensation Committee meeting, the members of the Stock Option Committee were not paid for attending the Stock Option Committee meeting, the members of the Audit Committee were paid $1,000 for each meeting attended and members of the Special Committee were paid $1,500 for each meeting attended. Employee Board Members were paid $2,000 for each Board meeting attended.

The following table sets forth certain information with respect to directors compensation for the 2016 fiscal year.

	Directors Compensation
					Nonqualified
	Fees earned				Deferred
	or paid in	Stock	Option	Non-equity Incentive	Compensation	All other
Name	Cash	Awards	Awards	Plan Compensation	Earnings	compensation	Total
	($)	($)	($)	($)	($)	($)	($)

Joann F. Bashinsky	$12,000	—	—	—	—	—	$12,000
Paul R. Bates	$10,000	—	—	—	—	—	$10,000
David A. Jones	$10,000	—	—	—	—	—	$10,000
Mark W. McCutcheon	$10,000	—	—	—	—	—	$10,000
John P. McKleroy, Jr.	$13,600	—	—	—	—	—	$13,600
William B. Morton, Jr.	$30,600	—	—	—	—	—	$30,600
J. Wallace Nall, Jr.	$15,600	—	—	—	—	—	$15,600
Edward R. Pascoe	$30,600	—	—	—	—	—	$30,600
F. Wayne Pate	$15,600	—	—	—	—	—	$15,600
John S.P. Samford	$31,100	—	—	—	—	—	$31,100
John S. Stein, III	$30,600	—	—	—	—	—	$30,600

The following table provides compensation information for the year ended June 3, 2016 for each of the independent members of the Board.

Total Director Compensation
Name	($)

Edward R. Pascoe	$30,600
John S.P. Samford	$31,100

John S. Stein, III	$30,600
William B. Morton, Jr.	$30,600

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On July 25, 2016, SYB, Inc., and the Sloan Y. Bashinsky, Sr. Marital Testamentary Trust (“Marital Testamentary Trust”) were the only persons known by the Company who beneficially owned more than 5% of the outstanding voting securities of the Company. The following table sets forth the number of shares of common stock of the Company beneficially owned by these persons.

Amount and Nature of
Name and Address of	Beneficial Ownership (1)		Percent of
Beneficial Owner	Direct	Indirect	Class

SYB, Inc. 3432 Briarcliff Road East Birmingham, Alabama 35223	5,283,128	-0-	46.8%
Sloan Y. Bashinsky, Sr. Marital Testamentary Trust 2117 Second Avenue N. Birmingham, Alabama 35203	600,279	-0-	5.3%

_________________

(1)	An indirect beneficial owner as this term is interpreted by the SEC includes, among other things, any person who has or shares the (1) voting power, which includes the power to vote or to direct the voting of such security, and/or (2) investment power which includes the power to dispose, or to direct the disposition of such security.

Security Ownership of Management

The following table shows the shares of common stock of Golden Enterprises, Inc., beneficially owned, directly or indirectly, by each Director and Nominee for Director and all Directors and Officers of the Company as a group at July 25, 2016:

	Amount and Nature of
	Beneficial Ownership (1)				Percent of
Name	Direct		Indirect		Class

J. Wallace Nall, Jr.	-0-		196,000	(2) (4)	1.7%
F. Wayne Pate	148,264		24,209	(2)(5)(6)	1.5%
Edward R. Pascoe	25,000		-0-		*
John P. McKleroy, Jr. (a) (b) (c)	40,000	(3)	-0-	(2)	*
John S. P. Samford	1,666		-0-		*
Joann F. Bashinsky (d) (e)	426,928		8,803	(2)(6)	3.9%
Mark W. McCutcheon	4,455		4,022	(2)(6)(7)	*
William B. Morton, Jr.	-0-		-0-		*
John S. Stein, III	10,333		-0-		*
Paul Bates	5,657		4,467	(2)(6)	*
David Jones	2,178		2,183	(2)(6)	*
Patty Townsend	-0-		889	(2)(6)	*

All Directors and Officers as a group	664,481		240,573		8.0%

__________________

*Less than one percent of class

(1)	An indirect beneficial owner as this term is interpreted by the SEC includes, among other things, any person who has or shares the (i) voting power which includes the power to vote or to direct the voting of such security, and/or (ii) investment power which includes the power to dispose of, or to direct the disposition of, such security.

(2)	Each designated Director is a member of the Voting Committee created under the (i) Marital Testamentary Trust and (ii) SYB, Inc. Common Stock Trust of Sloan Y. Bashinsky, Sr. As a member of the Voting Committee, each designated Director participates in the vote of the shares of common stock of the Company owned by SYB, Inc. (5,283,128 shares) and by the Marital Testamentary Trust (600,279 shares). Patty Townsend, an officer of the Company, is also a member of the Voting Committee. The decision of the majority of the members of the Voting Committee governs how the stock is voted. The members of the Voting Committee do not possess and specifically disclaim any beneficial ownership of the shares owned by SYB, Inc. and the Marital Testamentary Trust.

(3)	Includes 33,490 shares held by a 401(k) profit sharing plan and a IRA account for the benefit of John P. McKleroy, Jr.

(4)	Shares owned by Nall Development Corporation, a corporation of which J. Wallace Nall, Jr. is a Director and President. For SEC reporting purposes, Mr. Nall is deemed the beneficial owner of such shares. Except for SEC reporting purposes, Mr. Nall disclaims beneficial ownership of such shares.

(5)	Indirect shares include 32 shares owned by the wife of F. Wayne Pate. Except for SEC reporting purposes, Mr. Pate disclaims beneficial ownership of such shares.

(6)	Indirect shares owned by the Golden Flake Snack Foods, Inc. 401(k) Retirement Savings Plan (the “Plan”). All shares are voted by the Plan participants in whose accounts such shares are held.

(7)	Indirect shares include 200 shares owned by wife of Mark W. McCutcheon. Mr. McCutcheon disclaims beneficial ownership of such shares.

(a)	Mr. McKleroy is a Director, Vice President and Secretary of SYB, Inc. which owns 5,283,128 shares of the Company’s stock. Mr. McKleroy does not possess and specifically disclaims any beneficial ownership of these shares.

(b)	Mr. McKleroy is a Director and officer of the Bashinsky Foundation, Inc., which owns 400,544 shares of the Company’s stock. Mr. McKleroy does not possess and specifically disclaims any beneficial ownership of these shares.

(c)	Mr. McKleroy is a Co-Trustee of the Marital Testamentary Trust. The Marital Testamentary Trust own 600,279 shares of the Company stock. Mr. McKleroy does not possess and specifically disclaims any beneficial ownership of these shares.

(d)	Mrs. Bashinsky is a Director, Chairman and CEO of SYB, Inc., which owns 5,283,128 shares of the Company’s stock. Mrs. Bashinsky does not possess and specifically disclaims any beneficial ownership of these shares.

(e)	Mrs. Bashinsky is a Director, Chairman and CEO of the Bashinsky Foundation, Inc., which owns 400,544 shares of the Company’s stock. Mrs. Bashinsky does not possess and specifically disclaims any beneficial ownership of these shares.

Each Director has the sole voting and investment power of the shares directly owned by him/her.

Voting Control

Sloan Y. Bashinsky, Sr. (“Mr. Bashinsky”) died on August 2, 2005. At the time of Mr. Bashinsky’s death, he beneficially owned 6,698,172 shares of common stock of the Company which constituted voting control of the Company and which classified the Company as a “Controlled Company”. The stock beneficially owned by Mr. Bashinsky was registered in and held by the following entities:

SYB, Inc.	5,283,128 shares

SYB, Inc. as Trustee	1,000,000 shares
of the Sloan Y. Bashinsky,
Sr. Trust dated February 16,
1982

Bashinsky Foundation, Inc.	400,544 shares

Sloan Y. Bashinsky, Sr.	14,500 shares

As a result of Mr. Bashinsky’s death, and the probate of his will on August 12, 2005, the 1,000,000 shares held in SYB, Inc. as Trustee and the 14,500 shares held in his name passed to his Estate. On August 9, 2010, the Personal Representatives of Mr. Bashinsky's Estate distributed 414,221 shares of Company stock to Joann F. Bashinsky and 600,279 shares of Company stock to the Marital Testamentary Trust. SYB, Inc. and Bashinsky Foundation, Inc. have continued to own 5,283,128 shares and 400,544 shares, respectively.

Joann F. Bashinsky and John P. McKleroy, Jr., Directors of the Company, each serve as a Director and officer of Bashinsky Foundation, Inc. The stock of the Company owned by Bashinsky Foundation, Inc. is voted by its board of directors and is not subject to the Voting Committee, as described below.

Joann F. Bashinsky and John P. McKleroy, Jr., Directors of the Company, each serve as a director and officer of SYB, Inc. The voting stock of SYB, Inc. is vested in the SYB, Inc. Common Stock Trust and John P. McKleroy, Jr. serves as the Trustee of this Trust. This stock is subject to the Voting Committee, as described below.

John P. McKleroy, Jr. is designated and serving under Mr. Bashinsky’s Will as a Co-Trustee of the Marital Testamentary Trust.

Mr. Bashinsky’s Will and the SYB, Inc. Common Stock Trust provide that shares of the Company held by SYB, Inc. and his Marital Testamentary Trust shall be voted by a committee made up of members of the Board of Directors of the Company and one member designated by Trustees of the Marital Testamentary Trust (“Voting Committee”). Consequently, as of the date of this Proxy Statement, the 5,283,128 shares of the Company stock held by SYB, Inc. and the 600,279 shares of the Company stock held by the Marital Testamentary Trust, the combination of which constitute a majority of the stock of the Company, are voted by the Voting Committee. The Voting Committee presently consists of J. Wallace Nall Jr., F. Wayne Pate, John P. McKleroy, Jr., Joann F. Bashinsky, Mark W. McCutcheon, Paul R. Bates and David A. Jones, all Directors of the Company, along with Patty Townsend, an officer of the Company. The decision of a majority of the members of the Voting Committee governs how the stock is voted.

The Voting Committee will continue to vote the Company stock owned by SYB, Inc. (5,283,128 shares) and by the Martial Testamentary Trust (600,279 shares), respectively, until the SYB, Inc. Common Stock Trust and the Marital Testamentary Trust terminate or the sale/merger of the Company. The Marital Testamentary Trust will terminate upon the death of Joann F. Bashinsky and the SYB, Inc. Common Stock Trust will terminate upon: (i) December 31, 2020, or (ii) in the event of the sale, transfer or exchange of all Company shares, five (5) years from the date of such sale, transfer or exchange.

Upon termination of the SYB, Inc. Common Stock Trust, the assets of the Trust will be distributed generally to descendants of Sloan Y. Bashinsky, Sr.. After termination control of any Company stock held by SYB, Inc. (currently 5,283,128 shares) will transfer to these trust beneficiaries and the Voting Committee will cease to vote these shares. Upon termination of the Marital Testamentary Trust and distribution of its assets, the Company stock held by the Marital Testamentary Trust will transfer to various charitable organizations and the Voting Committee will cease to vote these shares.

The SYB, Inc. Common Stock Trust, the Marital Testamentary Trust, the Voting Committee and Joann F. Bashinsky have filed a Schedule 13D (as amended) with the SEC and the Company remains classified as a "Controlled Company." SYB, Inc., the Martial Testamentary Trust and Joann F. Bashinsky as a group own 55.9% of the common stock of the Company.

Securities Equity Plan

See “2014 Long Term Incentive Plan” in Item 11

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the fiscal year ended June 3, 2016, the law firm of Spain & Gillon, L.L.C., of which John P. McKleroy, Jr. is a member, served as General Counsel and performed various legal services for the Company and its subsidiary for which it was paid legal fees of $301,381. The firm will continue to perform legal services for the current fiscal year.

The Company believes that the related party transaction was on terms equal to or better than those available from unaffiliated third parties.

Director Independence

The Board has determined that Edward R. Pascoe, John S.P. Samford, John S. Stein, III and William B. Morton, Jr. are qualified as “Independent Directors” within the meaning of the director independence standards and Listing Rules of the NASDAQ and the SEC under the Securities and Exchange Act of 1934 (“Exchange Act”). All other Directors serve on the Voting Committee described in “Security Ownership of Management” and do not qualify as Independent Directors.

Meetings of Independent Directors

The Independent Directors meet in executive sessions (with no management Directors or officers present) at least twice each year. The Independent Directors met two times in the fiscal year ending June 3, 2016. All Independent Directors attended both meetings.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

As reported in Form 8-K filed on July 20, 2015, the Audit Committee selected Carr, Riggs & Ingram, LLC (“Carr, Riggs”) as the principal accountants to audit its financial statements and review Company’s SEC quarterly 10-Q statements for the fiscal year ending June 3, 2016. Dudley, Hopton-Jones, Sims and Freeman, PLLP served as principal accountants/auditors for the Company for the fiscal year ending May 29, 2015.

Carr, Riggs was selected by the Audit Committee and ratified by the Board of Directors as the independent accountants to audit the Company’s financial statements for the fiscal year ended June 3, 2016. Representatives of Carr, Riggs will be present at the annual meeting and will have the opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions from stockholders.

During the fiscal year ended 2016, Carr, Riggs provided various audit and non-audit services to the Company and its subsidiary. Beginning in 2016, as part of their services as the Company’s and Company benefit plans auditors, they audited the consolidated financial statements of the Company and its subsidiary, Company benefit plans, the individual financial statements of the Company and Golden Flake Snack Foods, Inc. and its subsidiary and also reviewed the Company’s Annual Report (Form 10-K) for filing with the Securities and Exchange Commission. Dudley, Hopton-Jones, Sims and Freeman, PLLP, provided these services to the Company (other than the Company benefit plans audit) for the fiscal year ended May 29, 2015.

Fees billed by Carr, Riggs and Dudley, Hopton-Jones:

The following table shows information about fees billed to the Company by Carr, Riggs for fiscal year 2016 and Dudley, Hopton-Jones for fiscal year 2015.

	FYE 2016	FYE 2015
Audit Fees (1)	$139,596	$116,400
Audit Related Fees (2)	72,634	-0-
Tax Fees (3)	43,127	27,000
All Other Fees (4)	25,204	-0-
Total Fees	$280,561	$143,400

_____________________

(1) Current FYE 2016 audit fees consist of the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and for the timely reviews of quarterly financial statements and assistance with the review of documents filed with the SEC.

(2) Includes audit related fees billed for audit of the Company’s employee benefit plans and fees billed for the Company’s information technology general controls quarterly testing.

(3) Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance including tax planning, tax advice, the preparation of tax returns, audit of tax returns, and claims for refunds.

(4) All other fees related to additional client meeting and assistance in gathering documentation for the due diligence project.

_____________________

The services of the Independent Auditors described above were specifically pre-approved by the Audit Committee prior to the engagement of the Independent Auditors to render such services.

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

(a) 3.	Exhibits

(2)	Plan of Acquisition

2.1	Agreement and Plan of Merger, dated as of July 18, 2016, by and among Golden Enterprises, Inc., Utz Quality Foods Inc. and Westminster Sub, Inc.(incorporated by reference to Exhibit 2.1 Golden Enterprises, Inc. July 19, 2016 Form 8-K filed with the Commission).

(3)	Articles of Incorporation and By-laws of Golden Enterprises, Inc.

3.1	Certificate of Incorporation of Golden Enterprises, Inc. (originally known as “Golden Flake, Inc.”) dated December 11, 1967 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

3.2	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated December 22, 1976 (incorporated by reference to Exhibit 3.2 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

3.3	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 2, 1978 (incorporated by reference to Exhibit 3 to Golden Enterprises, Inc. May 31, 1979 Form 10-K filed with the Commission).

3.4	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 4, 1979 (incorporated by reference to Exhibit 3 to Golden Enterprises, Inc. May 31, 1980 Form 10-K filed with the Commission).

3.5	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 24, 1982 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 1983 Form 10-K filed with the Commission).

3.6	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 22, 1983 (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1983 filed with the Commission).

3.7	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 3, 1985 (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1985 filed with the Commission).

3.8	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 23, 1987 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 1988 Form 10-K filed with the Commission).

3.9	By-Laws of Golden Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Golden Enterprises, Inc. May 31, 1988 Form 10-K filed with the Commission)

3.10	Amendment to Bylaws of Golden Enterprises Inc. dated July 18, 2016 (incorporated by reference to Exhibit 3.1 Golden Enterprises, Inc. July 19, 2016 Form 8-K filed with the Commission).

(10)	Material Contracts

10.1	A Form of Indemnity Agreement executed by and between Golden Enterprises, Inc. and Each of Its Directors (incorporated by reference as Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1987 filed with the Commission).

10.2	Amended and Restated Salary Continuation Plans for John S. Stein (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. May 31, 1990 Form 10-K filed with the Commission).

10.3	Indemnity Agreement executed by and between the Company and J. Wallace Nall, Jr. (incorporated by reference as Exhibit 19.4 to Golden Enterprises, Inc. May 31, 1991 Form 10-K filed with the Commission).

10.4	Salary Continuation Plans - Retirement, Disability and Death Benefits for F. Wayne Pate (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).

10.5	Indemnity Agreement executed by and between the Registrant and F. Wayne Pate (incorporated by reference as Exhibit 19.3 to Golden Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).

10.9	Amendment to Salary Continuation Plans, Retirement and Disability for F. Wayne Pate dated April 9, 2002 (incorporated by reference to Exhibit 10.2 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.10	Amendment to Salary Continuation Plans, Retirement and Disability for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.3 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.11	Amendment to Salary Continuation Plan, Death Benefits for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.4 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.12	Retirement and Consulting Agreement for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.5 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.13	Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.6 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.14	Trust Under Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.7 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.20	Amendment to Salary Continuation Plan for Mark W. McCutcheon dated December 30, 2008 (incorporated by reference to Exhibit 10.20 Golden Enterprises, Inc. February 27, 2009 Form 10-Q filed with the Commission).

10.24	A Form of Indemnity Agreement to be executed by and between Golden Enterprises, Inc. and the following directors: Mark W. McCutcheon, Joann F. Bashinsky, John S. Stein, III, William B. Morton, Jr., Paul R. Bates and David A. Jones (incorporated by reference to Exhibit 10.24 to Golden Enterprises, Inc. January 13, 2011 Form 10-Q filed with the Commission).

10.27	Retention Bonus Agreement for Mark W. McCutcheon (incorporated by reference to Exhibit 10.27 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.28	Retention Bonus Agreement for Paul Randall Bates (incorporated by reference to Exhibit 10.28 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.29	Retention Bonus Agreement for David A. Jones (incorporated by reference to Exhibit 10.29 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.30	Retention Bonus Agreement for Patty R. Townsend (incorporated by reference to Exhibit 10.30 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.31	Option Cancellation Agreement for Mark W. McCutcheon (incorporated by reference to Exhibit 10.31 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.32	Option Cancellation Agreement for Paul Randall Bates (incorporated by reference to Exhibit 10.32 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.33	Option Cancellation Agreement for David A. Jones (incorporated by reference to Exhibit 10.33 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.34	Option Cancellation Agreement for Patty R. Townsend (incorporated by reference to Exhibit 10.34 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.35	Second Amendment to Salary Continuation Plan for Mark W. McCutcheon dated July 14, 2016, filed herewith.

10.36	Third Amendment to Salary Continuation Plan for Mark W. McCutcheon dated August 16, 2016, filed herewith.

14.1	Golden Enterprises, Inc.’s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

(18)	Letter Re: Change in Accounting Principles

18.1	Letter from the Registrant’s Independent Accountant dated August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 3, 2005 (incorporated by reference to Exhibit 18.1 to Golden Enterprises, Inc.’s June 3, 2005 Form 10-K filed with the Commission)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission)

23.1	Consent of Carr, Riggs & Ingram, LLC

23.2	Consent of Dudley, Hopton-Jones, Sims & Freeman. PLLP

(31)	Certifications

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99.1	A copy of excerpts of the Last Will and Testament and Codicils thereto of Sloan Y. Bashinsky, Sr. and of the SYB Common Stock Trust created by Sloan Y. Bashinsky, Sr. providing for the creation of a Voting Committee to vote the shares of common stock of Golden Enterprises, Inc. held by SYB, Inc. and the Estate/Testamentary Trust of Sloan Y. Bashinsky, Sr. (incorporated by reference to Exhibit 99.1 to Golden Enterprises, Inc.’s June 3, 2005 Form 10-K filed with the Commission).

99.2	Report of the Audit Committee.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Schedule 1

Amended and Restated

Charter of the Audit Committee of the Board of Directors

of Golden Enterprises, Inc.

I.	Audit Committee Purpose.

The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities in the following areas:

1.	Monitoring the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance including the performance of the Company’s internal audit function.

2.	Monitoring the independence, qualification and performance of the Company’s independent auditors.

3.	Providing an avenue of communication among the independent auditors, management and the Board of Directors.

The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to the independent auditors as well as anyone in the Company. The Audit Committee has the ability to retain, at the Company’s expense, special legal, accounting or other consultants or experts it deems necessary in the performance of its duties, and the Company shall provide appropriate funding, as determined by the Audit Committee, for the compensation of such retained persons. The Company shall provide appropriate funding, as determined by the Audit Committee, for the ordinary administrative expenses of the Audit Committee that are necessary or appropriate to carry out its duties.

II.	Audit Committee Composition and Meetings.

Audit Committee members shall meet the qualifications, including the independence and experience requirements, of the NASDAQ listing standards and the rules and regulations of the SEC. The Audit Committee shall be comprised of three or more directors as determined by the Board, each of whom shall be independent nonexecutive directors, free from any relationship that would interfere with the exercise of his or her independent judgment. All members of the Committee shall have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the Committee shall have the necessary accounting or related financial management expertise to meet the requirements of a “financial expert” as defined by the SEC.

Audit Committee members shall be appointed by the Board. If an Audit Committee Chair is not designated by the Board, the members of the Committee may designate a Chair by majority vote of the Committee membership.

The Committee shall meet at least four times annually, or more frequently as circumstances dictate. The Audit Committee Chair shall prepare and/or approve an agenda in advance of each meeting. The Committee, at each meeting, shall meet with management and the independent auditors to discuss any matters that the Committee or each of these groups believe should be discussed. The Committee should communicate with management, the internal auditors and the independent auditors as, the circumstances dictate, to review the Company’s financial statements and significant findings based upon the independent auditors quarterly review procedures. In addition, the Committee, at its discretion, shall meet, from time to time, with the independent auditors without the presence of management.

III.	Audit Committee Responsibilities and Duties.

Review Procedures

1.	Review the adequacy of this Charter at least annually. Submit its recommendations regarding changes to the Charter to the Board of Directors for approval and have the document published at least every three years in accordance with SEC regulations.

2.	Discuss the Company’s annual audited financial statements with management prior to filing or distribution, including significant issues regarding accounting and auditing principles, practices and judgments.

3.	In consultation with the management, the internal auditors and the independent auditors, consider the integrity of the Company’s financial reporting processes and controls. Discuss significant financial risk exposures and the steps management has taken to monitor, control and report such exposures. Review significant findings prepared by the independent auditors and the internal auditors, together with management’s responses.

4.	Discuss with management and the independent auditors significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements, including any significant changes in the Company’s selection or application of accounting principles, any major issues as to the adequacy of the Company’s internal controls and any special steps adopted in light of material control deficiencies.

5.	Discuss disclosures made to the Audit Committee by the Company’s CEO and CFO during their certification process for the Form 10-K and Form 10-Q about any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees who have a significant role in the Company’s internal controls.

Independent Auditors

6.	The Audit Committee shall have the sole authority to appoint or replace the independent auditors. The Committee shall be directly responsible for the appointment, compensation, retention and oversight of the work of the independent auditors (including resolution of disagreements between management and the independent auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The independent auditors shall report directly to the Committee.

7.	The Company shall provide for appropriate funding, as determined by the Audit Committee, for payment of compensation to the independent auditors for the purpose of rendering or issuing an audit report or performing other audit, review or attest services.

8.	On an annual basis, the Audit Committee should review and discuss with the independent auditors: (a) all significant relationships they have with the Company that could impair the auditors’ independence, (b) all critical accounting policies and practices to be used, (c) all alternative treatments of financial information within generally accepted accounting principles that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent auditor, and (d) any material written communications between the independent auditor and management, such as any management letter or schedule of unadjusted differences.

9.	The Audit Committee shall ensure its receipt from the independent auditors of a formal written statement delineating all relationships between the auditor and the company, consistent with Independence Standards Board Standard 1.

10.	Review the independent auditors’ audit plan - discuss scope, staffing, locations, reliance upon management and general audit approach.

11.	Prior to releasing the year-end earnings, discuss the results of the audit with the independent auditors. Discuss those matters required to be communicated to audit committees in accordance with Public Company Accounting Oversight Board Auditing Standard No. 16 (“AS 16”) and those matters required to be communicated to audit committees in accordance with SEC rules and regulations.

12.	Consider the independent auditors’ judgments about the quality and appropriateness of the Company’s accounting principles as applied in its financial reporting.

13.	Pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed by the independent auditor, subject to applicable de minimis exceptions for non-audit services.

Internal Auditors

14.	Review the appointment and replacement of the internal auditor.

15.	Review the significant reports to management prepared by the internal auditor and management’s responses.

16.	Discuss with the independent auditor and management the internal audit department responsibilities, budget and staffing and any recommended changes in the planned scope of the internal audit function.

Legal Compliance

17.	On at least an annual basis, review with the Company’s counsel any legal matters that could have a material impact on the Company’s financial statements and with management any reports or inquiries received from regulators or governmental agencies.

Other Audit Committee Responsibilities

18.	Cause to be prepared the report to shareholders that is required by the Securities and Exchange Commission. The report should be included in the Company’s annual proxy statement.

19.	Establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

20.	Review and approval or ratification of transactions with related persons.

21.	Perform any other activities consistent with this Charter, the Company’s by-laws and governing law, as the Committee or the Board deems necessary or appropriate.

22.	Maintain minutes of meetings and periodically report to the Board of Directors on significant results of the foregoing activities.

IV.	Limitation of Audit Committee’s Role.

While the Audit Committee has the responsibilities and powers set forth in this Charter, it is not the duty of the Committee to plan or conduct audits or to determine that the Company’s financial statements and disclosures are complete and accurate and are in accordance with generally accepted accounting principles and applicable rules and regulations. These are the responsibilities of management and the independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ENTERPRISES, INC.

By /s/Patty Townsend	Date	August 18, 2016
Patty Townsend
Vice President, Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Mark W. McCutcheon	Chairman of the Board, Chief	August 18, 2016
Mark W. McCutcheon	Executive Officer, and President

/s/Patty Townsend	Vice President, Secretary and	August 18, 2016
Patty Townsend	Principal Financial Officer

/s/F. Wayne Pate	Director	August 18, 2016
F. Wayne Pate

/s/Edward R. Pascoe	Director	August 18, 2016
Edward R. Pascoe

/s/John P. McKleroy, Jr.	Director	August 18, 2016
John P. McKleroy, Jr.

/s/John S.P. Samford	Director	August 18, 2016
John S.P. Samford

/s/J. Wallace Nall, Jr.	Director	August 18, 2016
J. Wallace Nall, Jr.

/s/Joann F. Bashinsky	Director	August 18, 2016
Joann F. Bashinsky

/s/Paul R. Bates	Executive Vice-President	August 18, 2016
Paul R. Bates	and Director

/s/David A. Jones	Executive Vice-President	August 18, 2016
David A. Jones	and Director

/s/William B. Morton, Jr.	Director	August 18, 2016
William B. Morton, Jr.

/s/John S. Stein III	Director	August 18, 2016
John S. Stein III

This page is intentionally left blank

INDEX TO EXHIBITS

Page

2.1	Agreement and Plan of Merger, dated as of July 18, 2016, by and among Golden Enterprises, Inc., Utz Quality Foods Inc. and Westminster Sub, Inc.(incorporated by reference to Exhibit 2.1 Golden Enterprises, Inc. July 19, 2016 Form 8-K filed with the Commission).

3.1	Certificate of Incorporation of Golden Enterprises, Inc. (originally known as “Golden Flake, Inc.”) dated December 11, 1967 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

3.2	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated December 22, 1976 (incorporated by reference to Exhibit 3.2 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

3.3	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 2, 1978 (incorporated by reference to Exhibit 3 to Golden Enterprises, Inc. May 31, 1979 Form 10-K filed with the Commission).

3.4	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 4, 1979 (incorporated by reference to Exhibit 3 to Golden Enterprises, Inc. May 31, 1980 Form 10-K filed with the Commission).

3.5	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 24, 1982 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 1983 Form 10-K filed with the Commission).

3.6	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 22, 1983 (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1983 filed with the Commission).

3.7	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated October 3, 1985 (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1985 filed with the Commission).

3.8	Certificate of Amendment of Certificate of Incorporation of Golden Enterprises, Inc. dated September 23, 1987 (incorporated by reference to Exhibit 3.1 to Golden Enterprises, Inc. May 31, 1988 Form 10-K filed with the Commission).

3.9	By-Laws of Golden Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to Golden Enterprises, Inc. May 31, 1988 Form 10-K filed with the Commission).

3.10	Amendment to Bylaws of Golden Enterprises Inc. dated July 18, 2016 (incorporated by reference to Exhibit 3.1 Golden Enterprises, Inc. July 19, 2016 Form 8-K filed with the Commission).

(10)	Material Contracts

Page

10.1	A Form of Indemnity Agreement executed by and between Golden Enterprises, Inc. and Each of Its Directors (incorporated by reference as Exhibit 19.1 to Golden Enterprises, Inc. Form 10-Q Report for the quarter ended November 30, 1987 filed with the Commission).

10.2	Amended and Restated Salary Continuation Plans for John S. Stein (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. May 31, 1990 Form 10-K filed with the Commission).

10.3	Indemnity Agreement executed by and between the Company and J. Wallace Nall, Jr. (incorporated by reference as Exhibit 19.4 to Golden Enterprises, Inc. May 31, 1991 Form 10-K filed with the Commission).

10.4	Salary Continuation Plans - Retirement, Disability and Death Benefits for F. Wayne Pate (incorporated by reference to Exhibit 19.1 to Golden Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).

10.5	Indemnity Agreement executed by and between the Registrant and F. Wayne Pate (incorporated by reference as Exhibit 19.3 to Golden Enterprises, Inc. May 31, 1992 Form 10-K filed with the Commission).

10.9	Amendment to Salary Continuation Plans, Retirement and Disability for F. Wayne Pate dated April 9, 2002 (incorporated by reference to Exhibit 10.2 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.10	Amendment to Salary Continuation Plans, Retirement and Disability for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.3 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.11	Amendment to Salary Continuation Plan, Death Benefits for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.4 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.12	Retirement and Consulting Agreement for John S. Stein dated April 9, 2002 (incorporated by reference to Exhibit 10.5 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.13	Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.6 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.14	Trust Under Salary Continuation Plan for Mark W. McCutcheon dated May 15, 2002 (incorporated by reference to Exhibit 10.7 to Golden Enterprises, Inc. May 31, 2002 Form 10-K filed with the Commission).

10.20	Amendment to Salary Continuation Plan for Mark W. McCutcheon dated December 30, 2008 (incorporated by reference to Exhibit 10.20 Golden Enterprises, Inc. February 27, 2009 Form 10-Q filed with the Commission).

10.24	A Form of Indemnity Agreement to be executed by and between Golden Enterprises, Inc. and the following directors: Mark W. McCutcheon, Joann F. Bashinsky, John S. Stein, III, William B. Morton, Jr., Paul R. Bates and David A. Jones (incorporated by reference to Exhibit 10.24 to Golden Enterprises, Inc. January 13, 2011 Form 10-Q filed with the Commission)

10.27	Retention Bonus Agreement for Mark W. McCutcheon (incorporated by reference to Exhibit 10.27 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.28	Retention Bonus Agreement for Paul Randall Bates (incorporated by reference to Exhibit 10.28 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.29	Retention Bonus Agreement for David A. Jones (incorporated by reference to Exhibit 10.29 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.30	Retention Bonus Agreement for Patty R. Townsend (incorporated by reference to Exhibit 10.27 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.31	Option Cancellation Agreement for Mark W. McCutcheon (incorporated by reference to Exhibit 10.31 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.32	Option Cancellation Agreement for Paul Randall Bates (incorporated by reference to Exhibit 10.32 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.33	Option Cancellation Agreement for David A. Jones (incorporated by reference to Exhibit 10.33 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.34	Option Cancellation Agreement for Patty R. Townsend (incorporated by reference to Exhibit 10.34 to Golden Enterprises, Inc. July 22, 2016 Form 8-K filed with the Commission).

10.35	Second Amendment to Salary Continuation Plan for Mark W. McCutcheon dated July 14, 2016 filed herewith.

10.36	Third Amendment to Salary Continuation Plan for Mark W. McCutcheon dated August 16, 2016, filed herewith.

14.1	Golden Enterprises, Inc.’s Code of Conduct and Ethics adopted by the Board of Directors on April 8, 2004 (incorporated by reference to Exhibit 14.1 Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission).

(18)	Letter Re: Change in Accounting Principles

18.1	Letter from the Registrant’s Independent Accountant dated August 12, 2005 indicating a change in the method of applying accounting practices followed by the Registrant for the fiscal year ended June 3, 2005 (incorporated by reference to Exhibit 18.1 to Golden Enterprises, Inc.’s June 3, 2005 Form 10-K filed with the Commission).

21	Subsidiaries of the Registrant ( incorporated by reference to Exhibit 21 to Golden Enterprises, Inc. May 31, 2004 Form 10-K filed with the Commission)

23.1	Consent of Carr, Riggs & Ingram, LLC

23.2	Consent of Dudley, Hopton-Jones, Sims & Freeman. PLLP

(31)	Certifications

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99.1	A copy of excerpts of the Last Will and Testament and Codicils thereto of Sloan Y. Bashinsky, Sr. and of the SYB Common Stock Trust created by Sloan Y. Bashinsky, Sr. providing for the creation of a Voting Committee to vote the shares of common stock of Golden Enterprises, Inc. held by SYB, Inc. and the Estate/Testamentary Trust of Sloan Y. Bashinsky, Sr. (incorporated by reference to Exhibit 99.1 to Golden Enterprises, Inc.’s June 3, 2005 Form 10-K filed with the Commission).

99.2	Report of the Audit Committee.

